Form 10KSB
period 1999-01-31
OUTLOOK SPORTS TECHNOLOGY INC
filed 1999-05-17
CIK 1064539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended January 31, 1999

                        Commission File Number 000-25563

                         OUTLOOK SPORTS TECHNOLOGY, INC.
             ------------------------------------------------------

             (Exact name of registrant as specified in its charter)



Delaware                                    65-0648808
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)


                           100 Grand Street, Suite 5A
                               New York, NY 10013
               (Address of principal executive offices) (Zip Code)

                                 (212) 966-0400
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(g) of the
                                      Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Company's revenues for the year ended January 31, 1999 were $468,194.

     As of May 13, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over the Counter Electronic Bulletin Board's last sale price of $7.25 on May 13, 1999) was $16,496,396.

     As of May 13, 1999, there were 4,072,528 shares of the registrant's Common Stock outstanding.

PART I.

Item 1.  HISTORY OF THE COMPANY

     The Company was founded as Hippo, Inc. in February 1996, with the goal of becoming a leading U.S. golf equipment and apparel manufacturer. To that end the Company entered into a licensing agreement with Hippo Holdings, Ltd., a leading manufacturer of value-priced golf equipment in Europe, to manufacture, market and distribute the HiPPO brand of golf equipment in the United States and Canada. The Company began shipments of HiPPO products in July of 1997 and for the ten month period ending April 30, 1998 sold approximately $500,000 in HiPPO clubs. The Company has since discontinued the distribution of value-priced golf equipment to pursue opportunities in the premium-priced end of the market offered by Tegra products.

         In June of 1996, the Company initiated a significant research and development project to develop new, visibly distinct technology for its golf clubs with which to enter the premium-priced segment of the U.S. golf market. The premium-priced segment of the golf market captures the largest portion of consumer spending with approximately 70% of consumer dollars being spent on premium clubs. In addition, manufacturers margins on premium clubs are typically significantly higher than on value-priced equipment. This research led to the Company's development of its patent-pending Invisible Inset Hosel and bullet shaped driver technology. These new technologies have become the key technological elements of the Tegra brand of golf equipment. To improve its margins and profits, the Company added the Tegra brand of premium golf equipment and accessories at the premium-priced segment of the market.

         In January, 1998 the Company changed its name to Outlook Sports Technology, Inc. Management believes that this name better reflects the attitude and spirit of the Company, as a forward thinking and technologically advanced sporting goods manufacturer, than its prior name.

         In April, 1998 the Company was approached by Hippo Holdings, Ltd. to reacquire the rights to the HiPPO brand in the United States and Canada. On May 4, 1998 the Company sold its license to sell HiPPO-TM- products in the U.S. back to Hippo Holdings, Ltd. along with all existing HiPPO-TM- inventory, marketing materials and related liabilities. In return, the Company received a cash payment from Hippo Holdings, Ltd. of approximately $413,000. In addition, Hippo Holdings, Ltd. returned to the Company 50,000 shares of the Company's common stock and assumed outstanding liabilities and commitments of the Company in excess of $1,000,000.


General

Company Products

         TEGRA GOLF CLUBS. Tegra woods and irons with the Company's patent-pending Invisible Inset Hosel are an evolution from current club technology. The Company has worked with Chou Golf Design Labs, Inc. to develop the Tegra line of golf clubs. The Company's design moves or insets the shaft as close to the center of the club head as permitted under current USGA rules. As a result, the club head will rotate to the target faster than conventional designs, making it easier to square the club at impact and enabling the golfer to hit straighter and longer shots. This technology has been designed to be visibly distinct to the consumer at all times except while the club is being used. The Company's purpose in making the technology "invisible" to golfers while hitting the shot is to enhance the golfers ability to aim the club when addressing the ball. The Company believes that the Company's Invisible Inset Hosel technology could be as significant to the golf industry as perimeter weighting, graphite shafts or oversize metal woods.

         In addition, the Company designed the Tegra woods with a "bullet" shape in which the widest part of the club is the club's face or hitting area. This "bullet" shape contrasts with conventional club designs, in which the club head widens out from the face of the club resulting in the widest part of the club head being half an inch or more behind the face. The club's bullet shape provides a larger hitting area and sweet spot than would be achieved in a club having the same volume but a conventional design. An additional result of the bullet shape is that more weight in the club is distributed directly behind the hitting area than with conventional designs.

         Tegra irons incorporate the same patent-pending Invisible Inset Hosel technology as Tegra woods. The inset is as beneficial in Tegra irons as it is in Tegra woods. The Company believes that squaring the club to the target at impact makes Tegra iron shots more accurate than conventional designs. Tegra irons feature an oversize head design, with weighting around the perimeter and behind the sweet spot designed to maximize forgiveness on mis-hits and to provide a better feel on center hits, and the Invisible Inset Hosel which has been elevated to reduce club head twisting in longer grass.

         The Company designs and markets Tegra men's right handed titanium woods and 17-4 stainless steel irons. The Company produces a full range of titanium drivers (6 DEG., 8 DEG., 9 DEG., 10 DEG. and 11 DEG.) and titanium fairway woods (#3, #5, #7 and #9) with graphite shafts and irons with options of steel or graphite shafts. Each shaft is available in various flexes to accommodate golfers of all ages and ability levels. The Company plans to introduce left-handed, ladies and seniors woods in the Summer of 1999.

         The Company has conducted player testing on its woods and irons and the Company believes such testing shows its Tegra technology promotes straighter and longer golf shots than other leading premium-priced golf clubs. "Iron Byron" testing (robotic testing designed to repeat identical swings so different clubs can be compared under controlled conditions) of Tegra woods has confirmed that the Tegra driver provides greater carry, roll and overall distance than certain leading premium-priced clubs while simultaneously increasing accuracy. Additional mechanical testing which has recently been recorded using high speed video shows that the Invisible Inset Hosel design produces a squarer club face at impact than other leading premium-priced clubs, resulting in straighter and longer shots.

         The Company's Invisible Inset Hosel technology is visibly distinct to the consumer except while the club is being used. In the golf industry, where many products look alike, some technological features are difficult to distinguish. Since many manufacturers make similar performance claims, consumers can become confused and have difficulty distinguishing products. The visibility of the technology is extremely important to identifying the product and communicating its benefits in a believable way and therefore adds to the Company's marketing effort. The Company believes that past performance of golf club sales shows that golf clubs which have had visibly distinct technology have seen far greater sales growth than equipment with new but non-visibly distinct technology. In 1967, Ping became a leader in the irons category when it introduced the first cavity backed (perimeter weighted) irons, a technology that was visibly distinct from other irons available at the time. In 1979, Taylor Made became a leader in the driver category when it introduced the first "metal wood" with an investment cast steel club head replacing the traditional persimmon wood head. In 1991, Callaway Golf became a leader in the driver category when it introduced the first oversized metal wood. Each of these products was not only an evolution of existing technology but its technology was visibly distinct to the consumer. As a more recent example, in 1994, Taylor Made introduced the Burner Bubble Shaft. This shaft incorporates a geometrical "bubble" highlighted with copper paint to emphasize its visible difference from conventional shafts. In the second quarter of 1995, Taylor Made's sales nearly tripled from 1994, achieving a 30% share of the premium driver market. The Company believes that a key factor to the success of these products is that the technology was visibly distinct to the consumer.

     The Company is currently sourcing all of its golf club components from contract manufacturing facilities. The Company's golf club heads are currently made in Asia by Wisdom Industries Co., Ltd., Fu Sheng Industrial Co., Ltd. and Zhong Shan Wei Sheng Sporting Goods Co., Ltd. True Temper Sports ("True Temper"), the world's largest shaft manufacturer, is currently producing the Company's steel and graphite shafts domestically. Golf Pride, a division of the Eaton Corporation, the world's largest grip manufacturer, produces the grips domestically. Joe Powell Golf, Inc. ("Powell"), one of the golf industry's leading golf equipment assembly companies, assembles the Tegra clubs domestically. The Company obtains these supplies by using individual purchase orders, rather than detailed open supply agreements. The Company spent $189,581 in 1998 and $451,019 in 1997 in connection with research and development.

         APPAREL. In addition to golf clubs, the Company designs and markets a line of men's apparel. The Company's apparel designs are intended to enhance the Tegra brand image and be technically advanced. The Company's apparel collection for the holiday 1999 selling season will focus on golf outerwear. The collection will expand for the Spring 2000 to include a complete range of men's shirts.

         Tegra outerwear is designed to perform in a variety of climatic conditions. A collection of technical fabrics such as Air-Tech-TM-, a waterproof-breathable nylon, and Micro Fleece, a brushed Polyester fabric which provides breathable insulation have been incorporated to help keep the golfer comfortable when playing in inclement weather.

         A complete range of men's shirts is planned for introduction for the Spring 2000 selling season. The Company's men's shirt collection will focus on offering a limited range of updated styles in a wide variety of colors. The Tegra collection will emphasize performance, comfort and style and are suitable for wear on or off course. The Company will offer a custom embroidery program for on-course golf shops and anticipates that 75% of all shirts will be custom logoed.

         ACCESSORIES. The Company offers a variety of golf caps and full size staff bags. The Company plans to offer a full line of accessories, including bags, umbrellas, towels and caps. The Company anticipates offering a range of golf bags, including stand, light-weight carry and full size staff bags. The Company expects its golf bags, umbrellas, and towels to be available for the summer, 1999.

MARKETING

         GENERAL. The Company's target consumer is the avid amateur golfer. To reach this consumer the Company is developing a direct response advertising campaign, which will include a thirty minute infomercial, creating a unique web site which will include electronic commerce, designing and installing TREs in golf shops and attempting to obtain endorsements from golf professionals.

         DIRECT RESPONSE ADVERTISING. The Company is presently developing a direct response advertising campaign. The campaign will contain a long format (30-minute) infomercial for Tegra drivers as well as 30 second, one minute and two minute spots. Filming of this infomercial was completed during April, 1999. The infomercial is being hosted by national sports broadcaster Dan Hicks and contains appearances by professional golf instructor Josh Zander and the club's designer Art Chou. The Company believes that several golf equipment companies have found long format infomercials to be extremely successful and profitable. The Company believes that the unique technological features incorporated in the Tegra driver and visibility of the features give it the potential to be a successful direct response product. Consumers will be able to purchase Tegra products directly by calling the Company's toll free phone number or ordering the product on-line. The Company intends to test market the infomercial on network affiliates, sports cable channels and regional cable channels in the Northeastern United States beginning in June, 1999.

         In addition to broadcast advertising, the Company will launch a direct market print campaign. The Company plans to place Tegra driver direct response print advertisements in national golf publications such as GOLF DIGEST, GOLF WEEK and GOLF MAGAZINE and other targeted consumer publications.

         INTERNET. The Company anticipates that it will have a web site on the internet by July 1999. The site will contain information about Tegra products and tour players. In addition, the Company is considering making products available for direct internet purchases (electronic commerce), although no assurance can be given as to when, or if, the Company will do so. The Company foresees expanding on-line operations to maximize internet opportunities.

     TEGRA RETAIL ENVIRONMENTS. The Company has adopted a marketing model used by marketers of many leading brands of consumer products who use in-store shops to increase sales and brand awareness. TREs are advanced retail selling systems designed to increase sales and brand awareness at point of purchase by selling Tegra products in a branded environment. TREs are defined spaces in golf shops, which occupy from 25 to 150 square feet and consist of a variety of elements, which may include flooring, fixtures, graphics, and point-of-purchase materials. Within a TRE the Company has the ability to market Tegra golf clubs, apparel and accessories in an integrated, branded environment designed to convey the image of the Company as innovative in golf club technology and distinctive in design.

         In the Spring, 1998, the Company began a rollout of Tegra Retail Environments in select golf stores. The Company installed 58 TREs in golf stores in 55 cities, including two of the nation's largest golf equipment retailers Edwin Watts and Roger Dunn Golf Shops. This rollout demonstrated to the Company that there is a need and an opportunity in the marketplace for in-store golf shops. However, due to cash flow problems in 1998, the Company was unable to support these shops and accordingly removed installations for revision and reinstallation in 1999. Most present Tegra retailers have indicated a desire to have updated TREs and the Company anticipates that the majority of golf shops which retail Tegra products in the year 2000 will be included in the TRE program.

         TOUR ENDORSEMENTS. Tegra products were endorsed for the 1998 season by four touring professionals. Tegra players won more than $2 million world-wide on tour. The company is revising its tour strategy in 1999 to focus on a large number of PGA Tour professionals to endorse its products rather than signing large endorsement contracts with one or two players. The Company is not presently endorsing any tour professionals. However, the Company is investigating the possibility of establishing a program under which professional golfers would be endorsed for wearing Tegra clothing and/or headgear and/or using a Tegra driver.

     RETAIL PRICING. One of the Company's sales strategies is to deliver products which can achieve superior retail margin in order to incentivize retailers to sell more Tegra product. The Company estimates that retailers on average achieve 20% gross margin on sales from premium golf equipment. By pricing appropriately, the Company believes it will be able to offer retailers products that can achieve superior margin. The Company expects that, on average, Tegra golf clubs will allow retailers to achieve 40% gross margin, while Tegra apparel allow retailers to achieve in excess of 50% gross margin.

         CATALOGUE SALES. Tegra products are available in the Edwin Watts golf catalog, one of the country's leading golf catalogues.

PATENTS

         Where appropriate, the Company seeks patent protection. The Company has filed patent applications covering various aspects of its TEGRA line of inset woods and irons. The Company filed a United States provisional patent application on December 31, 1996, entitled INSET HOSEL GOLF CLUB. The Company subsequently filed a full United States patent application and a Patent Cooperation Treaty patent application based on the United States provisional patent application, claiming priority as of the December 31, 1996 date. The Patent Cooperation Treaty Application designated all states. Based on the results of a patent search obtained by outside patent counsel, the Company is of the view that various aspects of the TEGRA line of woods and irons may be patentable. The patent applications include sixty-eight claims of varying scope and construction, including claims directed to golf clubs having an inset hosel wherein the fact that the hosel is inset and is hidden from the golfer, as well as claims directed to methods of making such a golf club. Other claims are directed to other features or combinations of features of the Tegra golf clubs. The Company has not received a substantive office action on the merits from the United States Patent and Trademark Office.

         The Company intends to seek further patents on its technology, if appropriate. However, there can be no assurance that patents will issue from any of the Company's pending or any future applications or that any claim allowed from such applications will be of sufficient scope of strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company.

COMPETITION

         The Company competes with a number of established golf club manufacturers, many of which have greater financial and other resources than the Company. The Company's competitors include Callaway Golf Company, Adidas-Salomon AG (Taylor Made) and Fortune Brands, Inc. (Titleist and Cobra). The Company competes primarily on the basis of performance, brand name recognition, quality and price. The Company believes that its ability to establish its brand and market its products through its distributors is important to its ability to compete.

         The golf club industry is generally characterized by rapid and widespread imitation of popular technologies, designs and product concepts. The Company expects that one or more competitors may introduce products similar to its Tegra clubs. The buying decisions of many purchasers of golf clubs are often the result of highly subjective preferences which can be influenced by many factors, including, among others, advertising media, promotions and product endorsements. The Company may face competition from manufacturers introducing other new or innovative products or successfully promoting golf clubs that achieve market acceptance. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and could have a material adverse effect on the Company's business, operating results or financial condition.

         In addition, the Company competes with a number of more well-established designers of golf apparel, including Nike, Reebok, Greg Norman, and Tommy Hilfiger. Because the Company competes primarily on the basis of brand name recognition, quality, comfort, and fashion considerations, the Company believes that its ability to establish its brand and market its apparel is important to its ability to compete. The subjective nature of apparel-buying decisions could result in a lack of acceptance in the market of the Company's apparel and accessories. Failure of the Company's current and planned apparel and accessories would adversely affect the Company's future growth and profitability.

Employees

     At April 30, 1999, the Company had eight full-time employees, seven of whom were involved in executive, managerial, supervisory and sales capacities and one of whom serves in a clerical capacity. None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company believes that its relationship with its employees is satisfactory.

Item 2.  PROPERTIES AND FACILITIES

     The Company's corporate headquarters are located in a 2,250 square foot facility in New York, NY. This facility accommodates the Company's corporate, administrative and marketing personnel. The lease on this facility is month to month with a monthly rent of $4,950.

Item 3.  LEGAL PROCEEDINGS

         The Company received a letter from counsel for Tatsuya Saito ("Saito") on January 28, 1998 requesting that the Company review its Tegra line of clubs in view of a patent issued to Saito on July 12, 1994 (the "Saito Patent"). The
Saito Patent covers certain aspects of a club head and hosel, including the positioning of the hosel inset relative to the club head. The Company has referred this request to independent outside patent counsel. The Company does not believe that the Tegra line of clubs infringes any of the claims of the Saito Patent; however, there can be no assurance that a court will find that one or more of the Company's products does not infringe the Saito Patent, or any other patent. If Tatsuya Saito is successful in asserting its patent, it could require the Company to alter or withdraw existing products, delay or prevent the introduction of new products, or force the Company to pay damages if the products have been introduced.

         The Company is a defendant in a lawsuit filed by Vardon Golf Company, Inc. ("Vardon") asserting that the Company's Tegra woods and irons infringe one of the claims of its patent issued on April 12, 1994 (the "Vardon Patent"). The Vardon Patent includes claims directed to a number of aspects of a golf club head and hosel, including claims directed to an extended radius of gyration, which includes an aspect of the club head extending behind the hosel. Vardon filed a complaint in the Northern District of Illinois, Eastern Division, on May 13, 1998, in which Vardon alleges that six golf club manufacturers, including the Company, have manufactured, sold, offered to sell and distributed in the United States, specifically in the Northern District of Illinois, wood-type and iron golf clubs that are covered by at least one claim of the Vardon Patent and a related design patent. The Company does not believe that the Tegra line of clubs infringes any of the claims of these patents and the Company has prepared and filed a response to the complaint; however, there can be no assurance that a court will find that the Company does not infringe one or the other of these patents, or both. If Vardon is successful in asserting its patent, it could require the Company to alter or withdraw existing products, delay or prevent the introduction of new products, or force the Company to pay damages if the products have been introduced.

         The Company has been named as a defendant, together with May Davis Group ("May Davis"), in a litigation brought in the United States District Court, Southern District of New York on December 11, 1998 (Case Number 98CIV.
8772) brought by Argent Securities, Inc. ("Argent"). Argent alleges that the Company has breached a letter of intent with Argent whereby Argent was to act as the underwriter of the company's initial public offering of securities as well as a Private Placement Agreement whereby Argent was to act as the placement agent of the Company's private placement of securities. The complaint alleges that Argent is owed $20,557 by the Company for expenses and $1.5 million by the Company for services performed by Argent for the benefit of the Company. The complaint further alleges that May Davis was instrumental in interfering with these contracts and Argent is seeking $1.5 million in damages from May Davis as damages caused by such alleged tortious interference. Finally Argent is claiming $1.5 million in damages against both of the Company and May Davis, jointly and severally, which is to equal lost revenues and future profits of Argent. The Company believes these claims are without merit and intends to vigorously defend itself against these claims. The Company is also considering bringing counter claims against Argent. There can be no assurance however, that the Company will be successful in defending itself against these claims and if the Company were to lose such litigation it would have a materially adverse effect on the Company and its ability to continue operations.

         The Company had extensive negotiations with an entity representing professional golfer Ian Woosnam for in excess of one year in an attempt to reach an agreement on the terms of a long term endorsement contract under which Mr. Woosnam would endorse Tegra golf equipment, apparel and accessories. While these negotiations were ongoing, Mr. Woosnam used Tegra golf equipment, apparel and accessories while competing on the US and European PGA Tours. The Company and Mr. Woosnam have been unable to reach agreement on the terms of the endorsement contract and at this time negotiations have stopped. The Company has made offers to Mr. Woosnam in an attempt to compensate Mr. Woosnam for the value of the services he rendered during 1998. Should the Company and Mr. Woosnam be unable to amicably reach an agreement regarding the value of the services rendered by Mr. Woosnam, Mr. Woosnam may decide to pursue legal action against the Company. In the event that Mr. Woosnam does file a lawsuit against the Company, the Company will assert its defenses vigorously; however, no assurance can be made that the Company will prevail or as to the damages which a court may assess against the Company if Mr. Woosnam were to prevail in any such action.

     From time to time the Company has been threatened with, or named as a defendant in, lawsuits in the ordinary course of its business. The Company's management does not believe that any of these lawsuits are material. There can be no assurance that one or more future lawsuits, if decided adversely to the Company, would not have a material adverse effect on the Company's business, financial condition and results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company consummated an initial public offering of its Class A Common Stock, par value $0.01 per share ("Class A Common Stock") pursuant to a registration statement declared effective by the Commission on March 16, 1999, File No. 333-58631 ("Registration Statement"). The Class A Common Stock is quoted on the Over The Counter Electronic Bulletin Board under the symbol TGRA. The Company's Class B Common Stock , par value $0.01 per share ("Class B Common Stock") has no public trading market.

         As of April 30, 1999 there were approximately 45 holders of record of Class A Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Class A Common Stock in street name for there clientele (with each such brokerage house and/or clearing house being considered as one holder) and two holders of record of Class B Common Stock.

         The Company has not paid any dividends to date on either class of Common Stock.


Recent Sales of Unregistered Securities

     On October 7, 1998, the Company amended its certificate of incorporation to create two classes of Common Stock. References to Common Stock below are to the Common Stock of the Company prior to this Amendment.

     The following information is furnished with regard to all securities sold by the Company within the past three years which were not registered under the Securities Act. The share numbers set forth below have been adjusted to reflect a number of stock splits.

     The issuances described in this Item 5 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. The recipients of all of these securities represented that such securities were being acquired for investment and not with a view to the distribution thereof. In addition, the certificates evidencing these securities bear restrictive legends. All investors represented that they were either sophisticated or accredited investors. All investors were given full disclosure concerning the Company and its business as well as a full opportunity to ask questions of and receive answers from the Company and its officers and authorized representatives regarding the terms and conditions of the offering as well as the affairs of the Company and related matters.

Issuances of Common Stock

Name                                                        Number of Shares    Purchase Price       Date Sold

Paul Berger..........................................             333,333       $ 132,000             May 13, 1996
                                                                  117,630          95,000             June 21, 1996
                                                                  207,690         170,000             August 19,1996
                                                                1,204,800         588,660             February 27,1997

Jim Dodrill..........................................             333,333         132,000             May 31, 1996
                                                                    4,833          10,150             April 22,1997

Michelle Cohen.......................................              76,502         210,000             September 4, 1996
David Staudinger.....................................               6,666          14,000             July 25, 1997
Walter Maupay........................................              16,666          35,000             July 31, 1997
Walter & Gina McDonough..............................               3,333           7,000             August 1, 1997
DDJ Hackworthy Ltd Pp................................              47,619         100,000             August 11, 1997
David Stern..........................................               8,333          17,500             August 18, 1997
Ian Woosnam (1)......................................             104,784         220,047             October 1, 1997
Synergy Group International (2)                                   200,000         100,000             October 17, 1997
Carol Dodrill/Bill Powell (3)........................             100,000          50,000             October 28, 1997
Paul Fairchild.......................................              33,333          70,000             October 30, 1997
Rodger Berman (2)....................................               6,666           5,000             November 10, 1997
Frank Maddocks.......................................              60,000          45,000             November 11, 1997
Glen Day.............................................              10,000          (4)                January 1, 1998
Dan Snider...........................................               1,250          (4)                January 1, 1998
Arthur Chou..........................................               1,666          (4)                January 1, 1998
Andrew Holder/Marc Roberts (2)                                    100,000         100,000             January 23, 1998
Argent Securities, Inc...............................             125,000          (4)                January 23, 1998
         Total.......................................

   Purchase price was paid by the individual forgoing payments due under a contract with Company in amounts equal to the purchase price. These individuals purchased stock from Paul Berger and Jim Dodrill.
These individuals purchased stock from Paul Berger. Issued in connection with a services contract.

     In November 1998, the Company executed exchange agreements with certain noteholders, including officers and a related party, whereby such parties exchanged an aggregate of $6,121,284 of principal and interest on notes for 1,224,257 shares of the Company's Class A Common Stock and 1,224,257 warrants to acquire shares of the Company's Class A Common Stock.

     Between November 1998 and February 1999, the Company received $225,000 in exchange for notes payable bearing interest at rates between 10% and 12% with an equivalent face amount and 18,000 shares of the Company's Class A Common Stock. These notes matured upon the earlier of (a) various dates between February and October 1999 and (b) five days subsequent to the completion of an initial public offering by the Company. These loans were repaid in March 1999.


Debt Securities and Warrants

     From February, 1997 through July 1, 1998, the Company issued unregistered debt securities and warrants to a number of individuals pursuant to five private placements and to Stanley Berger in connection with certain advances to the Company. The issuances made in connection with these transactions were made in reliance on Section 4(2) of the Securities Act. In each case, each purchaser was an accredited investor. The following summary of these transactions reflects the effect of all stock splits of the Company's Common Stock. The summary also reflects a 25% increase in the number of shares of Common Stock that may be purchased by each investor in the offerings described under (a) and (b) below, which increase was granted by the Company in return for an extension of the payment date for each Note.

     (a) In February through April, 1997, the Company sold through a private placement a total of 9.75 Units (or portions of a Unit) to fourteen individuals, each Unit consisting of a non-transferable promissory note in the amount of
$100,000, earning 12.5% interest annually, and a warrant to purchase 13,570 shares of the Common Stock of the Company. The warrants are convertible into shares of Common Stock at $0.75 per share and terminate after five years.

     (b) In May through June, 1997, the Company sold through a private placement a total of 10.5 Units (or portions of a Unit) to ten individuals (all of whom had participated in the first private placement), each Unit consisting of a non-transferable promissory note in the amount of $50,000, earning 15% interest annually, and a warrant to purchase 27,708 shares of the Common Stock of the Company. The warrants are convertible into shares of Common Stock at $0.75 per share and terminate after five years.

     (c) In July, 1997, the Company sold through a private placement a total of six Units (or portions of a Unit) to three individuals, each Unit consisting of a non-transferable promissory note in the amount of $75,000, earning 12.5% interest annually, and a warrant to purchase 15,000 shares of the Common Stock of the Company. The warrants are convertible into shares of Common Stock at $2.10 per share and terminate after five years. One investor in this offering received warrants to purchase an additional 98,333 shares of Common Stock at $3.00 per share, and one investor received warrants to purchase an additional 31,666 shares of Common Stock at $2.10 per share.

     (d) In January through June, 1998, the Company sold through a private placement a total of 70.1 Units (or portions of a Unit) to 43 individuals (four of whom had participated in the first private placement), each Unit consisting of a non-transferable promissory note in the amount of $50,000 and an option to receive an additional $3,125 in cash or a warrant to purchase 25,000 shares of the Common Stock of the Company. Argent Securities, Inc. acted as placement agent in the private placement and received compensation of $499,150 consisting of a 10% commission and certain other fees.

     (e) On July 1, 1998, the Company, the Company sold through a private placement a total of one Unit to a single individual, which Unit consisted of a non-transferable promissory note in the amount of $400,000 and a warrant to purchase 533,333 shares of the Common Stock of the Company. The warrant is convertible into shares of Common Stock at $7.25 per share and terminates after three years. H.J. Meyers acted as placement agent in the private placement and received compensation of $40,000 consisting of a 10% commission.

     (f) In September, 1996 through January, 1998, the Company issued a total of ten non-transferable promissory notes, totaling $340,000 and warrants to purchase a total of 67,857 shares of the Common Stock of the Company. The warrants are convertible into shares of Common Stock at exercise prices ranging from $0.75 per share to $4.00 per share and terminate after 5 years.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

General

     The statements contained in this report that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

     The following analysis of the Company's financial condition as of and for the fiscal years ended January 31, 1999 and 1998 and for the period from February 8, 1996 (inception) through January 31, 1997 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS 1999 vs. 1998

     Sales during the year ended January 31, 1999 totaled $468,194 compared to sales of $741,120 for the year ended January 31, 1998. Of the sales during the year ended January 31, 1999, $445,799 were generated by sales of Tegra products and $22,395 by sales of HiPPO products. This compares to sales during the year ended January 31, 1998, of $588,514 generated by sales of HiPPO products and $152,606 by sales of Tegra products.

     The Company introduced the HiPPO line in July of 1997 and the Tegra line in October of 1997. Sales during both the year ended January 31, 1999 and the year ended January 31, 1998 were negatively impacted because the Company was not able to purchase inventory to fill customer orders as a result of the Company's inadequate working capital and lack of open terms with its vendors. The Company believes that the absence of sufficient working capital has historically prevented the Company from taking full advantage of demand for its products. Likewise, the Company believes that the lack of open terms with its vendors contributed to preventing the Company from meeting this demand.

     In May of 1998 the Company sold its license to sell HiPPO products in the U.S. back to Hippo Holdings, Ltd. along with all existing HiPPO inventory, marketing materials and related liabilities. In return, the Company received a cash payment from Hippo Holdings, Ltd. of approximately $413,000. In addition Hippo Holdings, Ltd. returned to the Company 50,000 shares of the Company's Common Stock and assumed commitments of the Company in excess of $1,000,000. Accordingly, the Company has ceased selling HiPPO products and does not expect to receive revenue on a going forward basis from such brand.

     Costs of sales during the year ended January 31, 1999 totaled $685,131 compared to cost of sales during the year ended January 31, 1998 of $859,317. Of the total incurred during the year ended January 31, 1999, approximately $48,307 reflects costs associated with air freighting goods from manufacturing facilities, which are in Asia, to the Company's warehouse in Miami, Florida compared to approximately $89,343 for the year ended January 31, 1998. The cost of air freight was necessitated by the Company's marginal working capital position which limited the Company's ability to place orders as far in advance as would otherwise be desirable or to maintain inventory to support demand. The Company's shortage of working capital required the Company to attempt to shorten lead times involved in production and shipping of goods in order to deliver product as quickly as possible to its customers. Other incremental delivery costs of $47,787 also adversely impacted cost of sales for the year ending January 31, 1998. Additional production cost variances of $52,218 in material and assembly charges attributed to smaller production runs and manufacturing carrying charges than the Company expects would have been the case if it were in a better working capital position also adversely impacted cost of sales for the year ending January 31, 1998. Costs of sales in comparison to sales for the year ended January 31, 1998 was negatively impacted by the liquidation of apparel for $85,356 with a cost of $151,089. Cost of sales for the year ended January 31, 1999 were also negatively impacted by $142,157 loss for liquidation of apparel below cost.

     Research and development costs totaled $189,581 for the year ended January 31, 1999 as compared to $451,019 for the year ended January 31, This decrease resulted from reduced spending associated with final development of Tegra golf equipment.

     During the year ended January 31, 1998 the Company incurred a royalty expense of $16,681 to Hippo Holdings, Ltd. in connection with sales of HiPPO products. Because all such sales have been terminated, the Company incurred no such royalty expense during the year ended January 31, 1999 and will no longer have any royalty expenses to Hippo Holdings, Ltd.

     Selling, general and administrative expenses totaled $5,861,141 for the year ended January 31, 1999 as compared to $3,669,657 for the year ended January 31, 1998 This increase resulted primarily from increased payroll and related expenses, advertising and promotion, travel, professional fees and facilities, supplies and services.

RESULTS OF OPERATIONS 1998 vs. 1997

         Sales during the year ended January 31, 1998 totaled $741,120. There were no sales during the period February 8, 1996 (inception) to January 31, 1997. Of the sales during the year ended January 31, 1998, $588,514 were generated by sales of HiPPO products and $152,606 by sales of Tegra products.

         The Company introduced the HiPPO line in July of 1997 and the Tegra line in October of 1997. Sales during the year ended January 31, 1998 were negatively impacted because the Company was not able to purchase inventory to fill customer orders as a result of the Company's inadequate working capital and lack of open terms with its vendors. The Company believes that the absence of sufficient working capital has historically prevented the Company from taking full advantage of demand for its products. Likewise, the Company believes that the lack of open terms with its vendors contributed to preventing the Company from meeting this demand.

         Costs of sales during the year ended January 31, 1998 totaled $859,317. Of this amount, approximately $89,343 reflects costs associated with air freighting goods from manufacturing facilities, which are in Asia, to the Company's warehouse in Miami, Florida. The cost of air freight was necessitated by the Company's marginal working capital position which limited the Company's ability to place orders as far in advance as would otherwise be desirable or to maintain inventory to support demand. The Company's shortage of working capital required the Company to attempt to shorten lead times involved in production and shipping of goods in order to deliver product as quickly as possible to its customers. Other incremental delivery costs of $47,787 also adversely impacted cost of sales for the year ending January 31, 1998. Additional production cost variances of $52,218 in material and assembly charges attributed to smaller production runs and manufacturing carrying charges than the Company expects would have been the case if it were in a better working capital position also adversely impacted cost of sales for the year ending January 31, 1998. Costs of sales in comparison to sales for the year ended January 31, 1998 was negatively impacted by the liquidation of apparel for $85,356 with a cost of $151,089.

         Research and development costs totaled $451,019 for the year ended January 31, 1998 as compared to $650,805 for the period ended January 31, 1997. This 31% decrease resulted from reduced spending associated with final development of Tegra golf equipment.

         During the year ended January 31, 1998 the Company incurred a royalty expense of $16,681 to Hippo Holdings, Ltd. in connection with sales of HiPPO products. No royalty expense was incurred during the period ending January 31, because the Company had not begun sales of its products.

         Selling, general and administrative expenses totaled $3,669,657 for the year ended January 31, 1998 as compared to $1,251,009 for the period ended January 31, 1997. This increase resulted primarily from increased advertising and promotion spending and development costs and growth in employment and related costs.

FORECAST

         The Company expects to commence sales of Tegra products as existing and potential retailers and consumers gain familiarity with the Tegra brand and the benefits offered by the Company's Tegra Driver which the Company plans to advertise extensively through the Company's 30 minute infomercial which the Company anticipates airing beginning June 1999.

         The Company anticipates that its cost of goods sold will decrease with increased volume of purchasing and lower costs associated with shipping product as the Company's working capital position improves.

         The Company anticipates that within the following 12 months it will hire an additional 5 people. Of these 5 people, 2 are expected to be hired for sales positions. These individuals will primarily be territory managers responsible for sales to specific accounts within a defined geographic region. The remaining new hires will work in customer service and administrative positions.

YEAR 2000 COMPLIANCE

         Many  existing  computer  systems and  applications  and other  control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, as year 2000 approaches, computer systems and applications used by many companies may need to be upgraded to comply with "Year 2000" requirements. The Company relies on its systems in operating and monitoring many significant aspects of its business, including financial systems (such as general ledger, accounts payable, accounts receivable, inventory and order management), customer services, infrastructure and network and telecommunications equipment. The Company also relies directly and indirectly on the systems of external business enterprises such as customers, suppliers, creditors, financial organizations and domestic and international governments. The Company currently estimates that its costs associated with Year 2000 compliance, including any costs associated with the consequences of incomplete or untimely resolution of Year 2000 compliance issues, will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the Company has not exhaustively investigated and does not believe it has fully identified the impact of Year 2000 compliance and has not concluded that it can resolve any issues that may arise in complying with Year 2000 without disruption of its business or without incurring significant expense. In addition, even if the Company's internal systems are not materially affected by Year 2000 compliance issues, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity has historically consisted of sales of equity securities and high yield debt borrowings. During the year ended January 31, 1999 the Company borrowed $4,205,000 from unaffiliated individuals at interest rates ranging from 7.5% to 12% and with a weighted average rate of 9.3% Additionally, the Company borrowed $19,147 from the Chief Executive Officer of the Company at an interest rate of 12.5%.

     In November 1998, the Company executed exchange agreements (the "Exchange Agreements") with certain unaffiliated noteholders whereby such note holders exchanged an aggregate of $5,210,236 principal amount of indebtedness plus accrued interest for 1,042,047 shares of Common Stock and 1,042,047 Warrants. Holders of $375,000 principal amount of indebtedness refused to execute the Exchange Agreement and such amount remained outstanding at January 31, 1999. The Company is attempting to negotiate settlement of this amount with the noteholders. In addition, in November 1998, $911,048 which the Company had borrowed from certain officers or persons affiliated to officers of the Company was also converted into 182,210 shares of Common Stock and 182,210 Warrants.

         The Company has developed and implemented strategies to meet ongoing and future liquidity needs. These strategies include (i) obtaining funds from private placements of securities of the Company; (ii) an initial public offering of the Company's Class A Common Stock (iii) arranging for purchase order financing and (iv) arranging for working capital financing on inventory and receivables to assist in cash flow. In addition, the Company has reached an agreement with Wisdom Industries Co., Ltd., ("Wisdom") one of the Company's principal suppliers of driver heads in which Wisdom has agreed to allow the Company to pay for 30% of the purchase price of driver heads with Common Stock. The terms of the agreement also provide the Company with extended terms for payment of the remainder of the cash portion of the purchase price. The management of the Company believes that these actions along with a tighter control on overall costs will allow the Company to meet its liquidity needs for the next 12 months. If one or more of the Company's financing plans or strategies are not successful, it may materially impact the Company's cash flow needs during the next twelve months.

         Pursuant to the terms of a factoring agreement, the Company assigns substantially all of its accounts receivable to a factor with recourse. The Company is able to borrow up to 50% of eligible accounts receivable, as defined, up to a maximum amount of $1 million. Advances from the factor incur interest at 24% per annum. Receivables assigned to the factor are subject to a charge of 3.0% of the face amount of the receivable. The advances from the factor are secured by all the Company's assets. During the year ended January 31, 1998, the Company incurred interest charges of $10,059 and factoring charges of $7,739. During the year ended January 31, 1999, the Company incurred combined interest and factoring charges of $34,877. The term of the factoring agreement is through August 1999 and renews for successive twelve month periods thereafter, unless canceled by the Company or the factor. At January 31, 1998, the Company had received advances of approximately $115,000 in excess of those permitted under the factoring agreement, resulting in the Company being in default of such agreement. As a result of the default, the factor had the right to terminate the agreement and demand payment of the funds advanced. Subsequent to year end, the Company reduced the amounts outstanding under the factoring agreement and is currently within the borrowing base of such agreement.


SEASONALITY

         The business of the Company is subject to seasonal fluctuations. Historically, companies in the golf industry have seen their greatest sales in the first half of the calendar year, and the business of the Company is particularly dependent on sales during these months. Nevertheless, the Company believes that, in the near term, its sales may not reflect this seasonality because the opening of new accounts during the second half of 1999 will outweigh seasonal effects, which the Company expects may increase its sales during this period.

Item 7.  FINANCIAL STATEMENTS

         The Financial Statements are included with this report commencing on page F-1.

                         OUTLOOK SPORTS TECHNOLOGY, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                           Page

Report of Independent Accountants                                                                          F-2

Balance Sheet, January 31, 1999                                                                            F-3

Statements of Operations, Years Ended
  January 31, 1999 and 1998                                                                                F-4

Statements of Changes in Shareholders' Deficit, Years Ended
  January 31, 1999 and 1998                                                                                F-5

Statements of Cash Flows, Years Ended
  January 31, 1999 and 1998                                                                                F-6

Notes to Financial Statements                                                                              F-8




                       REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders
Outlook Sports Technology, Inc.


     We have audited the accompanying balance sheet of Outlook Sports Technology, Inc. as of January 31, 1999, and the related statements of operations, changes in shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Outlook Sports Technology, Inc. as of January 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and has a working deficiency capital and shareholders' deficit at January 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /S/WOLINETZ, GOTTLIEB & LAFAZAN, P.C.
                                              WOLINETZ, GOTTLIEB & LAFAZAN, P.C.



Rockville Centre, New York
May 6, 1999

                        OUTLOOK SPORTS TECHNOLOGY, INC.
                                  BALANCE SHEET
                                JANUARY 31, 1999

                                     ASSETS

Current Assets:
 Accounts receivable (net of allowance for doubtful accounts
    of $147,605) ................................................................   $       --
  Inventories ...................................................................        225,804
  Prepaid expenses ..............................................................         33,747
                                                                                    ------------
         Total current assets ...................................................        259,551

Property and equipment (net of accumulated depreciation
  of $160,855) ..................................................................        354,318

Debt issuance expense - net .....................................................         22,000

Deferred offering costs .........................................................        170,706

                                                                                    $    806,575

                                            LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ..............................................................   $  1,674,384
  Accrued expenses ..............................................................      1,571,899
  Accrued wages and related expenses ............................................      1,058,879
  Accrued interest payable ......................................................        233,322
  Advances from officer .........................................................         25,000
  Notes payable - current portion ...............................................        762,844
                                                                                    ------------
         Total current liabilities ..............................................      5,326,328

Notes payable - long-term .......................................................         40,000
                                                                                    ------------

                                                                                       5,366,328

Commitments and contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding .................................................           --
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 2,334,075 shares issued ..................................         23,341
  Common stock; Class B, $.01 par value, 5,000,000 shares
    authorized; 1,464,953 shares issued and outstanding .........................         14,650
  Treasury stock; 50,000 Class A shares at cost .................................        (19,300)
  Additional paid-in capital ....................................................      8,892,290
  Accumulated deficit ...........................................................    (13,470,734)
                                                                                     ------------
         Total shareholders' deficit ............................................    ( 4,559,753)
                                                                                     ------------

                                                                                    $    806,575


   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS


                                                          Year Ended
                                                          January 31,
                                                     1999            1998
                                                --------------  ---------------

Revenue ......................................   $   468,194    $   741,120
                                                  -----------   -----------

Costs and expenses:
  Costs of sales .............................       685,131        859,317
  Research and development ...................       189,581        451,019
  Stock-based compensation ...................          --          210,130
  Selling, general and administrative expenses     5,861,141      3,669,657
                                                  -----------   -----------

         Total costs and expenses ............     6,735,853      5,190,123
                                                  -----------   -----------

Loss from operations .........................    (6,267,659)    (4,449,003)
                                                  -----------   -----------

Other income (expense):
  Interest expense ...........................    (  544,869)    (  244,648)
  Gain on sale of license ....................       413,997           --
                                                  -----------   -----------
                                                  (  130,872)    (  244,648)
                                                  -----------   -----------

Net loss .....................................   $(6,398,531)   $(4,693,651)
                                                  ===========   ===========

Net loss per common share - basic and diluted    $     (2.34)  $     (2.21)
                                                  ===========   ===========

Weighted average common shares outstanding ...     2,739,376      2,120,460
                                                  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT



                                                                                Additional                      Total
                                         Common Stock          Treasury         Paid in       Accumulated   Shareholders'
                                    Shares      Amount          Stock           Capital        Deficit         Deficit

Balance, February 1, 1997 ...      1,118,488   $     11,185   $       --      $  1,221,159   $ (2,378,552)   $ (1,146,208)

Issuance of common stock ....      1,205,583         12,056           --           932,218           --           944,274

Stock option compensation ...           --             --             --           153,166           --           153,166

Net loss ....................           --             --             --              --       (4,693,651)     (4,693,651)
                                 ------------   ------------    ------------   ------------    ------------    ------------

Balance, January 31, 1998 ...      2,324,071         23,241           --         2,306,543     (7,072,203)     (4,742,419)

Issuance of common stock
  for payment of services ...        242,700          2,427           --           411,786           --           414,213

Issuance of common stock
  upon conversion of debt ...      1,224,257         12,243           --         6,109,041           --         6,121,284

Issuance of common stock
  as debt issuance expense ..          8,000             80           --            39,920           --            40,000

Issuance of stock purchase
  warrants as payment of
  accrued interest ..........           --             --             --            25,000           --            25,000

Treasury stock, 50,000 shares           --             --          (19,300)           --             --        (  19,300)

Net loss ....................           --             --             --              --     ( 6,398,531)     (6,398,531)
                                ------------   ------------    ------------   ------------    ------------    ------------

Balance, January 31, 1999 ...      3,799,028   $     37,991   $    (19,300)   $  8,892,290   $(13,470,734)   $ (4,559,753)
                                ============   ============    ============   ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS


                                                                   Year Ended
                                                                   January 31,
                                                               1999           1998
                                                          -------------- ---------------

Operating activities:
  Net loss ..............................................   $(6,398,531)   $(4,693,651)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization .....................       167,400          8,100
      Stock-based compensation ..........................          --          210,130
      Increase in allowance for doubtful accounts .......       112,605           --
      Stock issued for services .........................       414,213           --
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable ......        55,095     (  167,700)
        (Increase) decrease in inventories ..............       191,254     (  417,058)
        Increase in prepaid expenses ....................    (   20,893)    (   12,854)
        (Increase) decrease in deposits and
         other current assets ...........................        51,813     (   44,004)
        Decrease in prepaid royalties ...................       133,319         16,681
        Increase in accounts payable and accrued expenses     2,208,785      2,156,941
                                                             -----------   -----------

Net cash used in operating activities ...................    (3,084,940)    (2,943,415)
                                                             -----------   -----------

Investing Activities:
  Capital expenditures ..................................    (  302,074)    (  178,547)
                                                             -----------   -----------

Net cash used in investing activities ...................    (  302,074)    (  178,547)
                                                             -----------   -----------

Financing activities:
  Proceeds from line of credit ..........................           100         35,000
  Advances from officers ................................        44,147        255,000
  Proceeds from issuance of unsecured notes payable .....     4,205,000      2,265,500
`  Proceeds (payments) from (to) factor .................    (  277,394)       280,138
  Repayment of unsecured notes payable ..................    (  415,500)    (   30,000)
  Proceeds from exercise of stock options and sale of
    common stock ........................................          --          298,650
  Deferred offering costs ...............................    (  170,706)          --
                                                             -----------   -----------

Net cash provided by financing activities ...............     3,385,647      3,104,288
                                                             -----------   -----------

Net decrease in cash ....................................    (    1,367)    (   17,674)

Cash, beginning of period ...............................         1,367         19,041
                                                             -----------   -----------

Cash, end of period .....................................   $      --      $     1,367
                                                             ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest ................................   $     9,322    $     1,868
                                                             ===========   ===========


The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)


Supplemental disclosure of noncash investing and financing activities:

                                                                                             Year Ended
                                                                                              January 31,
                                                                            1999                              1998
                                                                       --------------                   ---------------
Issuance of 1,024,800  shares of common stock in
  February  1997 in exchange for the forgivness
  of $588,660 of advances due to the Company's Chief
  Executive Officer                                                    $            -                    $    588,660
                                                                       ==================                ============

Issuance of 8,000 shares of Class A common stock
  as debt issuance expense                                             $      40,000                     $          -
                                                                       ==================                ============

Return to the Company of 50,000  shares  of common
  stock  as treasury stock originally issued to a licensor
  in connection with sale of license back to licensor                  $      19,300                     $          -
                                                                       ==================                ============

Issuance of 1,161,666  shares of Class A common stock
  and 1,161,666  warrants to purchase Class A common
  stock in connection  with  conversion of notes payable
  and accrued interest on notes, pursuant to exchange
  agreement                                                            $ 5,808,327                       $          -
                                                                       =================                 ============

Issuance  of 62,591  shares  of Class A common  stock
  and  62,591  warrants  to purchase Class A common
  stock to the Company's  President and Chief  Executive
  Officer in  connection  with  conversion  of advances
  made to the Company and accrued interest on such advances,
  pursuant to exchange agreement                                      $    312,957                       $          -
                                                                      ================                   ============



















   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 1 -          Organization and Basis of Presentation
                  --------------------------------------

                         Outlook  Sports  Technology,  Inc. (the  "Company") was
                    incorporated on February 8, 1996 in the State of Delaware. The Company is a designer and marketer and, through the use of contracted parties, a manufacturer of golf equipment, apparel and accessories under the TEGRA(TM)brand name. TEGRA(TM)golf clubs incorporate the Company's patent-pending Invisible Inset Hosel(TM).

                         The  Company  initially  entered  the U.S.  golf market
                    under a license agreement with Hippo Holdings, Ltd. ("Hippo Holdings"), a British golf equipment manufacturer and distributor. Under the terms of the licensing agreement, the Company acquired the rights, in perpetuity, to market and sell HiPPO(TM)brand products in the U.S. and Canada for 50,000 shares of the Company's common stock, and prepaid royalties of $150,000. In May 1998, the Company sold this license back to Hippo Holdings (see Note 9).

                         The   accompanying   financial   statements  have  been
                    prepared assuming that the Company will continue as a going concern. Since its inception in 1996 through January 31, 1999, the Company has incurred recurring losses of approximately $13,471,000 and has not generated cash from its operating activities. Additionally, at January 31, 1999, the Company had a shareholders' deficit of approximately $4,560,000 and its current liabilities exceeded its current assets by approximately $5,067,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (i) achieving sufficiently profitable operations and (ii) obtaining adequate financings. These financial statements do not reflect any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                         In  connection  with the above,  during March and April
                    1999 the Company completed an initial public offering under which the Company sold 438,500 shares of its Class A common stock for net proceeds of approximately $1,794,000 inclusive of certain unpaid offering expenses (see Note 10). In addition, the Company intends to raise additional funds through a combination of equity and/or debt financings. The Company also intends to test market an infomercial for TEGRA(TM)drivers on network affiliates, sports cable channels and regional cable channels in the Northeastern United States beginning in June 1999. The success of these planned measures however, cannot be determined at this time and there can be no assurance that these planned measures will be realized.

NOTE 2 -          Summary of Significant Accounting Policies
                  ------------------------------------------

     Use of Estimates

                         The  preparation of financial  statements in conformity
                    with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Cash

                         The Company considers those  short-term,  highly liquid
                    investments with original maturities of three months or less as cash.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 2 -          Summary of Significant Accounting Policies (Continued)
                  ------------------------------------------------------

     Inventories

                         Inventories,  which is primarily comprised of clubs and
                    component parts, is stated at the lower of cost or market with cost determined using the first-in, first-out method. Component parts consist primarily of golf club heads, shafts and grips.

     Property and Equipment

                         Property   and   equipment   is  stated  at  cost  less
                    accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets, which approximate three and five years. Significant additions and improvements are capitalized and costs for maintenance and repairs are expensed as incurred.

     Deferred Offering Costs

                         Deferred  offering costs represent  charges incurred in
                    connection with a proposed initial public offering of the Company's common stock. Upon successful completion of such offering, the aggregate offering costs will be charged to additional paid-in capital. In the event that the proposed offering is unsuccessful, the aggregate offering costs will be charged to operations in the appropriate period.

     Debt Issuance Expense

                         Costs  associated  with certain of the  Company's  debt
                    financing transactions have been capitalized. These costs include the value of common stock issued, as consideration for obtaining various loans. Such costs are being amortized over the terms of the related loans.

     Long Lived Assets

                         The Company reviews long lived assets and  identifiable
                    intangibles for recoverability and reserves for impairment whenever events or changes in circumstances indicate. Based on estimated future cash flows, the carrying amount of the assets will not be fully recoverable.

     Revenue Recognition

                         Revenue  from the sale of non  consignment  products is
                    recognized at the time title to such products passes to the customer. Revenue from the sale of products delivered on consignment is recognized at the time such products are sold by the customer.

     Research and Development Costs

                         Research and development  costs, which relate primarily
                    to the design of the TEGRA(TM) brand name products, are expensed as incurred.

     Advertising Costs

                         Advertising costs are expensed as incurred. Advertising
                    expense consists of media advertising as well as brochure, production and direct mail costs. Advertising expense approximated $1,033,000 for the year ended January 31, 1998.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 2 -          Summary of Significant Accounting Policies (Continued)
                  ------------------------------------------------------

     Income Taxes

                         The Company  records  deferred  income  taxes using the
                    liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of the deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

     Stock-Based Compensation

                         The Company  accounts for  stock-based  compensation to
                    its employees using the intrinsic value method, which requires the recognition of compensation expense over the vesting period of the options when the exercise price of the stock option granted is less than the fair value of the underlying common stock. Additionally, the Company provides pro forma disclosure of net loss and loss per share as if the fair value method had been applied in measuring compensation expense for stock options granted. Stock-based compensation related to options granted to non-employees is recognized using the fair value method.

     Loss Per Share

                         The  computation  of loss per share of common  stock is
                    computed by dividing net loss for the period by the weighted average number of common shares outstanding during that period. The weighted average number of common shares outstanding for the years ended January 31, 1998 and 1999 excludes approximately 1,179,000 and 3,218,000 respectively, of antidilutive stock options and warrants.

                         Because the Company is incurring losses,  the effect of
                    stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

     Fair Value of Financial Instruments

                         The   carrying   value  of  the   Company's   financial
                    instruments, including cash , accounts receivable, accounts payable, accrued expenses and notes payable approximated fair value because of the short maturity of these instruments. The Company routinely assesses the financial strength of its customers and records an allowance for doubtful accounts when it determines that collection of a particular amount is unlikely.

     Reclassifications

                         Certain items in these  financial  statements have been
                    reclassified to conform to the current period presentation.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 3 -          Inventories
                  -----------

     Inventories consist of the following:

Components parts ..................   $ 64,800
Clubs .............................    124,216
Apparel, golf accessories and other     36,788
                                      --------
                                   $   225,804


NOTE 4 -          Property and Equipment
                  ----------------------

     Property and equipment consists of the following:

Furniture and fixtures .   $468,974
Equipment ..............     46,199
                           --------
                            515,173
Accumulated depreciation    160,855
                           $354,318

     The Company recorded depreciation expense of $8,100 and $149,400 for the years ended January 31, 1998 and 1999, respectively.


NOTE 5 -          Notes Payable
                  -------------

     Notes payable consist of the following:

Unsecured notes payable to private investors,
  due September 1998 (see below) ...................   $375,000
Unsecured notes payable to private investors,
  due February 1999, interest at 12% (see below) ... 75,000 Unsecured note payable to private investor, due September 1999, interest at 10% (see below) .. 25,000 Unsecured notes payable to private investors,
  due April 1999, interest at 7.5% .................    250,000
Unsecured line of credit, interest at the bank's
  prime  rate  plus 2%,  guaranteed  by  the
  Company's President and Chief Executive
  Officer, due on demand ...........................     35,100
Long-term unsecured notes payable to the
  Company's President and Chief Executive
  Officer, interest at 7.5%, due by September 2002 .     40,000
Advances from factor, interest at 24%, due on demand      2,744
                                                       --------
                                                        802,844
Current portion ....................................    762,844
                                                       --------
Long-term portion ..................................   $ 40,000
                                                       ========

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 5 -          Notes Payable (Continued)
                  -------------

                         In January 1998, as part of a proposed  $3,500,000 debt
                    offering, the Company issued a $50,000 note payable maturing at the earlier of September 1998 or within 5 days after an initial public offering of the Company's common stock generating in excess of $7 million of gross proceeds. From February 1998 through June 1998 the Company raised an additional $3,455,000 through the issuance of notes payable, the terms of which were the same as the January 1998 note. Under the terms of the debt financing, for each $50,000 principal the holder of the note payable had the option to receive interest in the amount of $3,125 or warrants to purchase 25,000 shares of the Company's common stock at a price per share equal that to be offered in connection with the offering of warrants under the Company's then planned initial public offering, which management expected to be 115% of the per share initial public offering price.

                         In  July  1998  the  Company  issued  a  $400,000  note
                    payable, the terms of which gave the noteholder the option to receive either $25,000 in interest or warrants to purchase 533,333 shares of the Company's common stock at 125% of the per share initial public offering price.

                         In November 1998,  noteholders of $3,530,000  principal
                    of the $3,905,000 principal described above elected to exchange such indebtedness for an aggregate of 706,000 shares of the Company's Class A common stock and 706,000 warrants to purchase Class A common stock (see Note 6). At January 31, 1999 the Company was in default on the remaining $375,000 notes payable.

                         In  connection  with  the  issuance  of the 12% and 10%
                    notes, the Company issued 8,000 shares of Class A common stock valued at $40,000. Such shares have been recorded as debt issuance expense and are being amortized over the terms of the loans.

                         Pursuant  to the terms of a  factoring  agreement,  the
                    Company assigns substantially all of its accounts receivable to a factor with recourse. The Company is able to borrow up to 50% of eligible accounts receivable, as defined, up to a maximum amount of $1 million. The agreement calls for the Company to assign a minimum of $1.5 million per year of eligible accounts receivable, as defined. Advances from the factor bear interest at 24% per annum. Receivables assigned to the factor are subject to a charge of 3% of the face amount of the receivable. The advances from the factor are secured by all of the Company's assets. During the year ended January 31, 1998, the Company incurred interest of $10,059 and factoring charges of $7,739. During the year ended January 31, 1999, the Company incurred combined interest and factoring charges of $34,877. The factoring agreement, as amended on August 31, 1998, is for an initial term of twelve months and renews for successive twelve month periods thereafter, unless cancelled by the Company or the factor.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 6 -          Shareholders' Deficit
                  ---------------------

     Stock Splits and Number of Authorized Shares

                         In February 1997,  the Company  increased the number of
                    authorized shares of common stock from 6,500,000 to 10,881,000 and simultaneously effected a 3-for-2 reverse stock split. In July 1997, the Company increased the number of authorized shares of common stock from 10,881,000 to 24,300,000. On January 31, 1998, the Company decreased the authorized shares of common stock to 8,100,000 and simultaneously effected a 3-for-1 reverse stock split.

                         In October 1998,  the Company  increased the authorized
                    shares of common stock from 8,100,000 to 20,000,000. Within the authorized shares of common stock, the Company created a Class A and a Class B stock, consisting of 15,000,000 and 5,000,000 shares of stock, respectively. Additionally, the Company authorized 5,000,000 shares of preferred stock, par value $0.01 per share.

                         All  references  to the number of common shares and per
                    share amounts elsewhere in the financial statements and related footnotes have been restated to reflect the effect of all stock splits for all periods presented.

     Common Stock

                         During  February  1997, the Company's  Chief  Executive
                    Officer was issued approximately 1,025,000 shares of the Company's common stock in return for the forgiveness of $588,660 in advances to the Company at various dates during 1996 and 1997. The Company recorded approximately $57,000 of compensation expense in connection with the issuance of such shares based on the fair market value of the shares as determined by an independent valuation. Also, during the year ended January 31, 1998, the Company sold approximately 181,000 shares of its common stock for $299,000, of which 4,833 shares were sold to a related party.

                         In March 1998,  the Company  issued 104,784 shares to a
                    professional golfer as consideration for $220,047 owed to such golfer under the Company's endorsement arrangement with Hippo Holdings. The Company was then negotiating an endorsement contract with this professional golfer for the Company's TEGRA(TM)brand products. These negotiations ceased prior to any agreement being reached between the Company and the golfer.

                         On  April  29,  1998,   the  Company   entered  into  a
                    consulting agreement with a financial advisor to obtain financial investment services through January 22, 2000. The consideration provided for in the agreement was the issuance of 125,000 shares of the Company's common stock. This agreement was terminated by the Company in November 1998. Accordingly, the Company recorded $125,000 as a charge to operations in the current period.

                         In March 1998 the Company issued 12,916 shares of Class
                    A common stock valued at $69,166 to three consultants in connection with services performed.

                         In connection with issuance of $100,000 principal notes
                    payable (see Note 5) the Company issued 8,000 shares of Class A common stock valued at $40,000. Such shares have been recorded as debt issuance expense and are being amortized over the term of the loans.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 6 -          Shareholders' Deficit (Continued)
                  ---------------------------------

                  Common Stock (Continued)

                         On October 7, 1998,  the Company's  President and Chief
                    Executive Officer converted an aggregate of 1,464,953 shares of their Class A common stock to the equivalent number of Class B common stock. The Company has agreed not to register the Class B common stock under the Securities Exchange Act of 1933 for a period of two years. The Class B common stock converts to an equal amount of Class A common stock upon the earlier of (i) October 31, 2000 or (ii) such time as the closing price for the Class A common stock shall equal or exceed $8 for a period of 10 consecutive trading days. Otherwise, the rights of the holders of Class A and Class B common stock are substantially the same.

                         In  November  1998,  the  Company   executed   exchange
                    agreements with certain noteholders including a related party, whereby such parties exchanged an aggregate of $5,808,327 of principal and interest on notes for 1,161,666 Class A shares of common stock and 1,161,666 warrants to acquire Class A shares of common stock. Subsequent to such exchange, the Company was in default on $375,000 principal notes payable.

                         Addiitonally,  in November 1998,  the Company  executed
                    exchange agreements with the Company's President and Chief Executive Officer who had advanced funds to the Company, whereby such officers exchanged an aggregate of $312,957 of principal and interest on advances for 62,591 Class A shares of common stock and 62,591 warrants to acquire Class A shares of common stock.

     Common Stock Warrants

                         In connection  with the issuance of its unsecured notes
                    payable to private investors, the Company issued warrants to purchase shares of its common stock as follows:

                                                               Warrants

                                                                   Weighted Average
                                                        Shares     Exercise Price

Balance, January 31, 1997 ............................     7,150   $   1.13
Warrants issued in connection with $975,000 of
  notes payable at 12.5% .............................   107,250       0.75
Warrants issued in connection with $525,000 of
  notes payable at 15% ...............................   232,750       0.75
Warrants issued in connection with $420,000 of
  notes payable at 12.5% .............................    84,000       2.10
Warrants issued in connection with other notes payable    33,000       2.33
                                                         -------       -----

Balance, January 31, 1998 ............................   464,150       1.12

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 6 -          Shareholders' Deficit (Continued)
                  ---------------------------------

     Common Stock Warrants (Continued)

                                                           Warrants

                                                              Weighted Average
                                                    Shares    Exercise Price

Warrants issued in connection with extension of
  $975,000 of notes payable at 12.5% ..........      26,813   $0.75
Warrants issued in connection with extension of
  $525,000 of notes payable at 15% ............      58,188    0.75
Warrants issued in connection with extension of
  $420,000 of notes payable at 12.5% ..........     130,000    2.78
Warrants issued in connection with $400,000 of
  note payable ................................     533,333    7.25
Warrants issued in connection with exchange of
  $6,121,284 principal and interest (see above)   1,224,257    6.67
                                                  ---------   -----

Balance, January 31, 1999 .....................   2,436,741   $5.32
                                                  =========   =====

     The Company believes that the above warrants had an insignificant fair market value at the time of their issuance.

     Common Stock Options

                         On  September  4, 1996,  the  Company  adopted the 1996
                    Incentive and Non-Qualified Stock Option Plan (the "1996 Plan") allowing the Company to issue 500,000 incentive stock options to employees and non-qualified stock options to either employees or consultants. The total number of shares with respect to which options may be granted was increased to 1.15 million on January 24, 1997.

                         In June 1998 the Company adopted the 1998 Incentive and
                    Non-Qualified Stock Option Plan (the "1998 Plan") allowing the Company to issue 800,000 incentive stock options to employees and non-qualified stock options to either employees or consultants.

                         The  Company  has  issued   various  stock  options  to
                    employees and consultants. The options' vesting period varies from full vesting upon issuance of options to vesting over a three year period. A summary of the Company's stock options activity is as follows:

                                     Options

                                        Weighted Average
                              Shares    Exercise Price

Balance, January 31, 1997    267,531    $0.82
Granted .................    448,880     3.04
                            --------    ------
Balance, January 31, 1998    716,411     2.21
Terminated ..............   (101,765)   (3.05)
Granted .................    166,666     8.24
                            --------    ------

Balance, January 31, 1999    781,312    $3.383
                            ========    ======

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 6 -          Shareholders' Deficit
                  ---------------------

     Common Stock Options (Continued)

                         Outstanding    Exercisable     Weighted Average
Exercise Price Range     Shares         Shares          Exercise Price

$ 0.225                   85,476         85,476         $  0.225
  0.72 - 0 75            159,441        151,942            0.689
  2.10 - 3 00            319,896        318,785            2.632
  6.00 - 9 20            216,499        112,791            7.724
                         -------        -------            ------
                         781,312        668,994         $  3.383
                         =======        =======            ======

                         The Company generally grants options at exercise prices
                    equal to the estimated market value of the Company's common stock at the date of the grant. The Company recognized approximately $153,000 of stock-based compensation expense during the year ended January 31, 1998, relating to options granted to exercise prices below the estimated fair market value of the Company's common stock at the date of grant. Had compensation costs for the Company's stock option grants to employees been determined using the fair value method, the Company's loss and loss per share for the year ended January 31, 1998 would not have been significantly different from the amounts recorded.

                         Fair market value  information  for the Company's stock
                    warrants and options for the years ended January 31, 1998 and 1999 was estimated using the Black-Scholes option pricing model assuming risk free rates of 5.6% to 6.5%, no dividend yield, expected terms of 3 years, and no significant volatility.


NOTE 7 -          Income Taxes
                  ------------

                         The  Company is subject  to  federal  and state  income
                    taxes but has not incurred a liability for such taxes due to losses incurred. As of January 31, 1999 the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $9,800,000. This NOLC is available to offset future federal taxable income, if any, through 2014. Limitations on the utilization of the Company's net operating tax loss carryforwards could result in the event of certain changes in the Company's ownership.

                         The Company had  deferred  tax assets of  approximately
                    $4,116,000 at January 31, 1999, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 8 -          Commitments and Contingencies
                  -----------------------------

                         The Company  currently rents office space on a month to
                    month basis and leases equipment under non cancelable operating lease arrangements. Rent expense for the years ended January 31, 1998 and 1999 was approximately $101,000 and $133,000, respectively.

                         The  Company  has  a  commitment  under  an  employment
                    contract expiring in November 1999. The remaining commitment on this contract is approximately $47,000.

                         As of January 31,  1998,  the Company had entered  into
                    purchase agreements with various suppliers for components and finished goods for both TEGRA(TM)and HiPPO(TM)brand products, approximating $1.3 million (see Note 9). At January 31, 1999 the Company had no significant purchase agreements.

                         The Company is a defendant in a lawsuit alleging patent
                    infringement and, additionally, has received a request that the Company reviews its TEGRA(TM)line of clubs in view of a patent issued to a third party relating to golf club design. The Company believes that its TEGRA(TM)brand golf clubs do not infringe the patents which are the subject of the lawsuit of the review request. However, no assurance can be given that the Company's product does not infringe such patents, or any golf club related patent. Further, the Company cannot currently estimate the effect of an adverse decision in connection with these matters on the Company's financial condition or results of operations.

                         The Company is a defendant  in a lawsuit  alleging  the
                    breach of a letter of intent with an underwriter. The lawsuit seeks approximately $1.5 million in damages. The Company believes this claim is without merit and intends to vigorously defend itself; however, there can be no assurance that the Company will prevail.

                         The Company is involved in legal proceedings and claims
                    which arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims will not result in any material adverse effect on the Company's financial position or results of operations.


NOTE 9 -          Sale of License
                  ---------------

                         In May  1998,  the  Company  sold its  license  to sell
                    HiPPO(TM) products in the U.S. back to Hippo Holdings along with all existing HiPPO(TM) brand inventory and certain marketing materials of approximately $91,000, prepaid royalties of approximately $133,000, and the assumption of liabilities in the amount of approximately $225,000. The Company received cash payments of approximately $413,000. A gain of approximately $414,000 was recorded in connection with this transaction. In addition, Holdings returned to the Company the 50,000 shares of common stock it had received upon entering the license agreement; no gain or loss was recorded in connection with the return of the stock.
                    Furthermore, Hippo Holdings assumed the Company's then outstanding purchase commitments in the amount of approximately $1,172,000 related to the HiPPO(TM) brand of products. Sales of HiPPO(TM) brand products for the years ended January 31, 1998 and 1999, were approximately $589,000 and $24,000, respectively.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 10 -         Subsequent Events
                  -----------------

                         Subsequent  to January 31, 1999,  the Company  received
                    $125,000 in exchange for notes payable bearing interest at a rate of 10% with an equivalent face amount and 10,000 shares of the Company's Class A common stock. These notes mature on the earlier of October 1, 1999 or 5 days subsequent to the completion of an initial public offering by the Company. The Company valued the shares issued in connection with this transaction at $50,000. These loans were repaid in March 1999.

                         In March 1999, the Company agreed to reacquire  125,000
                    shares of Class A common stock for $31,250. These shares were originally issued to Argent Securities, Inc. in April 1998 in connection with a two year consulting agreement.

                         During  March and April 1999 the Company  completed  an
                    initial public offering of its Class A common stock. The Company sold 438,500 shares of Class A common stock at $5.80 per share. Net proceeds to the Company were approximately $1,794,000 inclusive of certain unpaid offering expenses.

                         In connection with the offering,  the Underwriters were
                    granted for a nominal fee Common Stock Purchase Warrants entitling the Underwriters to purchase up to 40,000 shares of Class A common stock at $9.57 per share.

                         Additionally,   in  April  1999  the  Company's   Chief
                    Executive Officer advanced $250,000 to the Company in exchange for notes payable bearing interest at the prime rate of interest. The first $100,000 of this advance is due on the earlier of March 1, 2000 or within five days following the closing of a public offering of equity securities of the Company resulting in gross proceeds to the Company of $5,000,000. The remaining $150,000 of this advance is due on the earlier of April 20, 2004 or within five days following the closing of a public offering of equity securities of the Company resulting in gross proceeds to the Company of $5,000,000.


NOTE 11 -         Year 2000 Considerations
                  ------------------------

                         The "Year 2000"  problem  relates to  computer  systems
                    that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year 2000 the results could have a material adverse effect on the Company.

                         The Company's review of its own operating  systems does
                    not indicate any Year 2000 problems. However, the Company is dependent on third party vendors. Failures and interruptions, if any, resulting from the inability of certain computing systems of third party vendors to recognize the Year 2000 could have a material adverse effect on the Company's results of operations. There can be no assurance that the Year 2000 issue can be resolved by any of such third parties prior to the upcoming change in the century. Although the Company may incur substantial costs, as a result of such third party service providers correcting Year 2000 issues, such costs are not sufficiently certain to estimate at this time.

Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent accountants

                         On April 5, 1999 PricewaterhouseCoopers LLP resigned as
                    the Company's independent accountants.

                         The  reports  of  PricewaterhouseCoopers   LLP  on  the
                    Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle; however, the report of PricewaterhouseCoopers LLP dated June 9, 1998 on the financial statements of the Company as of and for the periods ended January 31, 1998, contained a paragraph of emphasis indicating the existence of certain factors which raised substantial doubt about the Company's ability to continue as a going concern.

                         The Company's  Board of Directors have been notified of
                    the resignation of the PricewaterhouseCoopers LLP as the independent accountants of the Company..

                         In  connection  with its audits for the two most recent
                    fiscal years and for the period from February 1, 1998 through April 5, 1999, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

                         The       Registrant       has      requested      that
                    PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated April 9, 1999, has been filed as Exhibit 16 to the Company's Form 8-K filed on April 9, 1999.

New independent accountants:

                         Effective April 9, 1999,  Registrant  engaged Wolinetz,
                    Gottlieb & Lafazan, P.C. as its principal accountant. Such engagement was approved by the Registrant's Board of Directors. During Registrant's two most recent fiscal years and any subsequent interim period from February 1, 1998 through April 9, 1999, Registrant did not consult Wolinetz, Gottlieb & Lafazan, P.C., regarding the application of accounting principals to a specified transaction, the type of audit opinion that might be rendered on Registrant's financial statements or any matter that was the subject of disagreement or a reportable event.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

Name                                                                            Age   Position

Paul H. Berger ..............................................................   31   Chairman of the Board
                                                                                     and Chief Executive Officer
Jim G. Dodrill II ...........................................................   32   President, General Counsel,
                                                                                     Chief Financial Officer and Director
Neal J. Cohen ...............................................................   42   Vice President Apparel Operations
David K. Stern ..............................................................   34   Vice President Marketing

     MR. BERGER co-founded the Company with Mr. Dodrill and has served as the Chairman of the Board and Chief Executive Officer of the Company since the Company's inception. From 1994 to 1995, Mr. Berger was the Special Projects Manager for Designs, Inc. ("Designs"), of which his father is the Chairman of the Board. Mr. Berger assisted in repositioning Designs from a single brand apparel chain to a multi-brand operation and in the acquisition by Designs of Boston Trading Ltd., a high quality men's and women's apparel manufacturer. From 1993 to 1994, Mr. Berger served as an attorney with Designs. Mr. Berger is a graduate of the George Washington University and the University of Miami School of Law. Mr. Berger is licensed to practice law in the Commonwealth of Massachusetts and the State of Florida.

     MR. DODRILL co-founded the Company with Mr. Berger and has served as President, General Counsel and a director of the Company since the Company's inception and has served as the Company's Chief Financial Officer since April 1, 1999. From 1993 to 1996, Mr. Dodrill was an associate at the law firm of Latham & Watkins, practicing in the corporate area with an emphasis on securities offerings, acquisitions, finance and general corporate representation. From 1988 to 1990, Mr. Dodrill worked for Davis Polk & Wardwell conducting research and coordinating administrative efforts regarding corporate reorganization and recapitalization transactions and mergers and acquisitions. Mr. Dodrill graduated from Brown University and the University of Miami School of Law, MAGNA CUM LAUDE. Mr. Dodrill is licensed to practice law in the State of New York.

     MR. COHEN has served as the Company's Vice President of Apparel Operations since June 1996. From 1989 to 1996, Mr. Cohen was Vice President of Operations for Benetton Sportsystem Active, where he was responsible for managing the global sourcing of all brands, implementing final quality assurance auditing procedures and managing customer service, and traffic, warehousing and distribution of product. From 1980 to 1985 Mr. Cohen served as the Quality/Production Manager for Adidas U.S.A.

     MR. STERN has served as the Company's Vice President of Marketing since March, 1998. From 1997 to February, 1998, Mr. Stern served on the Company's Advisory Board. From 1997 to 1998, Mr. Stern served as Director of Marketing for Thermolase, a publicly traded company which owns and runs spa facilities across the U.S. From 1987 to 1997, Mr. Stern was Vice President of Marketing at Maddocks and Company.

Committees of the Board of Directors

     The Board of Directors currently consists of Paul Berger and Jim Dodrill and does not currently have a Compensation Committee or an Audit Committee. The Company is currently seeking qualified candidates in order to expand the size of the Board of Directors. Subsequent to such increase, the Board of Directors intends to establish and form a Compensation Committee and Audit Committee.


Compensation of Directors

     The Company's directors will be reimbursed for any out-of-pocket expenses incurred by them for attendance at meetings of the Board of Directors or committees thereof. The Board of Directors also intends to compensate Directors who are not employees of the Company $1,000 per month and to grant each Director who is not an employee of the Company options to purchase 12,000 shares of Common Stock each year, with a per share exercise price equal to the then fair market value of the Common Stock.


Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 1999, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 1999, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


Item 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company during each of the last two fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000.


                                    SUMMARY COMPENSATION TABLE


                                                                                                                   LONG-TERM
                                                                                                                   COMPENSATION
                                                                ANNUAL COMPENSATION                                AWARDS
                                                                                                                   SECURITIES
                                                                                               OTHER ANNUAL        UNDERLYING
NAME AND PRINCIPAL POSITION                                  YEAR      SALARY        BONUS     COMPENSATION(1)     OPTIONS(2)

Paul H. Berger.......................................        1999      $ 31,249        --       $--                (3)
  Chairman of the Board and Chief                            1998        32,721        --        7,800             (4)
  Executive Officer

James G. Dodrill II.................................         1999        31,249        --        --                (5)
  President, General Counsel, Chief                          1998        32,721        --        7,800             (6)
  Financial Officer and Director

Gary M. Treater..............................                1999       115,434        --        --                (7)
  Executive Vice President                                   1998       153,912        --        6,039             13,000

Neal J. Cohen........................................        1999       101,700        --        --                (8)
  Vice President Apparel Operations                          1998       135,600        --        6,444             10,000

James J. Henley...............................               1999        90,000        --        --                (9)
  Apparel Design Director                                    1998       120,000        --        5,400             7,000

David K. Stern................................               1999        37,500        --        --                (10)

(1) Other Annual Compensation consists of life insurance premiums paid by the Company on behalf of the Named Executive Officer.

(2)  See "Option Grants in Last Fiscal Year," below.

(3) Mr. Berger deferred an additional $93,751.

(4) Mr. Berger deferred an additional $92,279.

(5) Mr. Dodrill deferred an additional $93,751.

In March, 1998, Mr. Dodrill received options to purchase 166,666 shares of Class A Common Stock at $3.00 per share in lieu of $92,279 in salary.

(7) Mr. Treater deferred an additional $25,652.

(8) Mr. Cohen deferred an additional $33,900.

(9) Mr. Henley deferred an additional $30,000.

(10) Mr. Stern deferred an additional $43,336.


STOCK OPTIONS GRANTS AND EXERCISES

     The following table shows the value at January 31, 1999 of unexercised options held by the named executive officers:

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values


                                                          Number of securities
                                                          underlying unexercised        Value of unexercised
                                                          options at fiscal year-end    in-the-money options at
           Name               Shares acquired             (#) Value Realized            fiscal year-end ($)
                               on exercise (#)       ($)  Exercisable/unexercisable     Exercisable/unexercisable
- ----------------------------------------------------------------------------------------------------------------------------------

Paul H. Berger                      --               --       19,577/0                     93,480/0
James G. Dodrill II                 --               --       336,511/0                 1,089,337/0
Gary M. Treater                     --               --       39,888/0                     94,381/0
Neal J. Cohen                       --               --       11,137/10,528                23,962/20,340
Everette C. Hinson                  --               --       18,333/0                     35,415/0
James J. Henley                     --               --       11,443/0                     13,393/0
David K. Stern                      --               --       0/25,000                          0/0
- ----------------------------------------------------------------------------------------------------------------------------------


EMPLOYMENT AGREEMENTS

       The Company has no material employment agreements.


STOCK OPTION PLANS.

     The 1996 Incentive and Non-Qualified Stock Option Plan (the "1996 Plan") was adopted by the Board of Directors and the shareholders. Under the 1996 Plan, 1,150,000 shares of Class A Common Stock have been reserved for issuance upon exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code (the "Code"), or (ii) non-qualified options. ISOs may be granted under the 1996 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors and other persons who render services to the Company or any subsidiary corporation of the Company (whether or not they are employees).

     The 1998 Incentive and Non-Qualified Stock Option Plan (the "1998 Plan" and collectively with the 1996 Plan, the "Plans") was adopted by the Board of Directors and the shareholders of the Company in June, 1998. Under the 1998 Plan, 800,000 shares of Class A Common Stock have been reserved for issuance upon exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code (the "Code"), or (ii) non-qualified options. ISOs may be granted under the 1998 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants and other persons who render services to the Company or any subsidiary corporation of the Company (whether or not they are employees), and to all directors of the Company.

     The purpose of the Plans is to provide additional incentive to officers and other employees of the Company as well as other persons providing services to the Company by affording them an opportunity to acquire or increase their proprietary interest in the Company through the acquisition of shares of its Common Stock. The Board of Directors is responsible for administering the Plans. The 1998 Plan may also be administered by a committee consisting of at least two disinterested directors. The Board, within the limitations of the Plans, may determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights by the Company are to be imposed on shares subject to options. ISOs granted under the Plans may not be granted at a price less than the fair market value of the Class A Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting power of all classes of stock of the Company). The aggregate fair market value at the time of grant of shares for which ISOs granted to any person are exercisable for the first time by any person during any calendar year may not exceed $100,000. Options under the Plans may not be granted more than 10 years after its effective date. Options granted to date have seven (7) year terms. The term of each ISO granted under the Plans will expire not more than ten years from the date of grant (or five (5) years in the case of persons holding 10% or more of the voting power of all classes of stock of the Company). Options granted under the Plans are not transferable during an optionee's lifetime but are transferable at death by will or under the laws of descent and distribution. In addition to the options summarized below, a total of ISOs and non-qualified options to purchase 326,819 shares of Class A Common Stock have been granted to other employees and advisors of the Company.

         The following table sets forth as to each Named Executive Officer (a) the total number of shares subject to options granted during the fiscal year ended January 31, 1999, (b) exercise price of such options, (c) the percentage such grants represent of the total option grants to employees in the fiscal year ended January 31, 1999, and (d) the expiration date of such option grants.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                       Percentage of
                           Number of                                   Total Options
                           Shares Subject to        Exercise           Granted to                Expiration
Name                       Option Grants            Price              Employees                 Date
James G. Dodrill           166,666(1)               $3.00              76.9%                     March 16, 2005
David K. Stern              25,000                  $6.00              11.5%                     April 1, 2005

     Mr. Dodrill received these options in lieu of $92,279 of salary for 1997.


     Information regarding executive compensation will appear under the caption "Executive Compensation" in the Information Statement and is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

     The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the Common Stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group.


NAME AND ADDRESS
OF BENEFICIAL OWNER,
5% STOCKHOLDER OR                            BENEFICIAL OWNERSHIP
SELLING STOCKHOLDER                     NUMBER              PERCENT (1)
Paul Berger (2) ....................   1,488,823             36.36%
Jim Dodrill (3) ....................     544,812             12.36%
Gary M. Treater (4) ................      39,388              0.96%
Neal J. Cohen (5) ..................      12,248              0.30%
Everette C. Hinson (6) .............      18,333              0.45%
James J. Henley (7) ................      11,443              0.28%
David K. Stern (8) .................      14,583              0.36%
All directors and executive officers
of the Company as a group
(4 persons) (9)                        2,059,355             46.32%

- ------------------------
Based on the combined total of outstanding Class A and Class B Common Stock.

     (1) Mr. Berger and Mr. Dodrill are the only owners of Class B Common Stock, which identical voting rights to the Class A Common Stock.

     (2) Includes 19,578 shares of Class A Common Stock issuable upon the exercise of options exercisable within 60 days of the date of this report.

     (3) Includes 336,512 shares of Class A Common Stock issuable upon the exercise of options exercisable within 60 days of the date of this Report.

     (4) Comprised entirely of shares issuable upon the exercise of options exercisable within 60 days of this Report.

     (5) Comprised entirely of shares issuable upon the exercise of options exercisable within 60 days of this Report.

     (6) Comprised entirely of shares issuable upon the exercise of options exercisable within 60 days of this Report.

     (7) Comprised entirely of shares issuable upon the exercise of options exercisable within 60 days of this Report.

     (8) Includes 6,250 shares of Class A Common Stock issuable upon the exercise of options exercisable within 60 days of the date of this Report.

     (9) Includes 377,673 shares of Class A Common Stock issuable upon the exercise of options exercisable within 60 days of the date of this Prospectus.

Item 12. CERTAIN TRANSACTIONS

TRANSACTIONS INVOLVING AFFILIATES OF THE COMPANY

         As the Company does not have independent directors as of the date of this Prospectus, none of the ongoing transactions, or past transactions which are now closed, between the Company and its affiliates were approved by independent directors. In the event the Company makes or enters into any material transactions or loans with affiliated persons, the terms of any such transactions will be no less favorable to the Company than those that can be obtained from unaffiliated third parties. Additionally, any forgiveness of such loans will be approved by a majority of the Company's independent directors, once elected, who do not have an interest in the transactions. Such directors will have access, at the Company's expense, to the Company's or independent counsel.

TRANSACTIONS INVOLVING PAUL BERGER

     Between August 21, 1996 and January 23, 1998, Paul Berger, Chairman of the Board of Directors and Chief Executive Officer of the Company, made a number of advances to the Company. On August 21, 1996, Mr. Berger advanced $10,000 to the Company and received a note with a term of six years, earning 7.5% interest annually and an option to purchase 19,577 shares of the Common Stock of the Company at a price of $0.225 per share. In addition, Mr. Berger made four advances to the Company using proceeds from sales of his own stock to other individuals (some of whom were affiliates of the Company) at lower prices than contemporaneous sales of stock by the Company to third-party investors. On October 17, 1997, Mr. Berger advanced $50,000 to the Company after selling 100,000 shares of his stock to Synergy Group International, Inc. at the price of $0.50 per share. On October 28, 1997, Mr. Berger advanced $50,000 to the Company after selling 100,000 shares of his stock to Carol Dodrill, Jim Dodrill's mother, and Bill Powell at the price of $0.50 per share. On November 11, 1997, Mr. Berger advanced $2,500 to the Company after selling 3,333 shares of his stock to Rodger Berman at the price of $0.75 per share. On January 23, 1998, Mr. Berger advanced $50,000 to the Company after selling 50,000 shares of his stock to Andrew Holder and Marc Roberts at the price of $1.00 per share. These four transactions were contemporaneous with the Company's sale of its Common Stock at $2.10 per share. On July 31, 1998, Mr. Berger advanced $19,147 to the Company. Mr. Berger received notes from the Company for all five advances with an annual interest rate of 12.5%. In November 1998, Mr. Berger exchanged an aggregate of $171,647 principal amount of indebtedness plus accrued interest for an aggregate of 39,125 shares of Common Stock and 39,125 Warrants.

         Additionally, in April 1999 Mr. Berger advanced $250,000 to the Company in exchange for notes payable bearing interest at the prime rate of interest. The first $100,000 of this advance is due on the earlier of March 1, 2000 or within five days following the closing of a public offering of equity securities of the Company resulting in gross proceeds to the Company of $5,000,000. The remaining $150,000 of this advance is due on the earlier of April 20, 2004 or within five days following the closing of a public offering of equity securities f the Company resulting in gross proceeds to the Company of $5,000,000.


TRANSACTIONS INVOLVING JIM DODRILL

     Between September 5, 1996 and January 23, 1998, Jim Dodrill, President, General Counsel and Chief Financial Officer of the Company, made a number of advances to the Company. On September 5, 1996, Mr. Dodrill advanced $30,000 to the Company and received a note with a term of six years, earning 7.5% interest annually and an option to purchase 58,731 shares of the Common Stock of the Company at a price of $0.225 per share. In addition, Mr. Dodrill made three advances to the Company using proceeds from sales of his own stock to other individuals at lower prices than contemporaneous sales of stock by the Company to third-party investors. On October 17, 1997, Mr. Dodrill advanced $50,000 to the Company after selling 100,000 shares of his stock to Synergy Group International, Inc. at the price of $0.50 per share. On November 11, 1997, Mr. Dodrill advanced $2,500 to the Company after selling 3,333 shares of his stock to Rodger Berman at the price of $0.75 per share. On January 23, 1998, Mr. Dodrill advanced $50,000 to the Company after selling 50,000 shares of his stock to Andrew Holder and Marc Roberts at the price of $1.00 per share. These three transactions were contemporaneous with the Company's sale of its Common Stock at $2.10 per share. Mr. Dodrill received notes from the Company for all three advances with an annual interest rate of 12.5%. In November 1998, Mr. Dodrill exchanged an aggregate of $102,500 principal amount of indebtedness plus accrued interest for an aggregate of 23,467 shares of Common Stock and 23,467 Warrants.

TRANSACTIONS INVOLVING STANLEY BERGER

         Between August 13, 1996 and January 16, 1998, Stanley Berger, Paul Berger's father, made a number of advances to the Company. The following table summarizes the loans made. For each loan, Mr. Berger received a note with the loan amount and interest rate set forth in the table. In addition, for all but the two repaid loans and one loan on October 1, 1997, Mr. Berger also received a warrant to purchase the number of shares set forth in the table and at the exercise price set forth in the table. All of these notes, aggregating $510,000 plus interest in the amount of $88,090, were exchanged in November 1998 for 119,618 shares of Common Stock and 119,618 Warrants.

                                                  NUMBER OF
                                                  SHARES
                                                  PURCHASABLE
                                    INTEREST      UPON EXERCISE     WARRANT
DATE              AMOUNT OF LOAN      RATE        OF WARRANT     EXERCISE PRICE

August 13, 1996(1)   $ 35,000          --         --                      --
September 26, 1996   $ 40,000          12.5%      4,400       $         1.13
October 8, 1996 ..   $ 25,000          12.5%      2,750       $         1.13
April 30, 1997 ...   $ 25,000          12.5%      3,437       $         0.75
May 27, 1997 .....   $ 50,000          15%       27,708       $         0.75
June 19, 1997 ....   $ 50,000          15%       27,708       $         0.75
July 3, 1997 .....   $ 30,000          12.5%      6,000       $         2.10
July 10, 1997 ....   $ 15,000          12.5%      3,000       $         2.10
August 27, 1997(1)   $ 50,000          --         --                    --
September 12, 1997   $ 50,000          12.5%      8,333       $         2.10
October 1, 1997(2)   $ 25,000          12.5%      --                    --
October 14, 1997 .   $ 50,000          12.5%      8,333       $         2.10
November 14, 1997    $ 50,000          12.5%      8,333       $         2.10
November 28, 1997    $ 30,000          12.5%      2,400       $         2.10
December 3, 1997 .   $ 20,000          12.5%      1,600       $         2.10
January 16, 1998 .   $ 50,000          12.5%      4,000       $         4.00
    Total ........   $595,000                   108,002

(1) This Note was repaid previously.

(2) For this loan, Mr. Berger received a security interest in all of the Company's accounts receivable.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          3.1*             Articles of Incorporation of the Registrant(1)
          3.2*             By-laws of Registrant(1)
          4.1*             Specimen Common Stock Certificate(1)
         10.1*             Employment Agreement with William Barthold, dated January 16, 1996(1)
         10.2*             Employment Agreement with Daniel Snider, dated January 16, 1998(1)
         10.3*             Business Note and Security Agreement, dated June 19, 1997 with Barnett
                           Bank, N.A. (1)
         10.4*             Revolving Accounts Receivable Funding Agreement between the Company and Gibraltar Financial Corporation, dated November 25, 1997(1)
         10.5*             Amendment to Revolving Accounts Receivable Funding Agreement dated November 25, 1997(1)
         10.6*             Gibraltar Financial Corporation Demand Note, dated November 25, 1997(1)
         10.7*             Form of Promissory Note signed by the Company in favor of Paul Berger, Jim Dodrill and Stanley Berger for all advances made by them to the Company(1)

         10.8*             Security Agreement with Stanley Berger,  dated Cctober 1, 1997(1)
         10.9*             Subordination  Agreement with Stanley Berger,  dated December 3,
                           1997(1)
         10.10*            Option, dated January 24, 1997, received by Paul Berger as consideration for an advance made by him to the Company(1)
         10.11*            Option, dated September 5, 1996, received by Jim Dodrill as consideration for an advance made by him to the Company(1)
         10.12*            Form of Warrant for the purchase of the Common Stock of the Company received by Stanley Berger as consideration for advances made by him to the Company(1)
         10.13*            Form of Promissory Note signed by the Company in favor of all participants in a private financing between
                           February 4, 1997 and April 30, 1997 (1)
         10.14*            Form of Warrant for the purchase of the Common Stock of the Company received by all participants in a private financing between February 4, 1997 and April 30, 1997 (1)
         10.15*            Form of Promissory Note signed by the Company in favor of all participants in a private financing between
                           May 12, 1997 and June 30, 1997(1)
         10.16*            Form of Warrant for the purchase of the Common Stock of the Company received by all participants in a private financing between May 12, 1997 and June 30, 1997 (1)
         10.17*            Form of Promissory Note signed by the Company in favor of all participants in a private financing in
                           July, 1997(1)
         10.18*            Form of Warrant for the purchase of the Common Stock of the Company received by all participants in a private financing in July, 1997(1)
         10.19*           Form of Consent to extension of payment for all Notes executed by the Company in all private financings(1)
         10.20*            Form of Subscription Agreement signed by all investors in the Company(1)
         10.21*            Lease Agreement, dated March 13, 1997, between the Company and Sanctuary of Boca, Inc. (for office space in Boca Raton) (1)
         10.22*            Amendment to Lease #1, dated August 1, 1997, between the Company and Sanctuary of Boca, Inc. (1)
         10.23*            Amendment to Lease #2, dated February 2, 1998, between the Company and Sanctuary of Boca, Inc. (1)
         10.24*            Sublease Agreement and Rider, dated December 1, 1996, between the Company and Tom Rochon Associates (for office space in New York City) and Over-Lease Agreement incorporated therein(1)
         10.25*            Sublease Agreement and Rider, dated July 12, 1996, between the Company and Tom Rochon Associates (for office space in New York City) and Over-Lease Agreement incorporated therein(1)
         10.26*            Research, Development and Consulting Contract, dated October 8, 1996, with Chou Golf Design Labs, Inc.(1)
         10.27*            Contract Amendment, dated may 4, 1997, to Research, Development and Consulting Contract with Chou Golf
                           Design Labs, Inc. (1)
         10.28*            Agreement, dated September 1, 1998, with G. Day Associates, Inc. (1)
         10.29*            1996 Incentive and Non-qualified Stock Option Plan(1)
         10.30*            Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan(1)
         10.31*            Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan(1)
         10.32*            1998 Incentive and Non-qualified Stock Option Plan(1)
         10.33*            Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(2)
         10.34*            Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(2)
         10.35*            MONY Deferred Compensation Plan for managers of the Company(1)
         10.36*            Settlement Agreement and Release, dated May 4, 1998 between the Company and Hippo Holdings Ltd. (1)
         10.37*            Consulting Agreement, dated April 29, 1998 between the Company and Argent Securities. Inc.(2)
         10.38*            Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified
                           Stock Option Plan(2)
         10.39*            Termination Agreement, dated September 1, 1998 between the Company and Daniel Snider(2)
         10.41*            Form of Exchange Agreement(3)
         16.1*             Letter on Change in Certifying Accountants(4)
         27**              Financial Data Schedule
         ----------------

            * Previously filed.
           ** Filed herewith

         (1) Incorporated by reference from registrant's Registration Statement on Form SB-2, filed on July 7, 1998.

         (2) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 1, filed on October 8, 1998.

         (3) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 2, filed on February 11, 1999.

         Incorporated by reference from the registrant's Form 8-K filed on April 9, 1999.

(b) Reports on Form 8-K.

         No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Outlook Sports Technology, Inc.


By: /s/ Paul Berger
Paul Berger, Chairman and Chief Executive Officer

Date: May 17, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                  Position                                  Date


/s/ PAUL BERGER                       Chairman, Chief Executive Officer         May 17, 1999
Paul Berger

/s/ JAMES DODRILL                     President, General Counsel, Director      May 17, 1999
Jim Dodrill