Form 10QSB
period 1999-04-30
OUTLOOK SPORTS TECHNOLOGY INC
filed 1999-06-18
CIK 1064539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 1999

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________ TO _______________.

                                    000-25563
                            (Commission File Numbers)

                         OUTLOOK SPORTS TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    3949
(State or other jurisdiction of                     (Primary Standard Industrial
 incorporation or organization)                      Classification Code Number)

                           100 GRAND STREET, SUITE 5A
                               NEW YORK, NY 10013
                    (Address of principal executive offices)

                                 (212) 966-0400
              (Registrants' telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         As of June 18, 1999 4,072,528 shares of Common Stock, par value $.01 per share, of Outlook Sports Technology, Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                                  BALANCE SHEET
                                 APRIL 30, 1999
                                   (Unaudited)

                                     ASSETS


Current Assets:
  Cash ..........................................................................   $     84,824
  Accounts receivable (net of allowance for doubtful accounts
    of $147,605) ................................................................           --
  Inventories ...................................................................        358,797
  Prepaid expenses ..............................................................         19,000
                                                                                     ------------
         Total current assets ...................................................        462,621

Property and equipment (net of accumulated depreciation
  of $198,298) ..................................................................        320,808

Debt issuance expense (net of accumulated amortization
  of $40,000) ...................................................................           --
                                                                                     ------------

                                                                                    $    783,429

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ..............................................................   $  1,470,471
  Accrued expenses ..............................................................      1,458,993
  Accrued wages and related expenses ............................................        783,410
  Accrued interest payable ......................................................        243,228
  Notes payable - current portion ...............................................        414,811
  Notes payable - related parties - current portion .............................        100,000
                                                                                     ------------
         Total current liabilities ..............................................      4,470,913

Notes payable - related parties - long-term .....................................        190,000
                                                                                     ------------

                                                                                       4,660,913

Commitments and contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding .................................................           --
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 2,782,575 shares issued ..................................         27,826
  Common stock; Class B, $.01 par value, 5,000,000 shares
    authorized; 1,464,953 shares issued and outstanding .........................         14,650
  Treasury stock; 150,000 Class A shares at cost ................................       ( 44,300)
  Additional paid-in capital ....................................................     10,705,617
  Accumulated deficit ...........................................................    (14,581,277)
                                                                                     ------------
         Total shareholders' deficit ............................................    ( 3,877,484)
                                                                                     ------------

                                                                                    $    783,429


   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                          April 30,
                                                     1999             1998
                                                 -------------- ---------------

Revenue ......................................   $      --      $   310,768
                                                   -----------   -----------

Costs and expenses:
  Costs of sales .............................          --          240,218
  Research and development ...................       131,136         62,028
  Selling, general and administrative expenses       954,630      1,611,608
                                                   -----------   -----------

         Total costs and expenses ............     1,085,766      1,913,854
                                                   -----------   -----------

Loss from operations .........................    (1,085,766)    (1,603,086)
                                                   -----------   -----------

Other income (expense):
  Interest expense ...........................    (   24,777)    (  144,727)
                                                   -----------   -----------
                                                  (   24,777)    (  144,727)
                                                   -----------   -----------

Net loss .....................................   $(1,110,543)   $(1,747,813)
                                                   ===========   ===========

Net loss per common share - basic and diluted    $      (.28)  $      (.73)
                                                   ===========   ===========

Weighted average common shares outstanding ...     3,952,259      2,401,814
                                                   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months Ended
                                                             April 30,
                                                        1999             1998
                                                   -------------- ---------------

Operating activities:
  Net loss ........................................   $(1,110,543)   $(1,747,813)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ...............       109,443         37,350
      Changes in operating assets and liabilities:
        Increase in accounts receivable ...........          --       (  148,045)
        Increase in inventories ...................    (  132,993)    (  220,420)
        (Increase) decrease in prepaid expenses ...        14,747     (   46,787)
        (Increase) decrease in deposits and
         other current assets .....................          --       (   51,319)
        Increase (decrease) in accounts payable and
          accrued expenses ........................    (  582,382)        27,687
                                                        -----------   -----------

Net cash used in operating activities .............    (1,701,728)    (2,149,347)
                                                        -----------   -----------

Investing Activities:
  Capital expenditures ............................    (    3,933)    (  276,579)
                                                        -----------   -----------

Net cash used in investing activities .............    (    3,933)    (  276,579)
                                                        -----------   -----------

Financing activities:
  Proceeds from line of credit ....................         1,969           --
  Payments of advances from officers ..............     (  25,000)          --
  Proceeds from issuance of unsecured notes payable       325,000      2,705,000
  Payments to factor ..............................          --       (  183,466)
  Proceeds from issuance of notes payable -
    related parties ...............................       250,000           --
  Repayment of unsecured notes payable ............     ( 675,000)    (   68,500)
  Proceeds from sale of common stock pursuant
    to initial public offering ....................     2,543,300           --
  Expenses of initial public offering .............     ( 604,784)          --
  Purchase of treasury stock ......................     (  25,000)          --
                                                        -----------   -----------

Net cash provided by financing activities .........     1,790,485      2,453,034
                                                        -----------   -----------

Net increase in cash ..............................        84,824         27,108

Cash, beginning of period .........................          --            1,367
                                                        -----------   -----------

Cash, end of period ...............................   $    84,824    $    28,475
                                                        ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest ..........................   $     1,969    $    31,489
                                                        ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)




Supplemental disclosure of noncash investing and financing activities:

                                                               Three Months Ended
                                                                    April 30,
                                                           1999           1998
                                                      -------------- ---------------
Issuance of 104,784 shares of common stock to a
  professional golfer as consideration for debt owed
  to such golfer ...................................   $         --     $220,047
                                                       ==============   ========

Issuance of 11,500 shares of common stock in
  connection with endorsement contracts ............   $         --     $ 67,500
                                                       ==============   ========

Issuance of 10,000 shares of Class A common stock
  as debt issuance expense .........................   $       50,000   $   --
                                                       ==============   ========













   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                  (UNAUDITED)





NOTE 1  -         Basis of Presentation

     In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

NOTE 2 -          Inventories
                  -----------

                  Inventories consist of the following:

Components parts ..................   $215,942
Clubs .............................     31,880
Apparel, golf accessories and other    110,975
                                      --------
                                      $358,797


NOTE 3 -          Property and Equipment
                  ----------------------

     Property and equipment consists of the following:

Furniture and fixtures         $ 468,974
Equipment                         51,132
                              -------------
                                 519,106
Accumulated depreciation         198,298
                               $ 320,808

     The Company recorded depreciation expense of $37,443 and $37,350 for the three months ended April 30, 1999 and 1998, respectively.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                  (UNAUDITED)




NOTE 4 -          Notes Payable
                  -------------

     Notes payable consist of the following:

     Unsecured notes payable to private investors,
      due September 1998 ................................  $375,000
     Unsecured line of credit, interest at the bank's
      prime  rate  plus 2%,  guaranteed  by  the
      Company's President and Chief Executive
     Officer, due on demand ............................     37,067
     Advances from factor, interest at 24%, due on demand,
      Secured by all of the Company's assets ............     2,744
                                                           --------

                                                          $ 414,811


NOTE 5-           Notes Payable - Related Parties

     Notes payable to related parties consist of the following:

     Long-term unsecured notes payable to the
      Company's President and Chief Executive
      Officer, due April 2004, interest at prime rate $150,000 Long-term unsecured notes payable to the Company's
      President and Chief Executive Officer, due
     March 2000, interest at prime rate .............        100,000
     Long-term unsecured notes payable to the
      Company's President and Chief Executive
     Officer, interest at 7.5%, due by September 2002         40,000
                                                             -------
                                                             290,000

     Current Portion                                         100,000
                                                          ----------
Long-term portion                                          $ 190,000
                                                        ============

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

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1999
                                  (UNAUDITED)




NOTE 6 -          Shareholders' Deficit
                  ---------------------

     In March 1999, the Company agreed to reacquire 125,000 shares of Class A common stock for $31,250. These shares were originally issued to Argent Securities, Inc. in April 1998 in connection with a two year consulting agreement. As at April 30, 1999 the Company purchased 100,000 of these shares for $25,000.

     During March and April 1999 the Company completed an initial public offering of its Class A common stock. The Company sold 438,500 shares of Class A common stock at $5.80 per share. Net proceeds to the Company were approximately $1,768,000 inclusive of certain unpaid offering expenses.

     In connection with the offering, the Underwriters were granted for a nominal fee Common Stock Purchase Warrants entitling the Underwriters to purchase up to 40,000 shares of Class A common stock at $9.57 per share.


NOTE 7 -          Subsequent Events
                  -----------------

     On June 4, 1999 the Company entered into a Letter of Intent with Go2Pharmacy, Inc. ("Go2") under which the Company and Go2 have agreed, subject to certain conditions, for the Company to acquire 95% of the outstanding shares of Go2 in exchange for 27,300,000 shares of the Company's Class A Common Stock. Among other conditions, the acquisition is conditioned on the satisfactory completion of due diligence by both the Company and Go2 as well as approval by the Company's shareholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

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

     The following analysis of the Company's financial condition as of and for the quarter ended April 30, 1999 and April 30, 1998 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Results of Operations

         The Company achieved no sales during the quarter ended April 30, 1999 compared to sales of $310,768 during the same period in 1998. Of the sales during the quarter ended April 30, 1998, $24,220 were generated by sales of HiPPO products and $286,548 by sales of Tegra products. Because the Company sold its license to sell HiPPO products in the U.S. back to Hippo Holdings, Ltd. in May of 1998, the Company does not expect to receive on a going forward basis, any revenue from such brand. The absence of sales in the current period is attributed to the Company's minimal operating capital position throughout the majority of this period. The absence of operating capital prevented the Company from producing and from marketing its products.

         The Company incurred no cost of sales during the quarter ended April 30, 1999 compared to $240,218 during the same period in 1998. The Company's lack of operating capital necessitated the delay of sales efforts until after the completion of the Company's initial public offering. Subsequent to the completion of the Company's initial public offering sales efforts at the Company recommenced. For the period in 1998, $13,887 reflects costs associated with air freighting goods to the Company's warehouse in Miami, Florida. The cost of air freight was necessitated by the Company's marginal working capital position which limited the Company's ability to place orders as far in advance as would otherwise be desirable or to maintain inventory to support demand. The Company's shortage of working capital required the Company to attempt to shorten lead times involved in production and shipping of goods in order to deliver product as quickly as possible to its customers.

     Research and development costs totaled $131,136 for the quarter ended April 30, 1999 as compared to $62,028 for the quarter ended April 30, 1998. This increase is attributed primarily to timing of research and development expenditures.

     Selling, general and administrative expenses totaled $954,630 for the quarter ended April 30, 1999 as compared to $1,611,608 for the quarter ended April 30, 1998. This decrease resulted primarily from decreased payroll and related expenses, advertising and promotion, travel, professional fees and facilities, supplies and services.

Forecast

         Subsequent to the end of the period, the Company has commenced sales of Tegra products and expects to increase sales as existing and potential retailers and consumers gain familiarity with the Tegra brand and the benefits offered by the Company's Tegra Driver. The Company plans to advertise the Tegra driver extensively through the Company's 30 minute infomercial which the Company anticipates airing beginning June 1999.

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

     The above forecast does not take in to account any impact of a potential acquisition the Company is exploring. On June 4, 1999 the Company entered into a Letter of Intent with Go2Pharmacy, Inc. ("Go2"), a newly formed internet retailer of pharmaceuticals. Under the Letter of Intent the Company and Go2 have agreed, subject to certain conditions, for the Company to acquire 95% of the outstanding shares of Go2 in exchange for 27,300,000 shares of the Company's Class A Common Stock. Among other conditions, the acquisition is conditioned on the satisfactory completion of due diligence by both the Company and Go2 as well as approval by the Company's shareholders. If this acquisition is consummated, the Company's primary business focus will become the retail sale of pharmaceuticals via the internet.

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

Liquidity and Capital Resources

     The Company's primary source of liquidity has historically consisted of sales of equity securities and high yield debt borrowings. During the quarter ended April 30, 1999 the Company completed an initial public offering of its Class A Common Stock. Through this offering, the Company sold a total of 438,500 shares of its Class A Common Stock. Net proceeds of this offering, were approximately $1,768,000 inclusive of certain unpaid offering expenses. Additionally, during the period the Company borrowed $250,000 from the Company's Chief Executive Officer in exchange for notes payable bearing interest at the prime rate of interest. The first $100,000 of this advance is due on the earlier of March 1, 2000 or within five days following the closing of a public offering of equity securities of the Company resulting in gross proceeds to the Company of $5,000,000. The remaining $150,000 of this advance is due on the earlier of April 20, 2004 or within five days following the closing of a public offering of equity securities of the Company resulting in gross proceeds to the Company of $5,000,000.

     The Company has developed and implemented strategies to meet ongoing and future liquidity needs. These strategies include (i) obtaining funds from private placements of securities of the Company; (ii) an initial public offering of the Company's Class A Common Stock (iii) arranging for purchase order financing and (iv) arranging for working capital financing on inventory and receivables to assist in cash flow. In addition, the Company has reached an agreement with Wisdom Industries Co., Ltd., ("Wisdom") one of the Company's
principal suppliers of driver heads in which Wisdom has agreed to allow the Company to pay for 30% of the purchase price of driver heads with Common Stock. The terms of the agreement also provide the Company with extended terms for payment of the remainder of the cash portion of the purchase price. In the abscence of liquid resources, cash flows from operations and any other commitments for debt or equity financing, management believes that the ability of the Company to continue its operations will be dependent upon the implementation of these strategies. The management of the Company believes that these actions along with a tighter control on overall costs will allow the Company to meet its liquidity needs for the next 12 months. If one or more of the Company's financing plans or strategies are not successful, it may materially impact the Company's cash flow needs during the next twelve months.

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

SEASONALITY

         The business of the Company is subject to seasonal fluctuations. Historically, companies in the golf industry have seen their greatest sales in the first half of the calendar year, and the business of the Company is particularly dependent on sales during these months. Nevertheless, the Company believes that, in the near term, its sales may not reflect this seasonality because the opening of new accounts during the second half of 1999 is anticipated to outweigh seasonal effects, which the Company expects may increase its sales during this period.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No material proceedings commenced during the period and no material developments occurred in any preexisting material proceeding.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company made an initial public offering of its Class A Common Stock, $.01 per share par value ("Common Stock") pursuant to a registration statement declared effective by the Commission on March 16, 1999, File No. 333-58631 ("Registration Statement"). The managing underwriter of the offering was Kashner Davidson Securities Corporation. Including an over-allotment of 60,000 shares and 40,000 shares underlying a warrant sold to the managing underwriter, the Company registered 500,000 shares of Common Stock which had an aggregate price of $2,900,000. The Company sold a total of 438,500 shares of the Common Stock through the offering for an aggregate gross offering price of $2,543,300.

     The following are the Company's expenses incurred in connection with the issuance and distribution of the Common Stock in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:


Expense                                     Amount

Underwriter's Discounts and Commissions    $216,180

Expenses paid to or for the Underwriters   $181,431

Other expenses .........................   $377,838

Total Expenses .........................   $775,449
                                           --------

     None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of any class of equity securities of the Company, or to any affiliate of the Company.

     The net offering proceeds to the Company, after deducting for the foregoing expenses were $1,767,852.

     The following details the application of the net proceeds by the Company from the sale of the Common Stock in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

Item                                   Amount

Working Capital .................   $  394,000
Purchase of Inventory ...........   $  141,000
Research and Development ........   $  131,000
Advertising and Marketing .......   $  321,000
Repayment of Debt ...............   $  450,000
Repayment of Trade Payables .....   $  275,000
Total Application of Net Proceeds   $1,712,000
                                    ----------

     To date, the application of the net proceeds differs from the application described in the Company's Registration Statement in the section "Use of Proceeds" by the application of proceeds to the repayment of trade payables. This change in application was necessitated by various facts, such as the outcome of preexisting or the threat of initiation of legal proceedings and the necessity of maintaining or mending certain necessary business relationships which in management's estimation could only be accomplished through repayment of these trade payables.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

     Exhibit 27: Financial Data Schedule

  (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on April 9, 1999 reporting a change in its certifying accountants. This was the only report on Form 8-K filed by the Company during the three months ended April 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OUTLOOK SPORTS TECHNOLOGY, INC.

Date:  June 18, 1999                    By: /s/ Paul Berger
                                        ------------------------------
                                        Paul Berger, Chairman and CEO


Date:  June 18, 1999                    By: /s/ Jim Dodrill
                                        ------------------------------
                                        Jim Dodrill, President, General Counsel,
                                        Chief Financial Officer and Director