Form 10QSB
period 1999-07-31
OUTLOOK SPORTS TECHNOLOGY INC
filed 1999-09-14
CIK 1064539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 1999

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

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         As of September 10, 1999 4,393,266 shares of Common Stock, par value $.01 per share, of Outlook Sports Technology, Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
                         OUTLOOK SPORTS TECHNOLOGY, INC.
                                  BALANCE SHEET
                                  JULY 31, 1999
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Accounts receivable (net of allowances of $242,192) ...........................   $     51,413
  Inventories ...................................................................        258,719
  Prepaid expenses ..............................................................         23,400
                                                                                    ------------
         Total current assets ...................................................        333,532

Property and equipment (net of accumulated depreciation
  of $235,740) ..................................................................        283,366

Debt issuance expense (net of accumulated amortization
  of $40,000) ...................................................................           --
                                                                                    ------------

                                                                                    $    616,898

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ..............................................................   $  1,599,571
  Accrued expenses ..............................................................      1,383,719
  Accrued wages and related expenses ............................................        560,295
  Accrued interest payable ......................................................        259,993
  Notes payable .................................................................        735,641
  Notes payable - related parties - current portion .............................        100,000
                                                                                    ------------
         Total current liabilities ..............................................      4,639,219

Notes payable - related parties - long-term .....................................        190,000
                                                                                    ------------

                                                                                       4,829,219

Commitments and contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding .................................................           --
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 4,541,266 shares issued ..................................         45,413
  Treasury stock; 168,000 Class A shares at cost ................................    (    48,800)
  Additional paid-in capital ....................................................     12,773,814
  Accumulated deficit ...........................................................    (16,982,748)
                                                                                     ------------
         Total shareholders' deficit ............................................    ( 4,212,321)
                                                                                     ------------

                                                                                  $      616,898

   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Six Months Ended               Three Months Ended
                                                            July 31,                       July 31,
                                                 --------------------------------------------------------
                                                      1999          1998             1999          1998
                                                 -----------    -----------    -----------    -----------

Revenue ......................................   $    84,193    $   440,474    $    84,193    $   129,706
                                                 -----------    -----------    -----------    -----------

Costs and expenses:
  Costs of sales .............................       107,268        520,179        107,268        279,961
  Research and development ...................       149,246        102,235         18,110         40,207
  Selling, general and administrative expenses     3,298,901      2,755,609      2,344,271      1,144,001
                                                 -----------    -----------    -----------    -----------

         Total costs and expenses ............     3,555,415      3,378,023      2,469,649      1,464,169
                                                 -----------    -----------    -----------    -----------

Loss from operations .........................    (3,471,222)    (2,937,549)    (2,385,456)    (1,334,463)
                                                 -----------    -----------    -----------    -----------

Other income (expense):
  Gain on sale of license ....................          --          413,997           --          413,997
  Interest expense ...........................    (   40,792)    (  325,636)    (   16,015)    (  180,909)
                                                 -----------    -----------    -----------    -----------
                                                  (   40,792)        88,361     (   16,015)    (  233,088)
                                                 -----------    -----------    -----------    -----------

Net loss .....................................   $(3,512,014)   $(2,849,188)   $(2,401,471)   $(1,101,375)
                                                 ===========    ===========    ===========    ===========

Net loss per common share - basic and diluted    $      (.85)   $     (1.17)   $      (.56)   $      (.46)
                                                 ===========    ===========    ===========    ===========

Weighted average common shares outstanding ...     4,126,006      2,425,197      4,294,088      2,413,506
                                                 ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Six Months Ended
                                                                   July 31,
                                                              1999           1998
                                                        -------------   ------------

Operating activities:
  Net loss ...........................................   $(3,512,014)   $(2,849,188)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ..................        96,885         74,700
      Stock issued for services and to vendors .......     1,632,790           --
      Increase in allowances for doubtful accounts and
        sales returns and allowances .................        94,587           --
      Changes in operating assets and liabilities:
        Increase in accounts receivable ..............    (  146,000)    (  111,408)
        Increase in inventories ......................    (   32,915)    (  110,238)
        Decrease in prepaid expenses .................        10,347         14,731
        Decrease in deposits and other current assets           --           34,607
        Decrease in prepaid royalties ................          --          133,319
        Increase (decrease) in accounts payable and
          accrued expenses ...........................    (  511,561)       152,762
                                                          -----------   -----------

Net cash used in operating activities ................    (2,317,881)    (2,660,715)
                                                          -----------   -----------

Investing activities:
  Capital expenditures ...............................    (    3,933)    (  301,905)
                                                          -----------   -----------

Net cash used in investing activities ................    (    3,933)    (  301,905)
                                                          -----------   -----------

Financing activities:
  Proceeds from line of credit .......................           542           --
  Advances from officers .............................          --           17,500
  Payments of advances from officers .................    (   25,000)          --
  Proceeds from issuance of unsecured notes payable ..       665,000      3,555,000
  Debt issuance costs ................................          --       (  194,688)
  Payments to factor .................................    (    2,744)    (  280,138)
  Proceeds from issuance of notes payable -
    related parties ..................................       250,000           --
  Repayment of unsecured notes payable ...............    (  690,000)    (  115,500)
  Proceeds from sale of common stock pursuant
    to initial public offering .......................     2,543,300           --
  Expenses of initial public offering ................    (  604,784)          --
  Proceeds from sale of common stock .................       215,000           --
  Purchase of treasury stock .........................    (   29,500)    (   19,300)
                                                          -----------   -----------

Net cash provided by financing activities ............     2,321,814      2,962,874
                                                          -----------   -----------

Net increase in cash .................................          --              254
Cash, beginning of period ............................          --            1,367
                                                          -----------   -----------
Cash, end of period ..................................   $      --      $     1,621
                                                          ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest .............................   $     1,218    $    47,924
                                                          ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


Supplemental disclosure of noncash investing and financing activities:

                                                             Six Months Ended
                                                                 July 31,
                                                              1999         1998
                                                       --------------   --------
Issuance of 104,784 shares of common stock to a
  professional golfer as consideration for debt owed
  to such golfer ...................................   $         --     $220,047
                                                       ==============   ========

Issuance of 11,500 shares of common stock in
  connection with endorsement contracts ............   $         --     $ 67,500
                                                       ==============   ========

Issuance of 10,000 shares of Class A common stock
  as debt issuance expense .........................   $       50,000   $   --
                                                       ==============   ========

Issuance of 125,000 shares of common stock for
  financial and investment services ................   $         --     $125,000
                                                       ==============   ========

Issuance of 44,669 shares of Class A common stock
  as consideration for accrued liabilities .........   $      223,345   $   --
                                                       ==============   ========

















   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999
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

NOTE 2 -          Inventories
                  -----------

                  Inventories consist of the following:

Components parts ..................   $ 79,800
Clubs .............................    139,216
Apparel, golf accessories and other     39,703
                                      --------
                                      $258,719


NOTE 3 -          Property and Equipment
                  ----------------------

                  Property and equipment consists of the following:

Furniture and fixtures .   $468,974
Equipment ..............     51,132
                           --------
                            519,106

Accumulated depreciation    235,740
                           $283,366

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)



NOTE 4 -          Notes Payable
                  -------------

                  Notes payable consist of the following:

Unsecured notes payable to private investors,
  due September 1998 ...........................   $360,000
Unsecured line of credit, interest at the bank's
  prime  rate  plus 2%,  guaranteed  by  the
  Company's President and Chief Executive
  Officer, due on demand .......................     35,641
Unsecured note payable to private investor,
  interest at 5%, due June 2000 (1) ............    300,000
Unsecured note payable, interest at 10.5%,
  due December 1999  ...........................     40,000

                                                   $735,641

     The lender will receive a royalty equal to 2% of gross sales of Tegra titanium drivers, as defined. All royalties are payable quarterly. In addition the lender was granted 50,000 warrants to purchase common stock expiring in three years.

NOTE 5-           Notes Payable - Related Parties

                  Notes payable to related parties consist of the following:

Long-term unsecured notes payable to the
  Company's Chief Executive  Officer, due
  April 2004, interest at prime rate .................   $150,000
Long-term unsecured notes payable to the Company's
  Chief Executive Officer, due March 2000, interest at
  prime rate .........................................    100,000
Long-term unsecured notes payable to the
  Company's President and Chief Executive
  Officer, interest at 7.5%, due by September 2002 ...     40,000
                                                         --------
                                                          290,000

Current portion ......................................    100,000
                                                         --------
Long-term portion ....................................   $190,000
                                                         ========

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

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)



NOTE 6 -          Shareholders' Deficit
                  ---------------------

     In March 1999, the Company agreed to reacquire 125,000 shares of Class A common stock for $31,250. These shares were originally issued to Argent Securities, Inc. in April 1998 in connection with a two year consulting agreement. As at July 31, 1999 the Company purchased 118,000 of these shares for $29,500.

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

     On July 1, 1999 the Company entered into a five year consulting agreement for management and financial advisory services. The agreement calls for the issuance of 162,500 shares of the Company's common stock. Accordingly, the Company recognized a charge of $1,381,250 in the current period as complete payment for the five year period.


NOTE 7 -          Subsequent Events
                  -----------------

     In August 1999 the Company entered into a Letter of Intent with Madison & Wall Financial Services, Inc. ("Madison"), a privately held full service, financial public relations company. Under the Letter of Intent the Company and Madison have agreed, subject to certain conditions, for the Company to acquire 100% of the outstanding shares of Madison in exchange for 9,000,000 shares of the Company's Class A Common Stock. Among other conditions, the acquisition is conditioned on the satisfactory completion of due diligence by both the Company and Madison as well as approval by the Company's shareholders. If this acquisition is consummated, the Company's primary business focus will become providing financial public relations services.

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

         The following analysis of the Company's financial condition as of and for the six months ended July 31, 1999 and July 31, 1998 and for the quarter ended July 31, 1999 and July 31, 1998 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Results of Operations

Six Months ended July 31, 1999 compared to Six Months ended July 31, 1998

         During the six months ended July 31, 1999, the Company achieved $84,193 sales compared to sales of $440,474 during the same period in 1998. Of the sales during the six month period ended July 31, 1998, $22,395 were generated by sales of HiPPO products and $418,079 by sales of Tegra products. Because the Company sold its license to sell HiPPO products in the U.S. back to Hippo Holdings, Ltd. in May of 1998, the Company does not expect to receive on a going forward basis, any revenue from such brand and all sales since that point have been generated by sales of Tegra products. Sales during the six month period ended July 31, 1999 were adversely affected due to the Company's minimal operating capital position throughout the majority of this period. The absence of operating capital prevented the Company from producing and from marketing its products.

         Cost of sales during the six months ended July 31, 1999 totaled $107,268 compared to $520,179 during the same period in 1998. The Company's lack of operating capital necessitated the delay of sales efforts until after the completion of the Company's initial public offering. Subsequent to the completion of the Company's initial public offering sales efforts at the Company recommenced. For the period in 1998, $28,895 reflects costs associated with air freighting goods to the Company's warehouse in Miami, Florida. The cost of air freight was necessitated by the Company's marginal working capital position which limited the Company's ability to place orders as far in advance as would otherwise be desirable or to maintain inventory to support demand. The Company's shortage of working capital required the Company to attempt to shorten lead times involved in production and shipping of goods in order to deliver product as quickly as possible to its customers.

         Research and development costs totaled $149,246 for the six months ended July 31, 1999 as compared to $102,235 for the same period in 1998. This increase is attributed primarily to timing of research and development expenditures.

         Selling, general and administrative expenses totaled $3,298,901 for the six months ended July 31, 1999 as compared to $2,755,609 for the six months ended July 31, 1998. This increase resulted primarily due to decreased payroll, advertising, promotion, travel, professional fees and supplies and services offset by non-cash charges primarily resulting from the issuance of common stock under a five year management agreement entered into by the Company on July 1, 1999 with an unrelated third party.

Quarter ended July 31, 1999 compared to Quarter ended July 31, 1998

         During the quarter ended July 31, 1999, the Company achieved $84,193 sales compared to sales of $129,706 during the same period in 1998. All sales during both periods came from the sale of Tegra products. Sales during the quarter ended July 31, 1999 were adversely affected due to the Company's minimal operating capital position throughout much of this period.

         Cost of sales during the quarter ended July 31, 1999 totaled $107,268 compared to $279,961 during the same period in 1998. For the period in 1998, $15,008 reflects costs associated with air freighting goods to the Company's warehouse in Miami, Florida. The cost of air freight was necessitated by the Company's marginal working capital position which limited the Company's ability to place orders as far in advance as would otherwise be desirable or to maintain inventory to support demand. The Company's shortage of working capital required the Company to attempt to shorten lead times involved in production and shipping of goods in order to deliver product as quickly as possible to its customers.

         Research and development costs totaled $18,110 for the quarter ended July 31, 1999 as compared to $40,207 for the same period in 1998. This decrease is attributed primarily to timing of research and development expenditures.

         Selling, general and administrative expenses totaled $2,344,271 for the quarter ended July 31, 1999 as compared to $1,144,001 for the quarter ended July 31, 1998. This increase resulted primarily due to decreased payroll, advertising, promotion, travel, professional fees and supplies and services offset by non-cash charges primarily resulting from the issuance of common stock under a five year management agreement entered into by the Company on July 1, 1999 with an unrelated third party.


Forecast

     The Company sees softness in the golf market and believes that the best way to protect shareholder value in the Company is to diversify its interests. Accordingly, the Company is presently exploring a potential acquisition. On August 25, 1999 the Company entered into a Letter of Intent with Madison & Wall Financial Services, Inc. ("Madison"), a privately held full service, financial public relations company. Under the Letter of Intent the Company and Madison have agreed, subject to certain conditions, for the Company to acquire 100% of the outstanding shares of Madison in exchange for 9,000,000 shares of the Company's Class A Common Stock. Among other conditions, the acquisition is conditioned on the satisfactory completion of due diligence by both the Company and Madison as well as approval by the Company's shareholders. If this acquisition is consummated, the Company's primary business focus will become providing financial public relations services.

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

Liquidity and Capital Resources

     The Company's primary source of liquidity has historically consisted of sales of equity securities and high yield debt borrowings. During the six months ended July 31, 1999 the Company completed an initial public offering of its Class A Common Stock. Through this offering, the Company sold a total of 438,500 shares of its Class A Common Stock. Net proceeds of this offering, were approximately $1,768,000 inclusive of certain unpaid offering expenses.
Additionally, during this period the Company borrowed $250,000 from the Company's Chief Executive Officer in exchange for notes payable bearing interest at the prime rate of interest. The first $100,000 of this advance is due on the earlier of March 1, 2000 or within five days following the closing of a public offering of equity securities of the Company resulting in gross proceeds to the Company of $5,000,000. The remaining $150,000 of this advance is due on the earlier of April 20, 2004 or within five days following the closing of a public offering of equity securities of the Company resulting in gross proceeds to the Company of $5,000,000. During the quarter ended July 31, 1999, the Company also raised $215,000 from the private sale of 53,750 shares of unregistered, restricted Class A Common Stock to unaffiliated parties. Subsequent to the end of the period, the Company borrowed approximately 112,000 from the Company's Chief Executive Officer in exchange for notes payable bearing interest at the prime rate of interest. This sum is due on December 1, 1999.

     To date, we have expended a majority of our capital resources on the development and execution of an infomercial to market and sell Tegra drivers. The results of the campaign were far below our expectations. Upon the airing of the infomercial, we projected that we would have revenues equal to 150% of the amount of capital invested to air the infomercial. To date, revenues generated from the airing of our infomercial have only been equal to the amount of capital invested to air the infomercial. Thus, we have merely broken even from such endeavors.

     As a result, we believe that we will need to raise significant additional capital from outside sources to execute our business plan and continue golf operations. Presently, however, we do not believe that such capital resources are available to us in the time frame necessary to continue operations. Thus, we have determined that we will endeavor to seek business opportunities outside the golf business and, possibly, divest our golf assets.

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

     The following are the Company's expenses incurred in connection with the issuance and distribution of the Common Stock in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

Expense                                                       Amount

Underwriter's Discounts and Commissions                       $216,180

Expenses paid to or for the Underwriters                      $181,431

Other expenses                                                $377,838

Total Expenses                                                $775,449

-------------------

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

     The following details the application of the net proceeds by the Company from the sale of the Common Stock in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB:

Item                                                 Amount

Working Capital                                      $449,852
Purchase of Inventory                                $141,000
Research and Development                             $131,000
Advertising and Marketing                            $321,000
Repayment of Debt                                    $450,000
Repayment of Trade Payables                          $275,000
Total Application of Net Proceeds                    $1,767,852
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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     The Company is presently exploring a potential acquisition. On August 25, 1999 the Company entered into a Letter of Intent with Madison & Wall Financial Services, Inc. ("Madison"), a privately held full service, financial public relations company. Under the Letter of Intent the Company and Madison have agreed, subject to certain conditions, for the Company to acquire 100% of the outstanding shares of Madison in exchange for 9,000,000 shares of the Company's Class A Common Stock. Among other conditions, the acquisition is conditioned on the satisfactory completion of due diligence by both the Company and Madison as well as approval by the Company's shareholders. If this acquisition is consummated, the Company's primary business focus will become providing financial public relations services

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

                  Exhibit 27:  Financial Data Schedule

  (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on June 4, 1999 reporting the entry of a letter of intent for a potential acquisition contemplated by the Company. This was the only report on Form 8-K filed by the Company during the three months ended July 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OUTLOOK SPORTS TECHNOLOGY, INC.

Date:  September __, 1999

                                                             By: /s/ Paul Berger
                                                  ------------------------------
                                                      Paul Berger, Chairman, CEO
                                                and Principal Accounting Officer


Date:  September __, 1999
                                                             By: /s/ Jim Dodrill
                                                  ------------------------------
                                                         Jim Dodrill, President,
                                                    General Counsel and Director