Form 10QSB/A
period 1999-07-31
OUTLOOK SPORTS TECHNOLOGY INC
filed 1999-09-14
CIK 1064539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Six Months Ended
                                                                   July 31,
                                                              1999           1998
                                                        -------------   ------------

Operating activities:
  Net loss ...........................................   $(3,512,014)   $(2,849,188)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ..................        96,885         74,700
      Stock issued for services and to vendors .......     1,632,790           --
      Stock issued as debt issuance expense...........        50,000           --
      Increase in allowances for doubtful accounts and
        sales returns and allowances .................        94,587           --
      Changes in operating assets and liabilities:
        Increase in accounts receivable ..............    (  146,000)    (  111,408)
        Increase in inventories ......................    (   32,915)    (  110,238)
        Decrease in prepaid expenses .................        10,347         14,731
        Decrease in deposits and other current assets           --           34,607
        Decrease in prepaid royalties ................          --          133,319
        Increase (decrease) in accounts payable and
          accrued expenses ...........................    (  511,561)       152,762
                                                          -----------   -----------

Net cash used in operating activities ................    (2,317,881)    (2,660,715)
                                                          -----------   -----------

Investing activities:
  Capital expenditures ...............................    (    3,933)    (  301,905)
                                                          -----------   -----------

Net cash used in investing activities ................    (    3,933)    (  301,905)
                                                          -----------   -----------

Financing activities:
  Proceeds from line of credit .......................           542           --
  Advances from officers .............................          --           17,500
  Payments of advances from officers .................    (   25,000)          --
  Proceeds from issuance of unsecured notes payable ..       665,000      3,555,000
  Debt issuance costs ................................          --       (  194,688)
  Payments to factor .................................    (    2,744)    (  280,138)
  Proceeds from issuance of notes payable -
    related parties ..................................       250,000           --
  Repayment of unsecured notes payable ...............    (  690,000)    (  115,500)
  Proceeds from sale of common stock pursuant
    to initial public offering .......................     2,543,300           --
  Expenses of initial public offering ................    (  604,784)          --
  Proceeds from sale of common stock .................       215,000           --
  Purchase of treasury stock .........................    (   29,500)    (   19,300)
                                                          -----------   -----------

Net cash provided by financing activities ............     2,321,814      2,962,874
                                                          -----------   -----------

Net increase in cash .................................          --              254
Cash, beginning of period ............................          --            1,367
                                                          -----------   -----------
Cash, end of period ..................................   $      --      $     1,621
                                                          ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest .............................   $     1,218    $    47,924
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