Form 10QSB
period 1999-09-30
OUTLOOK SPORTS TECHNOLOGY INC
filed 1999-12-15
CIK 1064539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 1999

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     As of December 3, 1999 4,636,266 shares of Common Stock, par value $.01 per share, of Outlook Sports Technology, Inc. were issued and 4,468,266 outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                                  BALANCE SHEET
                                OCTOBER 31, 1999
                                   (Unaudited)


Current Assets:


  Cash ..........................................................................   $         46
  Accounts receivable (net of allowances of $271,911) ...........................         13,515
  Inventories ...................................................................        116,000
  Prepaid Expenses ..............................................................         23,400
                                                                                    ------------
         Total current assets ...................................................        152,961

Property and equipment (net of accumulated depreciation

  of $102,757) ..................................................................         85,322

Debt issuance expense (net of accumulated amortization

  OF $40,000) ...................................................................           --
                                                                                    ------------
                                                                                    $    238,283

                                            LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:

  Accounts payable ..............................................................   $  1,729,013
  Accrued expenses ..............................................................      1,030,951
  Accrued wages and related expenses ............................................        655,759
  Accrued interest payable ......................................................         44,863
  Notes payable .................................................................        401,238
  Notes payable - related parties - current portion .............................        270,296
                                                                                    ------------
         Total current liabilities ..............................................      4,132,120

Notes payable - related parties - long-term .....................................        190,000
                                                                                    ------------
                                                                                       4,322,120

Commitments and contingencies

Shareholders' Deficit:

  Preferred stock; $.01 par value, 5,000,000 shares authorized,

    none issued and outstanding .................................................           --
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 4,636,266 shares issued ..................................         46,363
  Common stock; Class B, $.01 par value, 5,000,000
    shares authorized; none issued and outstanding ..............................           --
  Treasury stock; 168,000 Class A shares at cost ................................    (    48,800)
  Additional paid-in capital ....................................................     14,184,175
  Accumulated deficit ...........................................................    (18,265,575)
                                                                                    ------------
         Total shareholders' deficit ............................................    ( 4,083,837)
                                                                                    ------------
                                                                                    $    238,283


                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        NINE MONTHS ENDED             THREE MONTHS ENDED
                                                            OCTOBER 31,                   OCTOBER 31,

                                                      1999            1998         1999            1998


Revenue ......................................   $    88,474    $   479,463    $     4,281    $    38,989
                                                  -----------    -----------    -----------    -----------

Costs and expenses:

  Costs of sales .............................       208,882        688,100        101,614        167,921
  Research and development ...................       172,828        164,487         23,582         62,252
  Selling, general and administrative expenses     4,449,493      4,749,687      1,150,592      1,994,078
                                                  -----------    -----------    -----------    -----------

         Total costs and expenses ............     4,831,203      5,602,274      1,275,788      2,224,251
                                                  -----------    -----------    -----------    -----------

Loss from operations .........................    (4,742,729)    (5,122,811)    (1,271,507)    (2,185,262)
                                                  -----------    -----------    -----------    -----------

Other income (expense):

  Gain on sale of license ....................          --          413,997           --             --
Interest expense ...........................        ( 52,112) (     495,943)      ( 11,320)     ( 170,307)
                                                  -----------    -----------    -----------    -----------
                                                    ( 52,112)      ( 81,946)      ( 11,320)     ( 170,307)
                                                  -----------    -----------    -----------    -----------

Net loss .....................................   $(4,794,841)   $(5,204,757)   $(1,282,827)   $(2,355,569)
                                                  ===========    ===========    ===========    ===========

Net loss per common share - basic and diluted    $     (1.14)   $     (2.10)   $      (.29)   $      (.95)
                                                  ===========    ===========    ===========    ===========

Weighted average common shares outstanding ...     4,221,288      2,483,509      4,378,326      2,467,104
                                                  ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             NINE MONTHS ENDED
                                                               OCTOBER 31,

                                                              1999           1998
                                                          -----------   -----------
Operating activities:

  Net loss ...........................................   $(4,794,841)   $(5,204,757)
  Adjustments to reconcile net loss to net cash
    used in operating activities:

      Depreciation and amortization ..................       147,821        112,050
      Stock issued for services and to vendors .......     1,745,290           --
      Stock based compensation .......................       432,248           --
      Stock issued as debt issuance expense ..........       481,250           --
      Write down of property and equipment ...........       147,108           --
      Write down of inventories ......................        52,394           --
      Increase in allowances for doubtful accounts and
        sales returns and allowances .................       124,306           --
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable ...     ( 137,821)       142,700
        Decrease in inventories ......................        57,410        132,459
        Decrease in prepaid expenses .................        10,347        145,913
        Decrease in deposits and other current assets           --           56,113
        Decrease in prepaid royalties ................          --          133,319
        Increase (decrease) in accounts payable and
          Accrued expenses ...........................     ( 719,240)     1,339,126
                                                          -----------   -----------

Net cash used in operating activities ................    (2,453,728)    (3,143,077)
                                                          -----------   -----------

Investing activities:

  Capital expenditures ...............................     (   3,933)    (  302,074)
                                                          -----------   -----------
Net cash used in investing activities ................     (   3,933)    (  302,074)
                                                          -----------   -----------

Financing activities:

  Proceeds from line of credit .......................         1,138           --
  Advances from officers .............................          --           44,147
  Payments of advances from officers .................     (  25,000)          --
  Proceeds from issuance of unsecured notes payable ..       665,000      3,805,000
  Payments to factor .................................     (   2,744)    (  270,490)
  Proceeds from issuance of notes payable -
    related parties ..................................       420,296           --
  Repayment of unsecured notes payable ...............     ( 725,000)    (  115,500)
  Proceeds from sale of common stock pursuant
    to initial public offering .......................     2,543,300           --
  Expenses of initial public offering ................     ( 604,783)          --
  Proceeds from sale of common stock .................       215,000           --
  Purchase of treasury stock .........................     (  29,500)    (   19,300)
                                                          -----------   -----------

Net cash provided by financing activities ............     2,457,707      3,443,857
                                                          -----------   -----------

Net increase in cash .................................            46     (    1,294)
Cash, beginning of period ............................          --            1,367
                                                          -----------   -----------
Cash, end of period ..................................   $        46    $        73
                                                          ===========   ===========

Supplemental disclosure of cash flow information:

  Cash paid for interest .............................   $    14,856    $    60,079
                                                          ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

Supplemental disclosure of noncash investing and financing activities:

                                                                           NINE MONTHS ENDED
                                                                              OCTOBER 31,

                                                                   1999                              1998
                                                              --------------                  ---------------

Issuance of 104,784 shares of common stock to a
  professional golfer as consideration for debt owed
  to such golfer                                              $          -                    $    220,047
                                                              ============                    ===================

Issuance of 11,500 shares of common stock in
  connection with endorsement contracts                       $          -                    $      67,500
                                                              ============                    ===================

Issuance of 125,000 shares of common stock for
  financial and investment services                           $         -                     $     125,000
                                                              ============                    ===================

Issuance of 44,669 shares of Class A common stock
  as consideration for accrued liabilities                    $    223,345                    $           -
                                                              ============                    ===================

Issuance of 65,000 shares of Class A common stock
  for payment of unsecured note payable                       $    300,000                    $          -
                                                              ============                    ===================

Warrants granted as payment of accrued interest               $    212,813                    $          -
                                                              ============                    ===================

Expenses of stock offering                                    $     77,500                   $          -
                                                              ============                    ===================



   The accompanying notes are an integral part of these financial statements.

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                  (Unaudited)

NOTE 1  -         BASIS OF PRESENTATION

     In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

     The results for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

NOTE 2 - INVENTORIES

                  Inventories consist of the following:




                  Components parts                                                      $     42,422
                  Clubs                                                                       67,130
                  APPAREL, GOLF ACCESSORIES AND OTHER                                          6,448
                                                                                        --------------
                                                                                        $    116,000


NOTE 3 - PROPERTY AND EQUIPMENT



                  Property and equipment consists of the following:


                  Furniture and fixtures                                                         $   157,146
                  EQUIPMENT                                                                           30,933
                                                                                                 -------------
                                                                                                     188,079

                  ACCUMULATED DEPRECIATION                                                           102,757

                                                                                                 $    85,322


                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 1999

                                   (Unaudited)

NOTE 4 - NOTES PAYABLE

                  Notes payable consist of the following:




                  Unsecured notes payable to private investors,

                    due September 1998                                                  $    325,000
                  Unsecured line of credit, interest at the bank's
                    prime  rate  plus  2%,  guaranteed  by  the

                    Company's President and Chief Executive

                    Officer, due on demand                                                    36,238
                  Unsecured note payable, interest at 10.5%,

                    Due December 1999.                                                        40,000

                                                                                        $    401,238


NOTE 5-  NOTES PAYABLE - RELATED PARTIES

     Notes payable to related parties consist of the following:



     Unsecured notes payable to the Company's

                    President and Chief Executive Officer, due

                    December 1999, interest at prime rate                               $    170,296
                  Long-term unsecured notes payable to the
                    Company's Chief Executive  Officer, due

                    April 2004, interest at prime rate                                       150,000
                  Long-term unsecured notes payable to the Company's

                    Chief Executive Officer, due March 2000, interest at

                    prime rate                                                               100,000
                  Long-term unsecured notes payable to the

                    Company's President and Chief Executive

                    OFFICER, INTEREST AT 7.5%, DUE BY SEPTEMBER 2002                          40,000
                                                                                        --------------
                                                                                             460,296

                  CURRENT PORTION                                                            270,296

                                                                                        -------------
                  LONG-TERM PORTION                                                     $    190,000
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

                         OUTLOOK SPORTS TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 1999

                                   (Unaudited)

NOTE 6 - SHAREHOLDERS' DEFICIT

     In March 1999, the Company agreed to reacquire 125,000 shares of Class A common stock for $31,250. These shares were originally issued to Argent Securities, Inc. in April 1998 in connection with a two year consulting agreement.

     As at October 31, 1999 the Company purchased 118,000 of these shares for $29,500.

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

     In June 1999 the Class B common stock was automatically exchanged into shares of Class A common stock in accordance with the applicable provisions which call for such conversion to take place at such time as the closing price of the Class A common stock shall equal or exceed $8.00 for a period of ten consecutive trading days.

     On July 1, 1999 the Company entered into a five year consulting agreement for management and financial advisory services. The agreement calls for the issuance of 162,500 shares of the Company's common stock. Accordingly, the Company recognized a charge of $1,381,250 in the current period as complete payment for the five year period.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     In August 1999 the Company entered into a Letter of Intent with Madison & Wall Financial Services, Inc. ("Madison"), a privately held full service, financial public relations company. Under the Letter of Intent the Company and Madison have agreed, subject to certain conditions, for the Company to acquire 100% of the outstanding shares of Madison in exchange for 9,000,000 shares of the Company's Class A Common Stock. Among other conditions, the acquisition is conditioned on the satisfactory completion of due diligence by both the Company and Madison as well as approval by the Company's shareholders. If this acquisition is consummated, the Company's primary business focus will become providing financial public relations services. The letter of intent has since expired. While the Company hopes to engage in a similar transaction with this or another business, there is no assurance that the Company will be able to consummate such a transaction with this Company or at all.

     On September 29, 1999 three former employees filed a claim with the Supreme Court of the State of New York alleging, among other things, that the Company owes such persons back pay and benefits. Such persons have alleged aggregate damages in an amount that exceeds $600,000. The claims relate to such parties' employment with the Company and such parties' subsequent termination. The Company has yet to file any responsive pleadings, however, intends to vigorously contest such claim.

NOTE 8 - SUBSEQUENT EVENTS

     In November 1999 the Company borrowed $145,000 from its president. The loans bear interest at prime rate and was due December 1, 1999 but was extended to December 31, 1999.

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

         The following analysis of the Company's financial condition as of and for the nine months ended October 31, 1999 and October 31, 1998 and for the quarter ended October 31, 1999 and October 31, 1998 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Results of Operations

Nine Months ended  October 31, 1999  compared to Nine Months  ended  October 31,
1998

         During the nine months ended October 31, 1999, the Company achieved $88,474 sales compared to sales of $479,463 during the same period in 1998. Of the sales during the nine month period ended October 31, 1998, $22,395 were generated by sales of HiPPO products and $457,068 by sales of Tegra products. Because the Company sold its license to sell HiPPO products in the U.S. back to Hippo Holdings, Ltd. in May of 1998, the Company does not expect to receive on a going forward basis, any revenue from such brand and all sales since that point have been generated by sales of Tegra products. Sales during the nine month period ended October 31, 1999 were adversely affected due to the Company's minimal operating capital position throughout the majority of this period. The absence of operating capital prevented the Company from producing and from marketing its products.

         Cost of sales during the nine months ended October 31, 1999 totaled $208,882 compared to $688,100 during the same period in 1998. The Company's lack of operating capital necessitated the delay of sales efforts until after the completion of the Company's initial public offering. Subsequent to the completion of the Company's initial public offering sales efforts at the Company recommenced, but at a lower level. For the period in 1998, $48,307 reflects costs associated with air freighting goods to the Company's warehouse in Miami, Florida. The cost of air freight was necessitated by the Company's marginal working capital position which limited the Company's ability to place orders as far in advance as would otherwise be desirable or to maintain inventory to support demand. The Company's shortage of working capital required the Company to attempt to shorten lead times involved in production and shipping of goods in order to deliver product as quickly as possible to its customers. Cost of sales for the nine months ended October 31, 1998 were also impacted by $142,157 loss for liquidation of apparel below our cost.

         Research and development costs totaled $172,828 for the nine months ended October 31, 1999 as compared to $164,487 for the same period in 1998. This increase is attributed primarily to timing of research and development expenditures.

         Selling, general and administrative expenses totaled $4,449,493 for the nine months ended October 31, 1999 as compared to $4,749,687 for the nine months ended October 31, 1998. This decrease resulted primarily due to decreased payroll, advertising, promotion, travel, professional fees and supplies and services which was offset by non-cash charges primarily resulting from the issuance of common stock under a five year management agreement entered into by the Company on July 1, 1999 with an unrelated third party and by charges the Company incurred in connection with a writedown of property, equipment and inventories.

Quarter ended October 31, 1999 compared to Quarter ended October 31, 1998

     During the quarter ended October 31, 1999, the Company achieved $4,281 sales compared to sales of $38,989 during the same period in 1998. All sales during both periods came from the sale of Tegra products. Sales during the quarter ended October 31, 1999 were adversely affected due to the Company's minimal operating capital position throughout much of this period.

     Cost of sales during the quarter ended October 31, 1999 totaled $101,614 compared to $167,921 during the same period in 1998. The reduced cost corresponds to the Company's reduced sales staff and minimal ability to seek sales. For the period in 1998, $19,412 reflects costs associated with air freighting goods to the Company's warehouse in Miami, Florida. The cost of air freight was necessitated by the Company's marginal working capital position which limited the Company's ability to place orders as far in advance as would otherwise be desirable or to maintain inventory to support demand. The Company's shortage of working capital required the Company to attempt to shorten lead times involved in production and shipping of goods in order to deliver product as quickly as possible to its customers.

     Research and development costs totaled $23,582 for the quarter ended October 31, 1999 as compared to $62,252 for the same period in 1998. This decrease is attributed primarily to timing of research and development expenditures.

     Selling, general and administrative expenses totaled $1,150,592 for the quarter ended October 31, 1999 as compared to $1,994,078 for the same period in 1998. This decrease resulted primarily due to decreased payroll, advertising, promotion, travel, professional fees and supplies and services which was offset by charges the Company incurred in connection with a writedown of property, equipment and inventories. .

Forecast

     The Company sees softness in the golf market and believes that the best way to protect shareholder value in the Company is to diversify its interests. We previously entered into a non-binding letter of intent with a privately held full service, financial public relations company. Under the letter of intent we agreed, subject to certain conditions, to acquire 100% of the outstanding shares of such company in exchange for 9,000,000 shares of our Class A common stock. The letter of intent has since expired. While we hope to engage in a similar transaction with this or another business, we cannot assure you that we will be able to consummate such a transaction with this company or at all.

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

Liquidity and Capital Resources

     Our primary source of liquidity has historically consisted of sales of equity securities and high yield debt borrowings. In March 1999, we completed an initial public offering of our Class A common stock. Through this offering, we sold a total of 438,500 shares of our Class A common stock. Net proceeds of this offering, were approximately $1,768,000, inclusive of certain unpaid offering expenses. Additionally, during this period, we borrowed approximately $384,000 from Paul Berger, our Chief Executive Officer, and approximately $181,000 from Jim Dodrill, our President in exchange for notes payable bearing interest at the prime rate of interest. The first $100,000 of Mr. Berger's advance is due on the earlier of March 1, 2000 or within five days following the closing of a public offering of our equity securities resulting in gross proceeds of $5,000,000. Another $150,000 of this advance is due on the earlier of April 20, 2004 or within five days following the closing of a public offering of our equity securities resulting in gross proceeds of $5,000,000. The remainder of this advance was due on December 1, 1999, but has been extended to December 15, 1999. The entirety of the advance from Mr. Dodrill was due on December 1, 1999, but has been extended to December 31, 1999.

     During the year ended January 31, 1999, we borrowed $4,205,000 from unaffiliated individuals at interest rates ranging from 7.5% to 12% and with a weighted average rate of 9.3% Additionally, we borrowed $19,147 from Paul Berger, our Chief Executive Officer, at an interest rate of 12.5%.

     In November 1998, we executed exchange agreements with certain unaffiliated note holders where such note holders exchanged an aggregate of $5,210,236 principal amount of indebtedness, inclusive of accrued interest, for 1,042,047 shares of Class A common stock and 1,042,047 warrants. Holders of $375,000 principal amount of indebtedness refused to execute the exchange agreement and $325,000 of this amount remained outstanding as of the date of this report. We are attempting to negotiate settlement of this amount with the note holders. In addition, in November 1998, we converted $911,048 which we had borrowed from certain officers or persons affiliated to officers into 182,210 shares of Class A common stock and 182,210 warrants.

     During the quarter ended October 31, 1999, we executed an exchange agreement with an unaffiliated party. Pursuant to the exchange agreement, we issued to such party 65,000 shares of our Class A common stock in exchange for a $300,000 principal amount 12 month non-transferable 5% note which was due and payable on May 26, 2000, a running two percent (2%) royalty on our gross sales of Tegra titanium drivers and warrants to purchase 50,000 shares of Class A common stock.

     To date, we expended a significant portion of our capital resources on the development and execution of an infomercial to market and sell Tegra Brand Drivers. The results of the campaign were far below our expectations. Upon the airing of the infomercial, we projected that we would have revenues equal to 150% of the amount of capital invested to air the infomercial. To date, revenues generated from the airing of our infomercial have only been equal to the amount of capital invested to air the infomercial.

     As a result, we believe that we will need to raise significant additional capital from outside sources to execute our business plan and continue golf operations. Presently, however, we do not believe that such capital resources are available to us in the time frame necessary to continue operations exclusively in our present line of business. Thus, we have determined that we will endeavor to seek business alliances outside the golf business.

     The Company has filed a Registration Statement on Form SB-2 that was declared effective on November 16, 1999 under which the Company registered 3,955,922 shares of its Class A Common Stock all of which are held by shareholders of the Company and none of which are held by the Company. Of these shares, 3,693,422 are issuable to such shareholders upon the exercise of certain warrants and options. If all warrants and options are exercised the Company would receive approximately $24,000,000 in exchange for the issuance of 3,693,422 shares of Class A Common Stock. Accordingly, if all or any portion of these warrants or options are exercised, existing shareholders will experience dilution to the extent of the shares issued. There can be no assurance that all or any portion of these warrants or options will be exercised.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 3, 1999, Merrill Corporation ("Merrill") filed a complaint with the Supreme Court of the State of New York, Index no. 603672/99, naming the Company as a defendant. Merrill's complaint alleged, among other things, that the Company failed to pay Merrill for certain printing services rendered on the Company's behalf in connection with our initial public offering. In its complaint, Merrill seeks damages of $97,518.54. The Company filed an answer to Merrill's complaint on September 13, 1999, in which we asserted various affirmative defenses to Merrill's claim. As of the date of this report, we have reached a tentative agreement to settle the lawsuit for $71,250; however, no settlement agreement has been executed.

     On September 29, 1999, Clifford Muney, Robert Smiddy and Kim Backus, three of the Company's former employees, filed a claim with the Supreme Court of the State of New York alleging, among other things, that the Company owes such persons back pay and benefits. Such persons have alleged aggregate damages in an amount that exceeds $600,000. The claims relate to such parties' employment with the Company and such parties' subsequent termination. As of the date of this report we have not filed any responsive pleadings, however, we intend to vigorously contest such claim.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

                           Exhibit 27:  Financial Data Schedule

  (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OUTLOOK SPORTS TECHNOLOGY, INC.

Date:  December 14, 1999

                              By: /s/ Jim Dodrill
                                      ------------------------------------------
                                      Jim Dodrill, President and General Counsel