Form 10KSB
period 2000-01-31
OUTLOOK SPORTS TECHNOLOGY INC
filed 2000-05-15
CIK 1064539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended January 31, 2000

                        Commission File Number 333-89941

                                FUSION FUND, INC.
             ------------------------------------------------------

             (Exact name of registrant as specified in its charter)




        Delaware                                        65-0648808
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                        1 World Trade Center, Suite 7967
                               New York, NY 10048
               (Address of principal executive offices) (Zip Code)

                                 (212) 775-7020
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

     The Company's net revenues from its discontinued operations for the year ended January 31, 2000 were $88,474.

     As of April 30, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over the Counter Electronic Bulletin Board's last sale price of $10.00 on April 30, 2000) was $57,021,310.

     As of April 30, 2000, there were 5,702,131 shares of the registrant's common stock outstanding.

                                     PART I.

Item 1.  DESCRIPTION OF BUSINESS

History of the Company

     The Company was founded as Hippo, Inc., a golf equipment and apparel manufacturer, in February 1996. In July 1997, the Company entered into a licensing agreement with Hippo Holdings, Ltd., a leading European manufacturer of value-priced golf equipment, to manufacture, market and distribute the HiPPO brand of golf equipment in the United States and Canada. In January 1998, the Company changed its name to Outlook Sports Technology, Inc. to reflect the Company's widening research and development operations. In May 1998, the Company sold its license to sell HiPPO-TM- products in the U.S. back to Hippo Holdings, Ltd. along with its existing HiPPO-TM- inventory, marketing materials and related liabilities. That same month, the Company discontinued its distribution of value-priced golf and focused its efforts on the sale of proprietary Tegra brand premium grade golf products.

     In the first three months of the year 2000, the Company underwent significant management changes and redirected its business mission. On January 11, 2000, Paul H. Berger resigned from his positions as Chairman of the Company's Board of Directors and Treasurer and Jim Dodrill resigned from his positions as President, General Counsel, and Director of the Company. After a brief restructuring period, Mae Davis Group, an investment banking firm whose clients hold a majority interest in the Company, approached several of their business associates to redirect and manage the Company. In February 2000, the Company appointed Adam Goldberg as it's President and Chairman of the Board of Directors, and Steven Angel as its Secretary and Executive Vice President.

     In March 2000, the Company set forth to strengthen its financial position and redefine its business mission. As of January 31, 2000, shortly after the resignation of its prior management, the Company owed approximately $4,523,000 to various creditors. On May 1, 2000, the Company completed privately placed approximately $1,284,000 of its common stock to accredited investors. The proceeds from this private placement are currently being used to satisfy this debt, in addition to supplementing the Company's working capital. While the Company is making every effort to satisfy these obligations, it may be forced to seek legal protection from its creditors under United States Bankruptcy Code in the event that these efforts are unsuccessful.

     During this same month, the Company launched its redefined business mission as an Internet technology and e-commerce incubator. The Company's new business model provides early stage client companies with extensive management, marketing, finance and business development resources in exchange for equity positions in their businesses. In light of this shift in focus, the Company formed a wholly owned Delaware subsidiary, Fusion Fund, Inc., which it merged with and into the Company on March 27, 2000, for the sole purpose of changing its name to Fusion Fund, Inc. In connection with the merger, the stock began trading under the symbol "FUFU" in place of its previous symbol "TGRA" on Friday, March 31, 2000.

     The Company is currently focused on serving its prospective client companies and reviewing and selecting potential incubation candidates.

General

     The Company provides full service venture capital incubation to promising Internet companies in return for equity interests in these clients' businesses. The Company provides its clients with financial, managerial, and networking expertise to assist their development and growth in Internet and e-commerce markets. The Company intends to expand upon the models of incubators such as CMGI, Internet Capital Group, and Safeguard Scientifics by allowing smaller investors to participate in Internet venture capital financing.

     The Company's incubation model focuses on existing public companies and growing companies that intend to go public, after an accelerated, intensive development period. In addition to providing extensive services and support to its clients individually, the Company plans to acquire a community of companies that will provide services and support to one another during the incubation process. Initially, the Company plans to invest $1,000,000 to $5,000,000 in each qualified company, but the Company is not limited to a fixed investment in the event that an appropriate opportunity arise.

Current Incubator Clients

     The Company has entered into non-binding letters of intent to obtain equity interests in two prospective incubator clients: UpLinkUS, Inc and InfoActiv, Inc.

     UpLinkUS, Inc. purchases, installs, and maintains pay-per-use Internet kiosk terminals designed to provide users in high traffic locales, such as shopping malls, mass transit centers, and business waiting areas, with reliable, convenient, and efficient Internet access. Through these advanced kiosks, UpLinkUS, Inc. plans to offer its customers broadband access to the Internet as well as proprietary Internet based services.

     InfoActiv, Inc. provides advanced, customer-oriented voice messaging solutions and consulting services to clients worldwide. Since 1988, InfoActiv has developed and deployed voice messaging solutions tailored to varied client requirements in the telecommunications, finance, health care, entertainment, and government business sectors. InfoActiv's newest product is a patent-pending MessageFinder(TM) Gateway Service, which allows telephony and Internet service companies to provide their customers voice, fax or e-mail message retrieval from multiple mailbox services from different companies. Customers can access these messages through any single point of access such as their current telephone, Internet, mobile phone, or Internet-enabled mobile phone. Unlike unified mailbox services provided by its competitors, InfoActiv's service allows users to access multiple mailbox services provided by their own suppliers, such as a local telephone company or ISP, using a single phone call or Internet session. In addition, unlike other services, these customers do not have to change telephone numbers or e-mail addresses to listen to their e-mail messages over the phone or retrieve their voice messages with a PC.

Marketing

     General.

     The Company's marketing and promotion strategy targets up and coming internet technology companies through traditional print media advertisements, in addition to selective informational mailings. We intend to increase our exposure significantly through our developing online efforts.

     Internet. The Company is currently constructing a web site on the Internet, which it expects will be operational by July 2000. The site will contain information about the Company's services, in addition to its clients' products and services.

INTELLECTUAL PROPERTY

     Where appropriate, the Company seeks intellectual property protection for its proprietary products and services and those of its clients.

     On May 3, 1999, the Company's incubator client, InfoActiv, Inc. filed a provisional U.S. patent application covering its MessageFinder(TM) Gateway Service. On May 3, 2000, InfoActiv, Inc. filed a U.S. Utility Application and a PCT International patent application. Each of these filings is currently being processed.

     The Company intends to seek further intellectual property protection on its proprietary technology, and its clients' technology, if appropriate. Nonetheless, there can be no assurance that intellectual property protection will issue from any of the Company's pending or any future applications or that any claim allowed from such applications will be of sufficient scope of strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company.

COMPETITION

     The Company competes with a number of established venture capital providers specializing in Internet businesses, many of which have greater financial and other resources than the Company. Some of the Company's competitors include
CMGI, Internet Capital Group, and Safeguard Scientifics. The Company competes with these entities primarily by focusing on smaller investors for its venture capital financing, providing a wide array of expertise through its advisory committee, and developing a portfolio of smaller, strategic ventures that demonstrate early-stage entrepreneurial visions of the future of the Internet.

     The Company believes that many of its current technology incubator competitors are focusing on the "adolescent" stage of new ventures to minimize risk of failure by assuring that their clients are firmly established before provide them with assistance. The Company distinguishes themselves from this competition by assisting newer, smaller entrepreneurs that meet the company's screening criteria and companies that have established themselves but need assistance in furthering their efforts. While this target portfolio is broad, the Company intends to carve out a market for smaller ventures to get the financial backing and managerial support they need to succeed in a competitive market.

EMPLOYEES

         At April 30, 2000, the Company had fourteen employees and consultants, including one full-time and one part-time executive, managerial, and supervisory employee, five Internet and business consultants, and a seven member advisory panel. On July 1, 1999, the Company entered into a five year consulting agreement with Gary A. Rogers for general business and merger and acquisition consulting. On February 1, 2000, the Company entered into a second one year consulting agreement with Gary A. Rogers for more extensive performance than the parties had previously contemplated. Pursuant to the second consulting agreement, Mr. Rogers is to be paid compensation of 162,500 shares of the Company's common stock, which shares were registered using Form S-8 on March 29, 2000.

On February 2, 2000, the Company entered into a consulting agreement with Sobel Consulting Services, LLC for internet and e-commerce specialized consulting services to be provided by four consultants. None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company believes that its relationship with its employees is satisfactory.

Item 2.  PROPERTIES AND FACILITIES

     The Company's maintains its corporate headquarters office at the 79th Floor of the World Trade Center, New York, NY. This office accommodates the Company's full time corporate and administrative personnel. The lease on this facility is month to month with a monthly rent of $2,300.

Item 3.  LEGAL PROCEEDINGS

     The Company is not currently involved in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

     Nonetheless, as described in the Item 1, above, as of January 31, 2000, shortly after the resignation of its prior management, the Company owed approximately $4,523,000 to various creditors. As of April 30, 2000, none of the aforementioned obligations have resulted in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. Nonetheless, while the Company is actively pursuing adequate resolution and satisfaction of these obligations, the failure to reach an adequate resolution with these creditors may result in litigation that could have a material adverse effect on the results of operations or the financial condition of the Company and/or may force the Company to seek legal protection from its creditors under United States Bankruptcy Code.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


                                    PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

Market For Securities

     The Company's Class A Common Stock, par value $0.01 has been quoted on the Over the Counter Bulletin Board since March 16, 1999. The Company's Class B Common Stock, par value $0.01 per share ("Class B Common Stock") has no public trading market. The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by Nasdaq:

Quarter ended:                                    High Price *      Low Price *

     April 30, 1999 (commencing March 19, 1999)        7.250             5.750
     July 31, 1999                                    10.625             6.000
     October 31, 1999                                 11.906            10.312
     January 31, 2000                                 14.562             9.000

           * Over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of April 30, 1999 there were approximately 127 holders of record of Class A Common Stock and no holders of record of Class B Common Stock. The Company has not paid dividends on its shares of Common Stock outstanding in the past. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.

Recent Sales of Unregistered Securities

         On  October  7,  1998,   the  Company   amended  its   certificate   of
incorporation to create two classes of Common Stock. References to Common Stock below are to the Common Stock of the Company prior to this Amendment.

         The following information is furnished with regard to all securities sold by the Company within the past three years which were not registered under the Securities Act. The share numbers set forth below have been adjusted to reflect a number of stock splits. In August 1996, the Company increased the number of authorized shares of Common Stock from 250,000 to 6,500,000 and simultaneously effected a 15-for-1 stock split. In February 1997, the Company increased the number of authorized shares of Common Stock from 6,500,000 to 10,881,000 and simultaneously effected a 3-for-2 reverse stock split. In July 1997, the Company increased the number of authorized shares of Common Stock from 10,881,000 to 24,300,000. On January 31, 1998, the Company decreased the number of authorized shares to 8,100,000 and simultaneously effected a 3-for-1 reverse stock split.

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

The following is a list of issuances made in reliance of the aforementioned exemption from registration, prior to January 31, 1999:

Name                                  Number of Shares  Purchase Price    Date Sold

Paul Berger                            1,204,800        588,660        February 27,1997
Jim Dodrill                                4,833         10,150        April 22,1997
David Staudinger                           6,666         14,000        July 25, 1997
Walter Maupay                             16,666         35,000        July 31, 1997
Walter & Gina McDonough                    3,333          7,000        August 1, 1997
DDJ Hackworthy Ltd Pp                     47,619        100,000        August 11, 1997
David Stern                                8,333         17,500        August 18, 1997
Ian Woosnam (1)                          104,784        220,047        October 1, 1997
Synergy Group International (2)          200,000        100,000        October 17, 1997
Carol Dodrill/Bill Powell (3)            100,000         50,000        October 28, 1997
Paul Fairchild                            33,333         70,000        October 30, 1997
Rodger Berman (2)                          6,666          5,000        November 10, 1997
Frank Maddocks                            60,000         45,000        November 11, 1997
Glen Day                                  10,000            (4)        January 1, 1998
Dan Snider                                 1,250            (4)        January 1, 1998
Arthur Chou                                1,666            (4)        January 1, 1998
Andrew Holder/Marc Roberts (2)           100,000        100,000        January 23, 1998
Argent Securities, Inc.                  125,000            (4)        January 23,1998
Total................................. 2,034,949

(1) Purchase price was paid by the individual forgoing payments due under a contract with Company in amounts equal to the purchase price.

(2) These individuals purchased stock from Paul Berger and Jim Dodrill, the Company's former President and Secretary.

(3)  These individuals purchased stock from Paul Berger.

(4)  Issued in connection with a services contract.

     In addition, on May 1, 2000, the Company completed a private placement of 192,513 Class A Common Stock to eighteen individuals, at a price of $6.67 per share. The Company's gross proceeds from the offering were approximately
$1,284,062. Net proceeds to the Company from this offering were approximately $1,106,160. Mae Davis Group, Inc. acted as placement agent for the offering and received approximately $128,401in commissions for its services.

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

     (a) In January through June, 1998, the Company sold through a private placement a total of 70.1 Units (or portions of a Unit) to 43 individuals (four of whom had participated in the first private placement), each Unit consisting of a non-transferable promissory note in the amount of $50,000 and an option to receive an additional $3,125 in cash or a warrant to purchase 25,000 shares of the Common Stock of the Company. The warrants are convertible into shares of Common Stock at $6.90 per share and terminate after three years. The Company will register the warrants contemporaneously with registration of this Offering. Argent Securities, Inc. acted as placement agent in the private placement and received compensation of $499,150 consisting of a 10% commission and certain other fees.

     (b) On July 1, 1998, the Company, the Company sold through a private placement a total of one Unit to a single individual, which Unit consisted of a non-transferable promissory note in the amount of $400,000 and a warrant to purchase 533,333 shares of the Common Stock of the Company. The warrant is convertible into shares of Common Stock at $7.50 per share and terminates after three years. H.J. Meyers acted as placement agent in the private placement and received compensation of $40,000 consisting of a 10% commission.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our financial statements and notes related thereto. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this annual report.

Overview

     In the first three months of the year 2000, the Company underwent significant management changes and redirected its business mission. On January 11, 2000, Paul H. Berger resigned from his positions as Chairman of the Company's Board of Directors and Treasurer and Jim Dodrill resigned from his positions as President, General Counsel, and Director of the Company. After a brief restructuring period, Mae Davis Group, an investment banking firm whose clients hold a majority interest in the Company, approached several of their business associates to redirect and manage the Company. In February 2000, the Company appointed Adam Goldberg as it's President and Chairman of the Board of Directors, and Steven Angel as its Secretary and Executive Vice President.

     In March 2000, the Company set forth to strengthen its financial position and redefine its business mission. On May 1, 2000, the Company completed a private placement of approximately $1,284,000 of its common stock to accredited investors. The proceeds from this private placement are currently being used to satisfy certain debt, in addition to supplementing the Company's working capital. While the Company is making every effort to satisfy these obligations, it may be forced to seek legal protection from its creditors under United States Bankruptcy Code in the event that these efforts are unsuccessful.

         In March 2000, the Company launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly, the accompanying financial statements reflect the results of discontinued operations of the abandoned golf business for the years ended January 31, 2000 and 1999, respectively. The Company's new business model provides early stage client companies with extensive management, marketing, finance and business development resources in exchange for equity positions in their businesses. In light of this shift in focus, the Company formed a wholly owned Delaware subsidiary, Fusion Fund, Inc., which it merged with and into the Company on March 27, 2000, for the sole purpose of changing its name to Fusion Fund, Inc.

Liquidity and Capital Resources

Our primary source of liquidity has historically consisted of sales of equity securities and high yield debt. In March 1999, we completed an initial public offering of our Class A common stock. Through this offering, we sold a total of $438,500 shares of our Class A common stock. Net proceeds of this offering, were approximately $1,768,000, inclusive of certain unpaid offering expenses. Additionally, during the year ended January 31, 2000 we borrowed approximately $603,000 from two former officers and directors.

On May 1, 2000 we raised approximately $1,284,000 through the sale common stock to private investors. We believe that we will need to raise additional funds from either debt or equity financings in order to achieve our redefined business mission.

Notwithstanding the funds we raised in the private placement and other borrowings, we are currently experiencing a severe working capital deficiency and are incurring significant losses. As of January 31, 2000 our working capital deficiency was approximately $4,149,000 and for the year ended January 31, 2000 we incurred a net loss of approximately $5,241,000. At this time, we are not generating any revenues but we are incurring substantial costs and expenses in connection with the launching of our Internet technology and e-commerce incubator business.

Results of Operations

Year Ended January 31, 2000 Compared To Year Ended January 31, 1999

The Company incurred a net loss of approximately $5,241,000 during the year ended January 31, 2000 compared to a net loss of approximately $6,399,000 for the year ended January 31, 1999.

The Company formally abandoned its golf business in January 2000 and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly the following discussion reports the results of discontinued operations of the abandoned golf business.

Selling, general and administrative expenses were approximately $1,381,000 from non-golf related activities during the year ended January 31, 2000 compared to none during the year ended January 31, 1999. The Company incurred a loss from discontinued operations of its abandoned golf business in the amount of approximately $3,790,000 during the year ended January 31, 2000 compared to a loss of approximately $5,854,000 during the year ended January 31, 1999.

Interest expense was approximately $70,000 during the year ended January 31, 2000 compared with interest expense of approximately $545,000 during the year ended January 31, 1999. This reduction of approximately $475,000 was primarily the result of the conversion of approximately $6,120,000 of debt into equity at the end of the year ended January 31, 1999.

Year Ended January 31, 1999 Compared To Year Ended January 31, 1998

The Company incurred a net loss of approximately $6,399,000 during the year ended January 31, 1999 compared to a net loss of approximately $4,694,000 for the year ended January 31, 1998.

Loss from discontinued operations for the year ended January 31, 1999 was approximately $5,854,000 compared to approximately $4,449,000 for the year ended January 31, 1998.

Interest expense was approximately $545,000 for the year ended January 31, 1999 compared to approximately $245,000 for the year ended January 31, 1998. This increase of approximately $300,000 was primarily the result of increased borrowings by the Company during the year ended January 31,1999.

Item 7.  FINANCIAL STATEMENTS

         The Financial Statements are included with this report commencing on page F-1.

Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)      Previous independent accountants

(i) On April 5, 1999 PricewaterhouseCoopers LLP resigned as the Company's independent accountants.

(ii) The reports of PricewaterhouseCoopers LLP on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle; however, the report of PricewaterhouseCoopers LLP dated June 9, 1998 on the financial statements of the Company as of and for the periods ended January 31, 1998, contained a paragraph of emphasis indicating the existence of certain factors which raised substantial doubt about the Company's ability to continue as a going concern.

(iii) The Company's Board of Directors have been notified of the resignation of the PricewaterhouseCoopers LLP as the independent accountants of the Company..

(iv) In connection with its audits for the two most recent fiscal years and for the period from February 1, 1998 through April 5, 1999, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

(v) The Registrant has requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated April 9, 1999, has been filed as
Exhibit 16 to the Company's Form 8-K filed on April 9, 1999.

(b)      New independent accountants:

Effective April 9, 1999, Registrant engaged Wolinetz, Gottlieb & Lafazan, P.C. as its principal accountant. Such engagement was approved by the Registrant's Board of Directors. Since the Registrant's engagement of Wolinetz, Gottlieb & Lafazan, P.C., the Registrant has not consulted Wolinetz, Gottlieb & Lafazan, P.C., regarding the application of accounting principals to a specified transaction, the type of audit opinion that might be rendered on Registrant's financial statements or any matter that was the subject of disagreement or a reportable event.


                                    PART III

Item 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

Name                                            Age            Position

Adam Goldberg ............................      35      Chairman of the Board, President, Treasurer
Steven Angel .............................      23      Director, Secretary, Executive Vice President
Sherri Shapiro ...........................      34      Director

     Adam Goldberg, is the Registrant's President, Director and Chairman. Since 1993, Mr. Goldberg has been engaged in private legal practice, specializing in real estate, real estate litigation and securities law. Mr. Goldberg intends to continue his practice in addition to serving in his capacities with the Registrant. Mr. Goldberg holds a J.D. from Brooklyn Law School as well as a B.A. from the State University of New York at Buffalo.

     Steven Angel, is the Registrant's Secretary and Director. Since 1998, Mr. Angel was the Vice President of Power Punch Promotions. From 1994 to 1998, Mr. Angel attended the University of Maryland, where he received a Bachelor of Science degree in marketing.

     Sherri Shapiro, is a Director of the Registrant. Since 1998, Ms. Shapiro has engaged in the development of several Internet related ventures. From 1994 to 1998, Ms. Shapiro was an associate with Wolff & Samson LLP. From 1991 to 1994, Ms. Shapiro was an associate with Rosenman & Colin LLP. Ms. Shapiro is an attorney admitted to the bars of the states of New York and New Jersey. Ms. Shapiro received an A.B. in government from the College of Arts and Sciences at Cornell University and received a J.D. from Georgetown University Law Center where she was a member of The Tax Lawyer.


Committees of the Board of Directors

     The Board of Directors currently consists of Adam Goldberg, Steven Angel, and Sherri Shapiro and does not currently have a Compensation Committee or an Audit Committee. The Company is currently seeking qualified candidates in order to expand the size of the Board of Directors. Subsequent to such increase, the Board of Directors intends to establish and form a Compensation Committee and Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2000, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2000, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the last two fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000.

Summary Compensation Table

SUMMARY COMPENSATION TABLE



                                                        ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
                                                                                                  AWARDS              PAYOUTS
                                                                                         Restricted    Securities LTIP     All Other
                                                                               Other        Stock      Underlying Payouts   Compen-
                                                                               Annual      Award(s)     Options/   ($)      sation
                                                                               Compen-       (2)                              ($)
NAME AND PRINCIPAL POSITION                       YEAR     SALARY     BONUS    sation (1)
- ----------------------------------------------------------------------------  -----------------  ---------------------------------
Paul H. Berger.................................   2000    $ 30,000      ---       ---        ---          ---      ---         ---
  Chairman of the Board and Chief                 1999    $ 31,249      ---       ---        (3)          ---      ---         ---
  Executive Officer

Gary M. Treater................................   2000    $ 12,826      ---       ---     $12,826 (4)     ---      ---         ---
  Executive Vice President                        1999     115,434      ---       ---        ---          ---      (5)         ---

Neal J. Cohen..................................   2000    $109,100      ---       ---     $40,963 (6)     ---      ---         ---
  Vice President Apparel Operations               1999     101,700      ---       ---        ---          ---      (7)         ---


(1) Other Annual Compensation consists of life insurance premiums paid by the Company on behalf of the Named Executive Officer. See "--Benefit Plans-- MONY Plan."

(2)  See "Option Grants in Last Fiscal Year," below.

(3)  Mr. Berger deferred an additional $93,751.

(4) Representing value of 2,212 shares of restricted stock, at date of grant, paid in May 1999, as deffered payment for services previously rendered.

(5)  Mr. Treater deferred an additional $25,652.

(6) Representing value of 5,650 shares of restricted stock, at date of grant, paid in May 1999, as deffered payment for services previously rendered.

(7)  Mr. Cohen deferred an additional $33,900.


STOCK OPTIONS GRANTS AND EXERCISES

     The Company made no option grants to any named executive officers during fiscal year ended January 31, 2000:

     The following table shows the value at January 31, 2000 of unexercised options held by the named executive officers:

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-end Option Values

                                                          Number of Securities
                          Shares                         Underlying Unexercised       Value of Unexercised
                         Acquired           Value              Options at            In-the-Money Options at
                            On             Realized       Fiscal Year-end (#)          Fiscal Year-end ($)
Name                   Exercise (#)          ($)       Exercisable/Unexercisable   Exercisable/ Unexercisable
----                   ------------          ----      -------------------------   --------------------------
Paul H. Berger            19,275           280,675                  0                           0
----------------



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

     The purpose of the Plans is to provide additional incentive to officers and other employees of the Company as well as other persons providing services to the Company by affording them an opportunity to acquire or increase their proprietary interest in the Company through the acquisition of shares of its Common Stock. The Board of Directors is responsible for administering the Plans. The 1998 Plan may also be administered by a committee consisting of at least two disinterested directors. The Board, within the limitations of the Plans, may determine the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights by the Company are to be imposed on shares subject to options. ISOs granted under the Plans may not be granted at a price less than the fair market value of the Class A Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting power of all classes of stock of the

Company). The aggregate fair market value at the time of grant of shares for which ISOs granted to any person are exercisable for the first time by any person during any calendar year may not exceed $100,000. Options under the Plans may not be granted more than 10 years after its effective date. Options granted to date have seven (7) year terms. The term of each ISO granted under the Plans will expire not more than ten years from the date of grant (or five (5) years in the case of persons holding 10% or more of the voting power of all classes of stock of the Company). Options granted under the Plans are not transferable during an optionee's lifetime but are transferable at death by will or under the laws of descent and distribution. No ISOs and non-qualified options to purchase shares of Class A Common Stock have been granted to employees or consultants of the Company in the fiscal year 2000.

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

                  NAME AND ADDRESS
                  OF BENEFICIAL OWNER,
                  5% STOCKHOLDER OR                                     BENEFICIAL OWNERSHIP
                  SELLING STOCKHOLDER                                        NUMBER            PERCENT
- ----------------------------------------------------        -------------------------------------------
Adam Goldberg.......................................................          5,500              0.09%
Steven Angel........................................................         10,000              0.17%
Sherri Shapiro......................................................              0              0.00%
Gary Rogers.........................................................        304,921              5.35%
Paul Berger.........................................................      1,271,724             22.30%
Jim Dodrill.........................................................        473,663              8.30%
All directors and executive officers
of the Company as a group
(3  persons) .......................................................         15,500              0.26%

Item 12. CERTAIN TRANSACTIONS

Transactions Involving Affiliates of the Company

     From time to time throughout the period covered in this report, the Company has had no independent directors on its board. During those times, none of the ongoing transactions, or prior transactions which were closed in those periods, between the Company and its affiliates were approved by independent directors. In the event the Company makes or enters into any material transactions or loans with affiliated persons during a period in which it has no independent directors, the terms of any such transactions will be no less favorable to the Company than those that can be obtained from unaffiliated third parties. Additionally, any forgiveness of such loans will be approved by a majority of the Company's independent directors, once elected, who do not have an interest in the transactions. Such directors will have access, at the Company's expense, to the Company's or independent counsel.

Transactions involving Paul Berger

     Between July 31, 1998, and October 26, 1999, Paul Berger, Chairman of the Board of Directors and Chief Executive Officer of the Company, made a number of advances to the Company. On July 31, 1998, Mr. Berger advanced $17,500 to the Company. Mr. Berger received a note from the Company for the advance with an annual interest rate of 12.5%. In January 1999, Mr. Berger exchanged an aggregate of $170,000 principal amount of indebtedness plus accrued interest for an aggregate of 39,125 shares of Common Stock and 39,125 Warrants.

     In April 1999, Mr. Berger advanced $250,000 to the Company in exchange for notes payable bearing interest at the prime rate of interest. $100,000 of this advance was due on the earlier of March 1, 2000 or within five days following the closing of a public offering of equity securities of the Company resulting in gross proceeds to the Company of $5,000,000. The remaining $150,000 of this advance was due on the earlier of April 20, 2004, or within five days following the closing of a public offering of equity securities of the Company resulting in gross proceeds to the Company of $5,000,000. The Company is in default of the $100,000 payments.

     In October 1999, Mr.Berger advanced $170,295 to the Company in exchange for notes payable bearing interest at the prime rate of interest. These notes were due on December 1, 1999. The Company is in default of this payment.

Transactions involving Jim Dodrill

     In November through January, Jim Dodrill advanced a total of $182,500 to the Company. The loans were to bear interest at the prime rate of interest. The Company has not yet repaid these loans.

ENGAGEMENT OF MAE DAVIS GROUP AS PLACEMENT AGENT

     In April 2000, the Company engaged Mae Davis Group, Inc. to act as placement agent for a private placement of 192,513 Class A Common Stock, at a price of $6.67 per share. The Company's gross proceeds from the offering were approximately $1,284,062. Mae Davis Group, Inc. received a 10% placement agent's commission, totaling $128,401, in connection its services in the offering.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          3.1*        Articles of Incorporation of the Registrant(1)
          3.2*        By-laws of Registrant(1)
          4.1*        Specimen Common Stock Certificate(3)
         10.1*        Employment Agreement with William Barthold, dated January 16, 1996
         10.2*        Employment Agreement with Daniel Snider, dated January 16, 1998
         10.3*        Business Note and Security Agreement, dated June 19, 1997 with Barnett Bank, N.A.
         10.4*        Revolving Accounts Receivable Funding Agreement between the Company and Gibraltar Financial
                      Corporation, dated November 25, 1997

         10.5*        Amendment to Revolving Accounts Receivable Funding Agreement dated November 25, 1997
         10.6*        Gibraltar Financial Corporation Demand Note, dated November 25, 1997
         10.7*        Form of Promissory  Note signed by the Company in favor of
                      Paul  Berger,  Jim  Dodrill  and  Stanley  Berger  for all
                      advances  made  by  them  to the  Company  10.8*  Security
                      Agreement with Stanley Berger, dated October 1, 1997 10.9*
                      Subordination   Agreement  with  Stanley   Berger,   dated
                      December 3, 1997
         10.10*       Option, dated January 24, 1997, received by Paul Berger as consideration for an advance made by him to the Company
         10.11*       Option, dated September 5, 1996, received by Jim Dodrill as consideration for an advance made by him to the Company
         10.12*       Form of Warrant for the purchase of the Common Stock of the Company received by Stanley
                      Berger as consideration for advances made by him to the Company
         10.13*       Form of Promissory  Note signed by the Company in favor of all participants in a private  financing  between February
                      4, 1997 and April 30, 1997
         10.14*       Form of Warrant for the  purchase  of the Common  Stock of the  Company  received  by all  participants  in a private financing between February 4, 1997 and April 30, 1997
         10.15*       Form of Promissory  Note signed by the Company in favor of all  participants in a private  financing  between May 12,
                      1997 and June 30, 1997
         10.16*       Form of Warrant for the  purchase  of the Common  Stock of the  Company  received  by all  participants  in a private financing between May 12, 1997 and June 30, 1997
         10.17*       Form of Promissory Note signed by the Company in favor of all participants in a private financing in July, 1997
         10.18*       Form of Warrant for the purchase of the Common Stock of the Company received by all participants in a private financing in July, 1997
         10.19*       Form of Consent to extension of payment for all Notes executed by the Company in all private financings
         10.20*       Form of Subscription Agreement signed by all investors in the Company
         10.21*       Lease Agreement, dated March 13, 1997, between the Company and Sanctuary of Boca, Inc. (for office space in Boca Raton)
         10.22*       Amendment to Lease #1, dated August 1, 1997, between the Company and Sanctuary of Boca, Inc.
         10.23*       Amendment to Lease #2, dated February 2, 1998, between the Company and Sanctuary of Boca,
                      Inc.
         10.24*       Sublease  Agreement  and Rider,  dated  December  1, 1996, between the Company and Tom Rochon  Associates (for office
                      space  in  New  York   City)  and   Over-Lease   Agreement
                      incorporated therein

         10.25*       Sublease Agreement and Rider, dated July 12, 1996, between the Company and Tom Rochon Associates (for office space in
                      New  York  City)  and  Over-Lease  Agreement  incorporated therein
         10.26*       Research, Development and Consulting Contract, dated October 8, 1996, with Chou Golf Design
                      Labs, Inc.
         10.27*       Contract Amendment, dated may 4, 1997, to Research, Development and Consulting Contract
                      with Chou Golf Design Labs, Inc.
         10.28*       Agreement, dated September 1, 1998, with G. Day Associates, Inc.
         10.29*       1996 Incentive and Non-qualified Stock Option Plan
         10.30*       Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock
                      Option Plan
         10.31*       Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock
                      Option Plan
         10.32*       1998 Incentive and Non-qualified Stock Option Plan
         10.33*       Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock
                      Option Plan
         10.34*       Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock
                      Option Plan
         10.35*       MONY Deferred Compensation Plan for managers of the Company
         10.36*       Settlement Agreement and Release, dated May 4, 1998 between the Company and Hippo Holdings
                      Ltd
         10.37*       Consulting Agreement, dated April 29, 1998 between the Company and Argent Securities. Inc.
         10.38*       Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and
                      Non-qualified Stock Option Plan
         10.39*       Termination  Agreement,  dated  September  1, 1998  between the Company and Daniel  Snider
         10.41*       Form of Exchange  Agreement
         10.42***     Form of  Consulting  Agreement  between the Company and Gary A. Rogers, dated July 1, 1999
         10.43***     Form of  Consulting  Agreement  between the Company and Gary A. Rogers,  dated  February 1, 2000
         10.44***     Form of Consulting  Agreement  between  the Company  and  Consulting  Agreement between the
                      Company and Sobel Consulting Services, LLC, dated February 2, 2000
         10.44***     Form of promissory  note between the Company and Paul Berger,  dated April 22, 1999
         10.45***     Form of promissory  note between the Company and Paul  Berger,  dated  October 26, 1999
         16.1*        Letter on Change in Certifying Accountants
         27**         Financial Data Schedule

         ----------------
           *   Previously filed.
           **  Filed herewith.
           *** To be filed by amendment.



(b) Reports on Form 8-K.

     The following Reports on Form 8-K were filed during the last quarter of the period covered by this report, and from that date to the date hereof:

     Date                           Item Reported

November 24, 1999          Resignation of Paul Berger as Chief Executive Officer.

February 3, 2000           Appointment of new directors and resignation of officers.

March 9, 2000              Resignation of directors and officers and appointment of new directors and officers.

May 11, 2000               Change in Company name from Outlook Sports Technology, Inc. to Fusion Fund, Inc.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fusion Fund, Inc.


By: /s/ Steven Angel
        Steven Angel, Secretary

Date May 15, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                            Position                                Date

/s/ Adam Goldberg               Chairman, President, Treasurer          May 15, 2000
    Adam Goldberg

/s/ Steven Angel                Director, Secretary                     May 15, 2000
    Steven Angel

/s/ Sherri Shapiro              Director                                May 15, 2000
    Sherri Shapiro

                                FUSION FUND, INC.

                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)

                          INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Accountants                                                                          F-2

Balance Sheet, January 31, 2000                                                                            F-3

Statements of Operations, Years Ended
  January 31, 2000 and 1999                                                                                F-4

Statements of Changes in Shareholders' Deficit, Years Ended
  January 31, 2000 and 1999                                                                                F-5

Statements of Cash Flows, Years Ended
  January 31, 2000 and 1999                                                                                F-7

Notes to Financial Statements                                                                              F-10



REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Fusion Fund, Inc.
F/K/A Outlook Sports Technology, Inc.

We have audited the accompanying balance sheet of Fusion Fund, Inc. (F/K/A Outlook Sports Technology, Inc.) as of January 31, 2000, and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended January 31, 2000 and January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fusion Fund, Inc. (F/K/A Outlook Sports Technology, Inc.) as of January 31, 2000, and the results of its operations and its cash flows for the years ended January 31, 2000 and January 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and has a working deficiency capital and shareholders' deficit at January 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              WOLINETZ, GOTTLIEB & LAFAZAN, P.C.



Rockville Centre, New York
April 6, 2000

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                                  BALANCE SHEET
                                JANUARY 31, 2000

                                     ASSETS

Current Assets:
  Cash and cash equivalents ...................................   $    183,629

  Accounts receivable (net of allowance for doubtful accounts
    of $275,206) ..............................................           --
  Inventories (net of allowance of $116,000)                              --
                                                                    ----------
                                                                  $    183,629
                                                                    ==========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ............................................   $  1,678,449
  Accrued expenses ............................................      1,009,400
  Accrued wages and related expenses ..........................        729,568
  Accrued interest payable ....................................         62,671
  Notes payable ...............................................        399,984
  Notes payable - stockholders - current portion ..............        452,796
                                                                    ----------
         Total current liabilities ............................      4,332,868

Notes payable - stockholders - long-term ......................        190,000
                                                                    ----------
                                                                     4,522,868

Commitments and contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding ...............................           --
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 5,178,097 shares issued ................         51,781
  Common stock; Class B, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding ..............           --
  Treasury stock; 175,000 Class A shares at cost ..............        (50,550)
  Additional paid-in capital ..................................     14,371,584
  Accumulated deficit .........................................    (18,712,054)
                                                                    ----------
         Total shareholders' deficit ..........................     (4,339,239)
                                                                    ----------
                                                                  $    183,629
                                                                    ==========

   The accompanying notes are an integral part of these financial statements.

                               FUSION FUND, INC.
                    (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)

                            STATEMENTS OF OPERATIONS

                                                            Year Ended
                                                            January 31,
                                                       2000           1999

Revenues .....................................   $      --      $      --
                                                  -----------    -----------

Costs and expenses:
  Cost of sales ..............................          --             --
  Selling, general and administrative expenses     1,381,250           --
                                                  -----------    -----------

         Total costs and expenses ............     1,381,250           --
                                                  -----------    -----------

Loss from operations .........................    (1,381,250)          --
                                                  -----------    -----------

Other income (expense):
  Interest expense ...........................      ( 70,470)      (544,869)
  Interest Income ............................           143           --
                                                  -----------    -----------

         Total other income (expense) ........      ( 70,327)      (544,869)
                                                  -----------    -----------

Loss before loss from discontinued operations     (1,451,577)      (544,869)

Discontinued operations:
  Loss from operations of abandoned business .    (3,789,743)    (5,853,662)
                                                  -----------    -----------

Net loss .....................................   $(5,241,320)   $(6,398,531)
                                                  ===========    ===========

Weighted average common shares outstanding ...     4,283,677      2,739,376
                                                  ===========    ===========

Net loss per common share - basic:

  Operations .................................   $      (.34)   $      (.20)
  Discontinued operations ....................          (.88)         (2.14)
                                                  -----------    -----------
 Net loss ...................................    $     (1.22)   $     (2.34)
                                                  ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                YEARS ENDED JANUARY 31, 1999 AND JANUARY 31, 2000

                                                                                           Additional
                                                     Common Stock           Treasury        Paid in                     Total
                                              Shares            Amount        Stock         Capital   Accumulated    Shareholders'
                                                                                                        Deficit         Deficit

Balance, February 1, 1998 .............      2,324,071    $     23,241   $       --      $  2,306,543   $(7,072,203)    $(4,742,419)

Issuance of common stock
  for payment of services .............        242,700           2,427           --           411,786           --          414,213

Issuance of common stock
  upon conversion of debt .............      1,224,257          12,243           --         6,109,041           --        6,121,284

Issuance of common stock
  as debt issuance expense ............          8,000              80           --            39,920           --           40,000

Issuance of stock purchase warrants
  as payment of accrued interest ......           --              --             --            25,000           --           25,000

Treasury stock, 50,000 shares .........           --              --        (19,300)             --              --         (19,300)

Net loss ..............................           --              --             --              --       (6,398,531)    (6,398,531)
                                         ------------    ------------   ------------    ------------    ------------    ------------
Balance, February 1, 1999 .............      3,799,028          37,991      (19,300)        8,892,290    (13,470,734)    (4,559,753)

Issuance of common stock ..............         53,750             537           --           214,463           --          215,000

Stock option compensation .............           --              --             --           432,248           --          432,248

Issuance of common stock pursuant
  to initial public offering ..........        438,500           4,385           --         1,763,227           --        1,767,612

Issuance of common stock as
  consideration for accrued liabilities         46,881             469           --           235,702           --          236,171

Issuance of common stock for
  payment of services .................        205,319           2,053           --         1,743,237           --        1,745,290

Issuance of common stock for payment
  of unsecured note payable ...........         65,000             650           --           730,600           --          731,250

Issuance of common stock as debt
  issuance expense ....................         10,000             100           --            49,900           --           50,000

Issuance of stock purchase warrants
  as payment of accrued interest ......           --              --             --           212,813           --          212,813

Issuance of common stock on exercise
  of stock options and warrants .......        682,435           6,824     (2,040,846)      2,214,022           --          180,000

Treasury stock, 125,000 shares ........           --              --          (31,250)          --              --          (31,250)
Expenses of stock offerings ...........           --              --             --           (77,500)          --          (77,500)

Retirement of treasury shares .........       (142,816)         (1,428)     2,040,846      (2,039,418)          --              --

Issuance of common stock in connection
  with expenses of stock offering .....         20,000             200           --              --             --              200

Net loss ..............................           --              --             --              --       (5,241,320)    (5,241,320)
                                         ------------     ------------   ------------    ------------    ------------    -----------

Balance, January 31, 2000 .............      5,178,097    $     51,781   $    (50,550)   $ 14,371,584   $(18,712,054)   $(4,339,239)
                                         =============    ============   ============    ============    ============    ===========


The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                                            Year Ended
                                                                                            January 31,
                                                                                     2000               1999
Operating activities:

  Loss from continuing operations ..............................................   $(1,451,577)   $  (544,869)
                                                                                    -----------     ----------
  Adjustments to reconcile loss from  continuing  operations to net cash used in operating activities:

      Depreciation and amortization ............................................       147,821        167,400

      Stock issued for services and to vendors .................................     1,745,290        414,213

      Stock based compensation .................................................       432,248           --
      Stock issued as debt issuance expense ....................................       481,250           --
      Write-down of property and equipment .....................................       232,430           --
      Write-down of inventories ................................................       168,394           --
      Increase in allowances for doubtful accounts and
        sales returns and allowances ...........................................       127,602        112,605

      Changes in operating assets and liabilities:

        (Increase) decrease in accounts receivable .............................      (127,602)        55,095

        Decrease in inventories ................................................        57,410        191,254

        (Increase) decrease in prepaid expenses ................................        33,747        (20,893)

        Decrease in deposits and other current assets ..........................          --           51,813

        Decrease in prepaid royalties ..........................................          --          133,319

        Increase (decrease) in accounts payable and
          accrued expenses .....................................................      (686,910)     2,208,785
                                                                                    -----------     ----------
         Total adjustments .....................................................     2,611,680      3,313,591
                                                                                    -----------     ----------
      Loss from discontinued operations ........................................    (3,789,743)    (5,853,662)
                                                                                    -----------     ----------
Net cash (used) in operating activities ........................................    (2,629,640)    (3,084,940)
                                                                                    -----------     ----------
Investing activities:
  Capital expenditures .........................................................        (3,933)      (302,074)
                                                                                    -----------     ----------
Net cash (used) in investing activities ........................................        (3,933)      (302,074)
                                                                                    -----------     ----------

The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                Year Ended
                                                                January 31,
                                                              2000         1999

Financing activities:
  Net proceeds from (payments to) line of credit ...   $      (116)           100

  Advances from officers ...........................          --           44,147

  Payments of advances from officers ...............       (25,000)         --
  Proceeds from issuance of unsecured notes payable        665,000      4,205,000
  Payments to factor ...............................        (2,744)      (277,394)

  Proceeds from issuance of notes payable -
    related parties ................................       602,796           --
  Repayment of unsecured notes payable .............      (725,000)      (415,500)

  Proceeds from sale of common stock pursuant
    to initial public offering .....................     2,543,300           --
  Expenses of initial public offering ..............      (604,784)          --
  Proceeds from sale of common stock ...............       395,000           --
  Purchase of treasury stock .......................       (31,250)          --
  Deferred offering costs ..........................          --         (170,706)
                                                        -----------    -----------
Net cash provided by financing activities ..........     2,817,202      3,385,647
                                                        -----------    -----------
Net increase (decrease) in cash and cash equivalents       183,629         (1,367)

Cash and cash equivalents, beginning of period .....          --            1,367
                                                        -----------    -----------
Cash and cash equivalents, end of period ...........   $   183,629    $      --
                                                        ===========    ===========

Supplemental disclosure of cash flow information:

  Cash paid for interest ...........................   $    28,308    $     9,322
                                                        ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental disclosure of noncash investing and financing activities:

                                                                                                        Year Ended
                                                                                                        January 31,
                                                                                             2000                          1999
Issuance of 8,000 shares of Class A common stock
  as debt issuance expense                                                          $         -                     $      40,000
                                                                                      =================               =============

Return to the Company of 50,000  shares  of common
  stock  as treasury stock originally issued to a licensor
  in connection with sale of license back to licensor                               $         -                     $      19,300
                                                                                      =================               =============


Issuance of 1,161,666  shares of Class A common stock and 1,161,666  warrants to purchase Class A common stock in connection  with  conversion of notes payable and accrued interest on notes, pursuant to exchange
  agreement                                                                         $         -                     $   5,808,327
                                                                                      =================               =============


Issuance  of 62,591  shares  of Class A common  stock  and  62,591  warrants  to purchase Class A common stock to the Company's  President and Chief  Executive
  Officer in  connection  with  conversion  of advances  made to the Company and
  accrued interest on such advances, pursuant to exchange agreement                 $         -                     $    $312,957
                                                                                      =================               =============


Issuance of 46,881 shares of Class A common stock as
  consideration for accrued liabilities                                             $    236,171                    $         -
                                                                                      =================               =============

Issuance of 65,000 shares of Class A common stock for
  payment of unsecured note payable                                                 $    300,000                    $         -
                                                                                      =================               =============

Warrants granted as payment of accrued interest                                     $    212,813                    $         -
                                                                                      =================               =============

Expenses of stock offering                                                          $     77,500                    $         -
                                                                                      =================               =============

Cashless exercise of stock options and warrants                                     $  2,040,846                    $         -
                                                                                      =================               =============










The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE 1 - Organization and Basis of Presentation

     Fusion Fund, Inc. (the "Company") was originally incorporated in the State of Delaware as Outlook Sports Technology, Inc. on February 8, 1996. Outlook Sports Technology, Inc. was a designer and marketer and, through the use of contracted parties, a manufacturer of golf equipment, apparel and accessories under the TEGRA(TM)brand name. During March 2000 Outlook Sports Technology, Inc. formed a wholly owned Delaware subsidiary, Fusion Fund, Inc., which it merged with and into for the sole purpose of changing its name to Fusion Fund, Inc.

     During January 2000 the Outlook Sports Technology, Inc. formally abandoned the golf business and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly, the accompanying financial statements reflect the results of discontinued operations of the abandoned golf business for the years ended January 31, 2000 and 1999, respectively.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in 1996 through January 31, 2000, the Company has incurred recurring losses of approximately $18,712,000 and has not generated cash from its operating activities. Additionally, at January 31, 2000, the Company had a shareholders' deficit of approximately $4,339,000 and its current liabilities exceeded its current assets by approximately $4,149,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (i) achieving sufficiently profitable operations and (ii) obtaining adequate financings. These financial statements do not reflect any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The Company has been funding its operations principally through debt and equity financings. The Company will need to continue to fund its operations in this manner until it achieves sufficiently profitable operations. The Company plans to eliminate the going concern uncertainty by (i) raising additional funds through debt and/or equity financings and (ii) by acquiring equity interests in companies in connection with its redefined business mission. The achievement and/or success of these planned measures, however, cannot be determined at this time.

NOTE 2 - Summary of Significant Accounting Policies

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

                  Cash and Cash Equivalents

     The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

                               FUSION FUND, INC.
                    (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

                  Inventories

     Inventories, which is primarily comprised of golf clubs and component accessories and parts, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Market is determined based on the net realizable value. Appropriate consideration is given to obsolence, deterioration and other factors in evaluating net realizable value.

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

                  Loss Per Share

     The computation of loss per share of common stock is computed by dividing net loss for the period by the weighted average number of common shares outstanding during that period. The weighted average number of common shares outstanding for the years ended January 31, 1999 and 2000 excludes approximately 3,218,000 and 4,240,000 respectively, of antidilutive stock options and warrants.

     Because the Company is incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

                                FUSION FUND, INC.
                    (F/K/A/ OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

                  Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximated fair value because of the short maturity of these instruments. The Company routinely assesses the financial strength of its customers and records an allowance for doubtful accounts when it determines that collection of a particular amount is unlikely.

                  Reclassifications

     Certain items in these financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - Notes Payable

                  Notes payable consist of the following:

                  Unsecured notes payable to private investors,
                    due September 1998 (see below)                                      $    325,000
                  Unsecured notes payable, interest at 10.5%,
                    due December 1999                                                         40,000
                  Unsecured line of credit, interest at the bank's
                    prime  rate  plus  2%,  guaranteed  by  the
                    Company's former President and Chief Executive
                    Officer, due on demand                                                    34,984
                                                                                        --------------
                                                                                        $    399,984

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

     In November 1998, noteholders of $3,530,000 principal of the $3,905,000 principal described above elected to exchange such indebtedness for an aggregate of 706,000 shares of the Company's Class A common stock and 706,000 warrants to purchase Class A common stock (see Note 6). At January 31, 2000 the Company was in default on the remaining $325,000 notes payable.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE 4 -          Notes Payable - Stockholders
                  ----------------------------

                  Notes payable to stockholders consist of the following:

                  Unsecured notes and loans payable to the Company's former
                    President and Chief Executive Officer, due
                    December 1999, interest at prime rate                               $    352,796
                  Long-term unsecured notes payable to the
                    Company's former Chief Executive  Officer, due
                    April 2004, interest at prime rate                                       150,000
                  Long-term unsecured notes payable to the Company's former
                    Chief Executive Officer, due March 2000, interest at
                    prime rate                                                               100,000
                  Long-term unsecured notes payable to the
                    Company's former President and Chief Executive
                    Officer, interest at 7.5%, due by September 2002                          40,000
                                                                                        --------------
                                                                                             642,796

                  Current portion                                                            452,796
                                                                                        --------------
                  Long-term portion                                                    $     190,000
                                                                                        ==============

     In April 1999 the Company's former Chief Executive Officer advanced $250,000 to the Company in exchange for notes payable bearing interest at the prime rate of interest. The first $100,000 of this advance is due on the earlier of March 1, 2000 or within five days following the closing of a public offering of equity securities of the Company resulting in gross proceeds to the Company of $5,000,000. The remaining $150,000 of this advance is due on the earlier of April 20, 2004 or within five days following the closing of a public offering of equity securities of the Company resulting in gross proceeds to the Company of $5,000,000.

NOTE 5 -          Shareholders' Deficit

                  Authorized Capital

     In October 1998, the Company increased the authorized shares of common stock from 8,100,000 to 20,000,000. Within the authorized shares of common stock, the Company created a Class A and a Class B stock, consisting of 15,000,000 and 5,000,000 shares of stock, respectively. Additionally, the Company authorized 5,000,000 shares of preferred stock, par value $0.01 per share.

                  Common Stock

     In March 1998, the Company issued 104,784 shares to a professional golfer as consideration for $220,047 owed to such golfer under the Company's endorsement arrangement with Hippo Holdings. The Company was then negotiating an endorsement contract with this professional golfer for the Company's TEGRA(TM) brand products. These negotiations ceased prior to any agreement being reached between the Company and the golfer.

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

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE 5 -          Shareholders' Deficit (Continued)

                  Common Stock (Continued)

     In March 1998 the Company issued 12,916 shares of Class A common stock valued at $69,166 to three consultants in connection with services performed.

     On October 7, 1998, the Company's former President and Chief Executive Officer converted an aggregate of 1,464,953 shares of their Class A common stock to the equivalent number of Class B common stock. The Company has agreed not to register the Class B common stock under the Securities Exchange Act of 1933 for a period of two years. The Class B common stock converts to an equal amount of Class A common stock upon the earlier of (i) October 31, 2000 or (ii) such time as the closing price for the Class A common stock shall equal or exceed $8 for a period of 10 consecutive trading days. Otherwise, the rights of the holders of Class A and Class B common stock are substantially the same.

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

     Additionally, in November 1998 the Company executed exchange agreements with the Company's President and Chief Executive Officer who had advanced funds to the Company, whereby such officers exchanged an aggregate of $312,957 of principal and interest on advances for 62,591 Class A shares of common stock and 62,591 warrants to acquire Class A shares of common stock.

     In March 1999, the Company agreed to reacquire 125,000 shares of Class A common stock for $31,250. These shares were originally issued to Argent Securities, Inc. in April 1998 in connection with a two year consulting agreement. As of January 31, 2000, the entire 125,000 shares have been purchased as treasury stock.

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

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE 5 -          Shareholders' Deficit (Continued)

                  Common Stock (Continued)

     In October 1999 the Company issued 65,000 shares of common stock as consideration for payment of $300,000 principal note payable. In connection with this transaction, the Company recorded a charge of $431,250 to operations.

     In January 2000 the Company issued 26,987 shares of common stock in connection with the exercise of common stock purchase warrants and the Company received proceeds of $180,000.

                  Common Stock Warrants

     In connection with the issuance of its unsecured notes payable to private investors, the Company issued warrants to purchase shares of its common stock as follows:

                                                            Warrants
                                                  ------------------------------

                                                                Weighted Average
                                                     Shares       Exercise Price

Balance, January 31, 1998 .....................     464,150   $        1.12

Warrants issued in connection with extension of
  $975,000 of notes payable at 12.5% ..........      26,813            0.75

Warrants issued in connection with extension of
  $525,000 of notes payable at 15% ............      58,188            0.75

Warrants issued in connection with extension of
  $420,000 of notes payable at 12.5% ..........     130,000            2.78

Warrants issued in connection with $400,000 of
  note payable ................................     533,333            7.25

Warrants issued in connection with exchange of
  $6,121,284 principal and interest (see above)   1,224,257            6.67
                                                  ---------          ------
Balance, January 31, 1999 .....................   2,436,741            5.32

Warrants issued in connection with interest on
  $3,505,000 principal debt financing .........   1,752,500            6.67

Warrants exercised ............................     (93,016)          (6.45)
                                                  ---------          ------
Balance, January 31, 2000 .....................   4,096,225   $        5.87
                                                  ==========        =======


                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE 5 -          Shareholders' Deficit (Continued)

                  Common Stock Options (Continued)

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

                                         Options
                              ----------------------------

                                           Weighted Average
                              Shares        Exercise Price

Balance, January 31, 1998    716,411    $         2.21
Terminated ..............   (101,765)            (3.05)
Granted .................    166,666              8.24
                            ---------           -------

Balance, January 31, 1999    781,312              3.383
Exercised ...............   (589,419)            (2.75)
Cancelled ...............   (175,061)            (2.21)
                            ---------           -------


Balance, January 31, 2000     16,832    $         1.45
                            =========           =======


                                                                      Outstanding      Exercisable   Weighted Average
                Exercise Price Range                                    Shares            Shares      Exercise Price


                   $0.225                                                  7,166             7,166    $  0.225
                    0.72                                                   6,166             6,166       0.720
                    6.00                                                   3,000             2,500       6.000
                                                                       ---------        ----------     -------
                                                                          16,832            16,332    $  1.310
                                                                       =========        ==========     =======


     The Company generally grants options at exercise prices equal to the estimated market value of the Company's common stock at the date of the grant.

     Fair market value information for the Company's stock warrants and options for the year ended January 31, 1999 and 2000 was estimated using the Black-Scholes option pricing model assuming risk free rates of 5.6% to 6.5%, no dividend yield, expected terms of 3 years, and no significant volatility.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

NOTE 6 - Income Taxes

     The Company is subject to federal and state income taxes but has not incurred a liability for such taxes due to losses incurred. As of January 31, 2000 the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $15,642,000. This NOLC is available to offset future federal taxable income, if any, through 2015. Limitations on the utilization of the Company's net operating tax loss carryforwards could result in the event of certain changes in the Company's ownership.

     The Company had deferred tax assets of approximately $6,570,000 at January 31, 2000, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.

NOTE 7 -          Commitments and Contingencies

     The Company currently rents office space on a month to month basis and leases equipment under non cancelable operating lease arrangements. Rent expense for the years ended January 31, 1999 and 2000 was approximately $133,000 and $55,000, respectively.

     The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims will not result in any material adverse effect on the Company's financial position or results of operations.

NOTE 8 - Subsequent Events

     Effective February 1, 2000 the Company entered into a one year consulting agreement. As provided for in consulting agreement, the consultant is to be paid compensation of 162,500 shares of the Company's common stock, such shares to be registered using Form S-8