Form 10QSB
period 2000-04-30
FUSION FUND INC /DE/
filed 2000-06-14
CIK 1064539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2000

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________ TO ____________.

                                    333-89941
                            (Commission File Numbers)

                                FUSION FUND, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                        6799
(State or other jurisdiction of             (Primary Standard Industrial
incorporation or organization)                Classification Code Number)


                        1 World Trade Center, Suite 7967
                            New York, New York 10048
                    (Address of principal executive offices)

                                 (212) 775-7020
              (Registrants' telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     As of April 30, 2000, 5,702,131 shares of Common Stock, par value $.01 per share, of Fusion Fund, Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                                  BALANCE SHEET
                                 APRIL 30, 2000
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents ...................................   $    801,486
  Accounts receivable (net of allowance for doubtful accounts
    of $275,206) ..............................................           --
  Inventories (net of allowance of $116,000) ..................           --
  Marketable securities .......................................        100,000
                                                                   ------------
         Total current assets .................................        901,486

Security deposits .............................................          4,058
                                                                   ------------
                                                                  $    905,544

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ............................................   $  1,535,819
  Accrued expenses ............................................        986,900
  Accrued wages and related expenses ..........................        670,493
  Accrued interest payable ....................................         70,796
  Notes payable ...............................................        399,984
  Notes payable - stockholders - current portion ..............        452,796
                                                                   ------------
         Total current liabilities ............................      4,116,788

Notes payable - stockholders - long-term ......................        190,000
                                                                   ------------
                                                                     4,306,788
                                                                   ------------
Commitments and contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding ...............................           --
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 5,877,131 shares issued ................         58,771
  Common stock; Class B, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding ..............           --
  Treasury stock; 175,000 Class A shares at cost ..............    (    50,550)
  Additional paid-in capital ..................................     19,432,414
  Accumulated deficit .........................................    (22,841,879)
                                                                   ------------
         Total shareholders' deficit ..........................    ( 3,401,244)
                                                                   ------------
                                                                  $    905,544
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months
                                                           April 30,
                                                      2000           1999

Revenues .....................................   $      --      $      --
                                                   -----------   -----------

Costs and expenses:
  Selling, general and administrative expenses     4,121,883           --
                                                   -----------   -----------

         Total costs and expenses ............     4,121,883           --
                                                   -----------   -----------

Loss from operations .........................    (4,121,883)          --
                                                   -----------   -----------

Other income (expense):
  Interest expense ...........................    (    8,125)    (  24,777)
  Interest Income ............................           183           --
                                                   -----------   -----------

         Total other income (expense) ........    (    7,942)    (  24,777)
                                                   -----------   -----------

Loss before loss from discontinued operations     (4,129,825)    (  24,777)

Discontinued operations:
  Loss from operations of abandoned business .          --       (1,085,766)
                                                   -----------   -----------

Net loss .....................................   $(4,129,825)   $(1,110,543)
                                                   ===========   ===========

Weighted average common shares outstanding ...     5,592,219      3,952,259
                                                   ===========   ===========

Net loss per common share - basic:

  Operations .................................   $     (.74)    $      (.01)
  Discontinued operations ....................          --             (.27)
                                                   -----------   -----------
  Net loss ..................................    $     (.74)    $      (.28)
                                                   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                         April 30,
                                                                  2000            1999
                                                              -----------     -----------
Operating activities:
  Loss from continuing operations .........................   $(4,129,825)   $   (24,777)
                                                              -----------     -----------
  Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
      Depreciation and amortization .......................          --          109,443
      Stock issued for services and other .................     4,008,063           --
      Changes in operating assets and liabilities:
        (Increase) in inventories .........................          --        ( 132,993)
        (Increase) in marketable securities ...............    (  100,000)          --
        Decrease in prepaid expenses ......................          --           14,747
        (Increase) in security deposits ...................    (    4,058)          --
        (Decrease) in accounts payable and accrued expenses    (  216,080)     ( 582,382)
                                                              -----------     -----------

         Total adjustments ................................     3,687,925      ( 591,185)
                                                              -----------     -----------

      Loss from discontinued operations ...................          --       (1,085,766)
                                                              -----------     -----------

Net cash (used) in operating activities ...................    (  441,900)    (1,701,728)
                                                              -----------     -----------

Investing activities:
  Capital expenditures ....................................          --           (3,933)
                                                              -----------     -----------


Net cash (used) in investing activities ...................          --           (3,933)
                                                              -----------     -----------

Financing activities:
  Proceeds from line of credit ............................          --            1,969
  Payments of advances from officers ......................          --       (   25,000)
  Proceeds from issuance of unsecured notes payable .......          --          325,000
  Proceeds from issuance of notes payable - related parties          --          250,000
  Repayment of unsecured notes payable ....................          --       (  675,000)
  Proceeds from sale of common stock pursuant
    to initial public offering ............................          --        2,543,300
  Expenses of initial public offering and private offerings    (  160,407)    (  604,784)
  Proceeds from sale of common stock ......................     1,220,164           --
  Purchase of treasury stock ..............................          --          (25,000)
                                                              -----------     -----------


Net cash provided by financing activities .................     1,059,757      1,790,485
                                                              -----------     -----------

Net increase in cash and cash equivalents .................       617,857         84,824

Cash and cash equivalents, beginning of period ............       183,629           --
                                                              -----------     -----------

Cash and cash equivalents, end of period ..................   $   801,486    $    84,824
                                                              ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                            Three Months Ended
                                                                                 April 30,

                                                                               2000         1999

Supplemental disclosure of cash flow information:

  Cash paid for interest ..............................................   $        --     $ 1,969
                                                                          =============   =======


Supplemental disclosure of non-cash investing and financing activities:

Issuance of 10,000 shares of Class A common stock
  as debt issuance expense ............................................   $        --     $50,000
                                                                          =============   =======

Cashless exercise of 151,793 common stock purchase
  warrants ............................................................   $   1,106,377   $  --
                                                                          =============   =======




























   The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000
                                   (Unaudited)

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

NOTE 2 - Organization and Basis of Presentation

     Fusion Fund, Inc. (the "Company") was originally incorporated in the State of Delaware as Outlook Sports Technology, Inc. on February 8, 1996. Outlook Sports Technology, Inc. was a designer and marketer and, through the use of contracted parties, a manufacturer of golf equipment, apparel and accessories under the TEGRA(TM)brand name. During March 2000, Outlook Sports Technology, Inc. formed a wholly owned Delaware subsidiary, Fusion Fund, Inc., which it merged with and into for the sole purpose of changing its name to Fusion Fund, Inc.

     During January 2000, Outlook Sports Technology, Inc. formally abandoned the golf business and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly, the accompanying financial statements reflect the results of discontinued operations of the abandoned golf business for the quarter ended April 30, 1999.

NOTE 3 - Marketable Securities

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Management determines the appropriate classification of all securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company classifies its marketable equity securities as trading securities. The Company's trading securities are classified as current assets and are recorded at fair value. Unrealized holding gains and losses are included in earnings.

NOTE 4 - Shareholders' Deficit

     Effective February 1, 2000, the Company entered into a one year consulting agreement. As provided for in the consulting agreement, the consultant was paid compensation of 162,500 shares of the Company's common stock, such shares having been registered using Form S-8. The Company recognized a charge of $1,828,125 in the current period in connection with the issuance of these shares.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2000
                                   (Unaudited)

NOTE 4 - Shareholders' Deficit

     Effective March 28, 2000, the Company entered into a one year consulting agreement with an investment banker. As provided for in the consulting agreement, the investment banker was paid compensation of 50,000 shares of the Company's common stock. The Company recognized a charge of $525,000 in the current period in connection with the issuance of these shares.

     During the quarter ended April 30, 2000, the Company issued 150,500 shares for services and other compensation. The Company recognized a charge of $1,654,938 in the current period in connection with the issuance of these shares.

     During the quarter ended April 30, 2000, the Company privately sold an aggregate of 184,241 shares of common stock for gross proceeds of $1,220,164. The Company netted $1,059,757 after offering expenses of $160,407.

     During the quarter ended April 30, 2000, the Company issued an aggregate of 151,793 shares of common stock in connection with the exercise of common stock purchase warrants.

NOTE 5 - Subsequent Events

     On May 1, 2000 the Company privately sold 10,494 shares of common stock for gross proceeds of $69,995. The Company netted $52,501 after offering expenses of $17,494.

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

     The following analysis of the Company's financial condition as of and for the three months ended April 30, 2000, and April 30, 1999, should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

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

     From March 2000 through May 1, 2000 we raised approximately $1,290,000 gross proceeds through the sale of 194,735 shares of common stock to private investors. We netted approximately $1,112,000 from the sale of these securities. We believe that we will need to raise additional funds from either debt or equity financings in order to achieve our redefined business mission.

     Notwithstanding the funds we raised in the private placement and other borrowings, we are currently experiencing a severe working capital deficiency and are incurring significant losses. As of April 30, 2000 our working capital deficiency was approximately $3,216,000 and for the quarter ended April 30, 2000 we incurred a net loss of approximately $4,130,000. At this time, we are not generating any revenues but we are incurring substantial costs and expenses in connection with the launching of our Internet technology and e-commerce incubator business.

Results of Operations

Quarter Ended April 30, 2000 Compared To Quarter Ended April 30, 1999

     The Company incurred a net loss of approximately $4,130,000 during the quarter ended April 30,2000 compared to a net loss of approximately $1,111,000 for the quarter ended April 30, 1999.

     The Company formally abandoned its golf business in January 2000 and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly the following discussion reports the results of discontinued operations of the abandoned golf business for the quarter ended April 30, 1999.

     The net loss of approximately $1,111,000 for the quarter ended April 30, 1999 resulted primarily for the discontinued operations of the abandoned golf business. Loss from discontinued operations was approximately $1,086,000 during the quarter ended April 30, 1999.

     During the quarter ended April 30, 2000 the Company incurred a net loss of approximately $4,130,000. The net loss was primarily the result of selling, general and administrative expenses incurred in the amount of approximately $4,122,000, of which approximately $4,008,000 was for non-cash issuances of common stock for services and other compensation. The largest component of selling, general and administrative expenses consisted of issuances of common stock in connection with two consulting agreements. The Company issued an aggregate of 212,500 shares of common stock and recognized a charge to operations of approximately $2,153,000 in connection with these issuances. In addition, the Company issued 150,500 shares of common stock for services and other compensation with a charge of approximately $1,655,000 to operations.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not currently involved in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

     Nonetheless,   as  of  April  30,  2000,  the  Company  owed  approximately
$4,307,000 to various creditors. As of April 30, 2000, none of the aforementioned obligations have resulted in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. Nonetheless, while the Company is actively pursuing adequate resolution and satisfaction of these obligations, the failure to reach an adequate resolution with these creditors may result in litigation that could have a material adverse effect on the results of operations or the financial condition of the Company and/or may force the Company to seek legal protection from its creditors under United States Bankruptcy Code.

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

         May 11, 2000      Change in Company name from Outlook Sports Technology
                           Inc. to Fusion Fund, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       FUSION FUND, INC.

Date: June 14, 2000                              By: /s/ Steven Angel
                                                 -------------------------------
                                                         Steven Angel, Secretary