Form 10QSB
period 2000-07-31
FUSION FUND INC /DE/
filed 2000-09-14
CIK 1064539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 31, 2000

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     As of August 31, 2000, 5,932,625 shares of Common Stock, par value $.01 per share, of Fusion Fund, Inc. were issued and outstanding.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                                  BALANCE SHEET
                                  JULY 31, 2000
                                  -------------
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents ................................................   $    241,013
  Trading securities .......................................................         34,375
                                                                               ------------

         Total current assets ..............................................        275,388

Property and equipment (net of accumulated depreciation of $313) ...........          2,814

Other investments ..........................................................        250,000

Security deposits ..........................................................          4,058
                                                                               ------------

                                                                               $    532,260
                                                                               ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable .........................................................   $  1,424,398
  Accrued expenses .........................................................        969,340
  Accrued wages and related expenses .......................................        609,851
  Accrued interest payable .................................................         78,922
  Notes payable ............................................................        365,000
  Notes payable - stockholders - current portion ...........................        452,796
                                                                               ------------
         Total current liabilities .........................................      3,900,307

Notes payable - stockholders - long-term ...................................        190,000
                                                                               ------------
                                                                                  4,090,307
                                                                               ------------
Commitments and contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding ............................................           --
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 5,932,625 shares issued .............................         59,326
  Common stock; Class B, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding ...........................           --
  Treasury stock; 190,000 Class A shares at cost ...........................       (164,930)
  Additional paid-in capital ...............................................     19,842,485
  Accumulated deficit                                                           (23,294,928)
                                                                               ------------
         Total shareholders' deficit .......................................    ( 3,558,047)
                                                                               ------------
                                                                               $    532,260
                                                                               ============

The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                      Six Months Ended              Three Months Ended
                                                          July 31,                       July 31,
                                                     2000            1999          2000           1999
                                                 -----------    -----------    -----------    -----------
Revenues .....................................   $      --      $      --      $      --      $      --
                                                 -----------    -----------    -----------    -----------

Costs and expenses:
  Selling, general and administrative expenses     4,568,878           --          446,995           --
                                                 -----------    -----------    -----------    -----------

         Total costs and expenses ............     4,568,878           --          446,995           --
                                                 -----------    -----------    -----------    -----------

Loss from operations .........................    (4,568,878)          --      (   446,995)          --
                                                 -----------    -----------    -----------    -----------

Other income (expense):
  Interest expense ...........................    (   16,250)   (   40,792)    (     8,125)   (   16,015)
  Dividend and interest income ...............           616           --              433           --
  Gain on sale of trading securities .........        17,263           --           17,263           --
  Unrealized loss on trading securities ......    (   15,625)          --      (    15,625)          --
                                                 -----------    -----------    -----------    -----------

         Total other income (expense) ........    (   13,996)   (   40,792)    (     6,054)   (   16,015)
                                                 -----------    -----------    -----------    -----------

Loss before loss from discontinued operations     (4,582,874)   (   40,792)    (   453,049)   (   16,015)

Discontinued operations:
  Loss from operations of abandoned business .          --       (3,471,222)          --       (2,385,456)
                                                 -----------    -----------    -----------    -----------

Net loss .....................................   $(4,582,874)   $(3,512,014)   $  (453,049)   $(2,401,471)
                                                 ===========    ===========    ===========    ===========


Weighted average common shares outstanding ...     5,747,672      4,126,006      5,902,842      4,294,088
                                                 ===========    ===========    ===========    ===========

Net loss per common share - basic:
  Operations .................................   $     (.80)    $(     .01)    $(     .08)    $(     .01)
  Discontinued operations ....................          --       (     .84)          --        (     .55)
                                                 -----------    -----------    -----------    -----------
  Net loss ...................................   $     (.80)    $(     .85)    $(     .08)    $(     .56)
                                                 ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                           July 31,
                                                                                    2000           1999

Operating activities:
  Loss from continuing operations ...........................................   $(4,582,874)   $   (40,792)
                                                                                 -----------    -----------

  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................           313         96,885
      Increase in allowance for doubtful accounts and sales
        returns and allowances ..............................................          --           94,587
      Stock issued for services and other ...................................     4,282,468      1,632,790
      Stock issued as debt issuance expense .................................          --           50,000
      Unrealized loss on trading securities .................................        15,625           --
      Gain on sale of trading securities ....................................   (    17,263)          --
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable ..........................          --         (146,000)
        (Increase) decrease in inventories ..................................          --          (32,915)
        (Increase) in trading securities ....................................   (    32,737)          --
        Decrease in prepaid expenses ........................................          --           10,347
        (Increase) in security deposits .....................................   (     4,058)          --
        (Increase) in accounts payable and accrued expenses .................   (   313,857)    (  511,561)
                                                                                 -----------    -----------
         Total adjustments ..................................................     3,930,491      1,194,133
                                                                                 -----------    -----------


      Loss from discontinued operations .....................................          --       (3,471,222)
                                                                                 -----------    -----------


Net cash (used) in operating activities .....................................    (  652,383)    (2,317,881)
                                                                                 -----------    -----------


Investing activities:
  Purchase of note receivable ...............................................    (  250,000)          --
  Capital expenditures ......................................................    (    3,127)    (    3,933)
                                                                                 -----------    -----------

Net cash (used) in investing activities .....................................    (  253,127)    (    3,933)
                                                                                 -----------    -----------


Financing activities:
  Proceeds (payments) from (to) line of credit ..............................    (   34,984)           542
  Advances (payments) from (to) officers ....................................          --          (25,000)
  Proceeds from issuance of unsecured notes payable .........................          --          665,000
  Proceeds (payments) from (to) factor ......................................          --           (2,744)
  Repayment of unsecured notes payable ......................................          --         (690,000)
  Proceeds from exercise of stock options and sale of common
    stock ...................................................................          --          215,000
  Proceeds from issuance of notes payable - related parties .................          --          250,000
  Proceeds from sale of common stock ........................................     1,290,159      2,543,300
  Expenses of stock offerings ...............................................    (  177,901)    (  604,784)
  Purchase of treasury stock ................................................    (  144,380)    (   29,500)
                                                                                 -----------    -----------

Net cash provided by financing activities ...................................       962,894      2,321,814
                                                                                 -----------    -----------


Net increase in cash and cash equivalents ...................................        57,384           --
Cash and cash equivalents, beginning of period ..............................       183,629           --
                                                                                 -----------    -----------
Cash and cash equivalents, end of period ....................................   $   241,013    $      --
                                                                                 ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   (Continued)

                                                                                Six Months Ended
                                                                                     July 31,
                                                                                2000         1999
Supplemental disclosure of cash flow information:
  Cash paid for interest ..............................................   $         --     $  1,218
                                                                          ==============   ========

Supplemental disclosure of non-cash investing and financing activities:

Issuance of 10,000 shares of Class A common stock
  as debt issuance expense ............................................   $         --     $ 50,000
                                                                          ==============   ========


Issuance of 44,669 shares of Class A common stock
  as consideration for accrued liabilities ............................   $         --     $223,345
                                                                          ==============   ========


Cashless exercise of 151,793 common stock purchase
  warrants ............................................................   $    1,106,377   $   --
                                                                          ==============   ========

Issuance of 10,000 shares of common stock as consideration
  for accrued liabilities .............................................   $       83,720   $   --
                                                                          ==============   ========

Conversion of note receivable into other investments ..................   $      250,000   $   --
                                                                          ==============   ========



















The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                  -------------
                                   (Unaudited)

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

     During January 2000, Outlook Sports Technology, Inc. formally abandoned the golf business and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly, the accompanying financial statements reflect the results of discontinued operations of the abandoned golf business for the six months ended July 31, 1999.

     During the quarter ended July 31, 2000 the Company wrote-off its accounts receivable and inventories from the discontinued golf business against their related allowance accounts in the amounts of $275,206 and $116,000 respectively.


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

                  Trading securities are summarized as follows:

                           Marketable equity securities, at cost                                 $   50,000
                           Less:  Unrealized losses                                                  15,625
                                                                                                 ----------
                           Trading securities, at aggregate market value                         $   34,375
                                                                                                 ==========

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                  -------------
                                   (Unaudited)


NOTE 4 - Property and Equipment

                  Property and equipment consist of the following:

                  Office equipment                                                               $  3,127
                  Less:  Accumulated depreciation                                                     313
                                                                                                 ----------

                                                                                                 $  2,814
                                                                                                 ==========

NOTE 5 - Other Investments

     In May, 2000 the Company purchased a $250,000 principal amount promissory note of InfoActiv, Inc., a Pennsylvania corporation. The note was convertible into 1,562,500 shares of common stock of InfoActiv, Inc.

     In June, 2000 the Company converted the promissory note and was issued 1,562,500 shares of common stock of InfoActiv, Inc. The Company is using the cost method of accounting for its investment in InfoActiv, Inc. and has classified such investment as other investments.


NOTE 6 - Commitments and Contingencies

     In August 2000 a complaint was filed against the Company alleging trademark infringement under federal and state laws and unfair competition under state law. The complaint seeks a declaratory judgment for these alleged violations, a permanent injunction of, among other things, the Company's use of the name Fusion Fund, Inc., and unspecified monetary damages. The Company is unable to determine what impact, if any, the resolution of this matter will have on its financial position or results of operation.

                               FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                  -------------
                                   (Unaudited)


NOTE 7 - Shareholders' Deficit

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

     During the quarter ended July 31, 2000, the Company privately sold 10,494 shares of common stock for the gross proceeds of $69,995. The Company netted $52,501 after offering expenses of $17,494.

     During the quarter ended July 31, 2000, the Company issued 45,000 shares for services and other compensation. The Company recognized a charge of $258,125 during the current period in connection with the issuance of these shares.

     During the quarter ended July 31, 2000 the Company purchased 15,000 shares of its common stock for $114,380. Such shares have been recorded as treasury stock.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein.


Overview

In the first six months of the year 2000, the Company underwent significant management changes and redirected its business mission. On January 11, 2000, Paul H. Berger resigned from his positions as Chairman of the Company's Board of Directors and Treasurer and Jim Dodrill resigned from his positions as President, General Counsel, and Director of the Company. After a brief restructuring period, Mae Davis Group, an investment banking firm whose clients hold a majority interest in the Company, approached several of their business associates to redirect and manage the Company. In February 2000, the Company appointed Adam Goldberg as it's President and Chairman of the Board of Directors, and Steven Angel as its Secretary and Executive Vice President.

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

In March 2000, the Company launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly, the accompanying financial statements reflect the results of discontinued operations of the abandoned golf business for the six months ended July 31, 2000. The Company's new business model provides early stage client companies with extensive management, marketing, finance and business development resources in exchange for equity positions in their businesses. In light of this shift in focus, the Company formed a wholly owned Delaware subsidiary, Fusion Fund, Inc., which it merged with and into the Company on March 27, 2000, for the sole purpose of changing its name to Fusion Fund, Inc.

On or about July 10, 2000, the Company obtained a minority interest in InfoActiv, Inc., a computer telephony integration company and the Company's first incubation partner ("InfoActiv"). Pursuant to their agreement, the Company loaned InfoActiv $250,000 in exchange for a senior secured convertible promissory note, which the Company converted to approximately 1.5 million shares of InfoActiv's common stock.


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

From March 2000 through July 31, 2000 we raised approximately $1,290,000 gross proceeds through the sale of 194,735 shares of common stock to private investors. We netted approximately $1,112,000 from the sale of these securities. We believe that we will need to raise additional funds from either debt or equity financings in order to achieve our redefined business mission.

Notwithstanding the funds we raised in the private placement and other borrowings, we are currently experiencing a severe working capital deficiency and are incurring significant losses. As of July 31, 2000 our working capital deficiency was approximately $3,625,000 and for the six months ended July 31, 2000 we incurred a net loss of approximately $4,583,000. At this time, we are not generating any revenues but we are incurring substantial costs and expenses in connection with the launching of our Internet technology and e-commerce incubator business.

Results of Operations

Quarter Ended July 31, 2000 Compared To Quarter Ended July 31, 1999

The Company incurred a net loss of approximately $453,000 during the quarter ended July 31,2000 compared to a net loss of approximately $2,401,000 for the quarter ended July 31, 1999.

The Company formally abandoned its golf business in January 2000 and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly the following discussion reports the results of discontinued operations of the abandoned golf business for the quarter ended July 31, 1999.

The net loss of approximately $2,401,000 for the quarter ended July 31, 1999 resulted primarily for the discontinued operations of the abandoned golf business. Loss from discontinued operations was approximately $2,385,000 during the quarter ended July 31, 1999.

During the quarter ended July 31, 2000 the Company incurred a net loss of approximately $453,000. The net loss was primarily the result of selling, general and administrative expenses incurred in the amount of approximately $447,000, of which approximately $258,000 was for non-cash issuances of common stock for services and other compensation. The largest component of selling, general and administrative expenses consisted of issuances of common stock in connection with two consulting agreements. The Company issued an aggregate of 35,000 shares of common stock and recognized a charge to operations of approximately $258,000 in connection with these issuances.



Six Months Ended July 31, 2000 Compared To Six Months Ended July 31, 1999

The Company incurred a net loss of approximately $4,583,000 during the six months ended July 31, 2000 compared to a net loss of approximately $3,512,000 for the six months ended July 31, 1999.

The Company formally abandoned its golf business in January 2000 and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly the following discussion reports the results of discontinued operations of the abandoned golf business for the six months ended July 31, 1999.

The net loss of approximately $3,512,000 for the six months ended July 31, 1999 resulted primarily for the discontinued operations of the abandoned golf business. Loss from discontinued operations was approximately $3,471,000 during the six months ended July 31, 1999.

During the six months ended July 31, 2000 the Company incurred a net loss of approximately $4,583,000. The net loss was primarily the result of selling, general and administrative expenses incurred in the amount of approximately $4,569,000, of which approximately $4,283,000 was for non-cash issuances of common stock for services and other compensation. The largest component of selling, general and administrative expenses consisted of issuances of common stock in connection with four consulting agreements. The Company issued an aggregate of 247,500 shares of common stock and recognized a charge to operations of approximately $2,411,000 in connection with these issuances.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 22, 2000, Fusion Ventures, LLC, a North Carolina limited liability company ("Fusion Ventures"), filed a complaint against the Company, in United States Federal Court in the Southern District of New York, alleging trademark infringement under federal and state laws and unfair competition under state law. Fusion Ventures' complaint seeks a declaratory judgment for these alleged violations, a permanent injunction of, among other things, the Company's use of the name Fusion Fund, Inc., and unspecified monetary damages. The Company is unable to determine what impact, if any, the resolution of this matter will have on its financial position or results of operation.

Other than the aforementioned proceeding, the Company is not currently involved in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

In addition, as of July 31, 2000, the Company owed approximately $4,090,000 to various creditors. As of July 31, 2000, none of the aforementioned obligations have resulted in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. Nonetheless, while the Company is actively pursuing adequate resolution and satisfaction of these obligations, the failure to reach an adequate resolution with these creditors may result in litigation that could have a material adverse effect on the results of operations or the financial condition of the Company and/or may force the Company to seek legal protection from its creditors under United States Bankruptcy Code.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:  Financial Data Schedule

  (b)  Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                               FUSION FUND, INC.


Date:  September 14, 2000                       By: /s/ Adam Goldberg
                                                        Adam Goldberg, Treasurer


Date:  September 14, 2000                       By: /s/ Steven Angel
                                                        Steven Angel, Secretary