Form 10QSB
period 2000-10-31
FUSION FUND INC /DE/
filed 2000-12-15
CIK 1064539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended October 31, 2000

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     As of October 31, 2000, 5,762,125 shares of Common Stock, par value $.01 per share, of Fusion Fund, Inc. were issued and outstanding.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                                  BALANCE SHEET
                                OCTOBER 31, 2000
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents ....................................   $     68,815
  Trading securities ...........................................          4,950
                                                                   ------------
         Total current assets ..................................         73,765

Property and equipment (net of accumulated depreciation of $469)          2,658

Other investments ..............................................        250,000

Security deposits ..............................................          4,058
                                                                   ------------

                                                                   $    330,481


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable .............................................   $  1,265,220
  Accrued expenses .............................................        990,750
  Accrued wages and related expenses ...........................        553,296
  Accrued interest payable .....................................         87,046
  Notes payable ................................................        365,000
  Notes payable - stockholders - current portion ...............        452,796
                                                                   ------------
         Total current liabilities .............................      3,654,108

Notes payable - stockholders - long-term .......................        190,000
                                                                   ------------
                                                                      3,844,108

Commitments and contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding ................................           --
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 5,952,625 shares issued .................         59,526
  Common stock; Class B, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding ...............           --
  Treasury stock; 190,500 Class A shares at cost ...............    (   166,848)
  Additional paid-in capital ...................................     19,883,505
  Accumulated deficit ..........................................    (23,289,810)
                                                                   ------------
         Total shareholders' deficit ...........................    ( 3,513,627)
                                                                   ------------
                                                                   $    330,481



   The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Nine Months Ended             Three Months Ended
                                                         October 31,                   October 31,
                                                      2000            1999         2000         1999
                                                  -----------    -----------   -----------   -----------

Revenues .....................................   $      --      $      --      $      --      $      --
                                                  -----------    -----------   -----------   -----------

Costs and expenses:
  Selling, general and administrative expenses     4,537,221           --       (   31,657)          --
                                                  -----------    -----------   -----------   -----------

         Total costs and expenses ............     4,537,221           --       (   31,657)          --
                                                  -----------    -----------   -----------   -----------

Income (loss) from operations ................    (4,537,221)          --           31,657           --
                                                  -----------    -----------   -----------   -----------

Other income (expense):
  Interest expense ...........................    (   24,375)    (   52,112)    (    8,125)  (   11,320)
  Dividend and interest income ...............           633           --               17           --
  Gain (loss) on sale of trading securities ..        10,257           --       (    7,006)          --
  Unrealized loss on trading securities ......    (   27,050)          --       (   11,425)          --
                                                  -----------    -----------   -----------   -----------

         Total other income (expense) ........    (   40,535)    (   52,112)    (   26,539)  (   11,320)
                                                  -----------    -----------   -----------   -----------

Income (loss) before loss from discontinued
  operations .................................    (4,577,756)    (   52,112)         5,118   (   11,320)

Discontinued operations:
  Loss from operations of abandoned business .          --       (4,742,729)          --     (1,271,507)
                                                  -----------    -----------   -----------   -----------


Net income (loss) ............................   $(4,577,756)   $(4,794,841)   $     5,118  $(1,282,827)
                                                  ===========    ===========   ===========   ===========

Weighted average common shares outstanding ...     5,815,904      4,221,288      5,950,886    4,378,326
                                                  ===========    ===========   ===========   ===========

Net loss per common share - basic:
  Operations .................................    $      (.79)  $(       .02) $ (     .01)  $      (.00)
  Discontinued operations ....................          --       (      1.12)          --    (      .29)
                                                  -----------    -----------   -----------   -----------
  Net loss ...................................    $      (.79)  $     (1.14)  $      (.01)  $      (.29)
                                                  ===========    ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                        October 31,
                                                                    2000           1999
                                                                -----------    -----------
Operating activities:
  Loss from continuing operations ..........................   $(4,577,756)   $   (52,112)
                                                                -----------    -----------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ........................           469        147,821
      Increase in allowance for doubtful accounts and sales
        returns and allowances .............................          --          124,306
      Stock issued for services and other ..................     4,407,408      1,745,290
      Stock based compensation .............................          --          432,248
      Stock issued as debt issuance expense ................          --          481,250
      Write down of property and equipment .................          --          147,108
      Write down of inventories ............................          --           52,394
      Unrealized loss on trading securities ................        27,050           --
      Gain on sale of trading securities ...................   (    10,257)          --
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable ..................          --       (  137,821)
        Decrease in inventories ............................          --           57,410
        (Increase) in trading securities ...................   (    21,743)          --
        Decrease in prepaid expenses .......................          --           10,347
        (Increase) in security deposits ....................   (     4,058)          --
        (Decrease) in accounts payable and accrued expenses    (   643,776)    (  719,240)
                                                                -----------    -----------
         Total adjustments .................................     3,755,093      2,341,113
                                                                -----------    -----------

      Loss from discontinued operations ....................          --       (4,742,729)
                                                                -----------    -----------

Net cash (used) in operating activities ....................    (  822,663)    (2,453,728)
                                                                -----------    -----------

Investing activities:
  Purchase of note receivable ..............................    (  250,000)          --
  Capital expenditures .....................................    (    3,127)    (    3,933)
                                                                -----------    -----------

Net cash (used) in investing activities ....................    (  253,127)    (    3,933)
                                                                -----------    -----------

Financing activities:
  Proceeds (payments) from (to) line of credit .............    (   34,984)         1,138
  Advances (payments) from (to) officers ...................          --       (   25,000)
  Proceeds from issuance of unsecured notes payable ........          --          665,000
  Proceeds (payments) from (to) factor .....................          --       (    2,744)
  Repayment of unsecured notes payable .....................          --       (  725,000)
  Proceeds from exercise of stock options and sale of common
    stock ..................................................          --          215,000
  Proceeds from issuance of notes payable - related parties           --          420,296
  Proceeds from sale of common stock .......................     1,290,159      2,543,300
  Expenses of stock offerings ..............................    (  177,901)    (  604,783)
  Purchase of treasury stock ...............................    (  116,298)    (   29,500)
                                                                -----------    -----------

Net cash provided by financing activities ..................       960,976      2,457,707
                                                                -----------    -----------

Net increase in cash and cash equivalents ..................    (  114,814)            46
Cash and cash equivalents, beginning of period .............       183,629           --
                                                                -----------    -----------
Cash and cash equivalents, end of period ...................   $    68,815    $        46
                                                                ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                               Nine Months Ended
                                                                                  October 31,
                                                                              2000           1999
Supplemental disclosure of cash flow information:

  Cash paid for interest ..............................................   $         --     $ 14,856
                                                                          ==============   ========


Supplemental disclosure of non-cash investing and financing activities:

Issuance of 10,000 shares of Class A common stock
  as debt issuance expense ............................................   $         --     $ 50,000
                                                                          ==============   ========

Issuance of 44,669 shares of Class A common stock
  as consideration for accrued liabilities ............................   $         --     $223,345
                                                                          ==============   ========

Issuance of 65,000 shares of Class A common stock
  for payment of unsecured note payable ...............................   $         --     $300,000
                                                                          ==============   ========

Warrants granted as payment of accrued interest .......................   $         --     $212,813
                                                                          ==============   ========

Expenses of stock offering ............................................   $         --     $ 77,500
                                                                          ==============   ========

Cashless exercise of 151,793 common stock purchase
  warrants ............................................................   $    1,106,377   $   --
                                                                          ==============   ========

Issuance of 10,000 shares of common stock as consideration
  for accrued liabilities .............................................   $       83,720   $   --
                                                                          ==============   ========

Conversion of note receivable into other investments ..................   $      250,000   $   --
                                                                          ==============   ========






   The accompanying notes are an integral part of these financial statements.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (Unaudited)

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

     During January 2000, Outlook Sports Technology, Inc. formally abandoned the golf business and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly, the accompanying financial statements reflect the results of discontinued operations of the abandoned golf business for the nine months ended October 31, 1999.

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

                  Trading securities are summarized as follows:

                           Marketable equity securities, at cost                                 $   32,000
                           Less:  Unrealized losses                                                  27,050
                                                                                                 ----------
                           Trading securities, at aggregate market value                         $    4,950
                                                                                                 ==========


                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (Unaudited)


NOTE 4 - Property and Equipment

                  Property and equipment consist of the following:

                  Office equipment                                                               $  3,127
                  Less:  Accumulated depreciation                                                     469
                                                                                                 ----------

                                                                                                 $  2,658
                                                                                                 ==========


NOTE 5 - Other Investments

     In May, 2000 the Company purchased a $250,000 principal amount promissory note of InfoActive, Inc., a Pennsylvania corporation. The note was convertible into 1,562,500 shares of common stock of InfoActive, Inc.

     In June, 2000 the Company converted the promissory note and was issued 1,562,500 shares of common stock of InfoActive, Inc. The Company is using the cost method of accounting for its investment in InfoActive, Inc. and has classified such investment as other investments.


NOTE 6 - Commitments and Contingencies

         Litigation

     In August 2000 a complaint was filed against the Company alleging trademark infringement under federal and state laws and unfair competition under state law. The complaint seeks a declaratory judgment for these alleged violations, a permanent injunction of, among other things, the Company's use of the name Fusion Fund, Inc., and unspecified monetary damages. On or about December 11, 2000, the Company entered into a settlement agreement with Fusion Ventures, which requires that the Company change its name and cease using the name Fusion Fund, Inc. in any of its operations. In anticipation of compliance with this settlement agreement, the Fusion Ventures litigation has been dismissed without prejudice. The Company anticipates that it will fully comply with the terms of this settlement agreement prior to January 22, 2001. The Company is unable to determine what impact, if any, the resolution of this matter will have on its financial position or results of operation.

                                FUSION FUND, INC.
                     (F/K/A OUTLOOK SPORTS TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (Unaudited)


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

     During the quarter ended October 31, 2000 the Company issued 20,000 shares of common stock to related parties for services and other compensation. The Company recognized a charge of $57,500 during the current period in connection with issuance of these shares.

     During the quarter ended October 31, 2000, the Company purchased 500 shares of common stock for $1,918. Such shares have been recorded as treasury stock.

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


Overview

     In the first nine months of the year 2000, the Company underwent significant management changes and redirected its business mission. On January 11, 2000, Paul H. Berger resigned from his positions as Chairman of the Company's Board of Directors and Treasurer and Jim Dodrill resigned from his positions as President, General Counsel, and Director of the Company. After a brief restructuring period, Mae Davis Group, an investment banking firm whose clients hold a majority interest in the Company, approached several of their business associates to redirect and manage the Company. In February 2000, the Company appointed Adam Goldberg as it's President and Chairman of the Board of Directors, and Steven Angel as its Secretary and Executive Vice President.

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

     In March 2000, the Company launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly, the accompanying financial statements reflect the results of discontinued operations of the abandoned golf business for the nine months ended October 31, 2000. The
Company's new business model provides early stage client companies with extensive management, marketing, finance and business development resources in exchange for equity positions in their businesses. In light of this shift in focus, the Company formed a wholly owned Delaware subsidiary, Fusion Fund, Inc., which it merged with and into the Company on March 27, 2000, for the sole purpose of changing its name to Fusion Fund, Inc.



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

     From March 2000 through October 31, 2000 we raised approximately $1,290,000 gross proceeds through the sale of 194,735 shares of common stock to private investors. We netted approximately $1,112,000 from the sale of these securities. We believe that we will need to raise additional funds from either debt or equity financings in order to achieve our redefined business mission.

     Notwithstanding the funds we raised in the private placement and other borrowings, we are currently experiencing a severe working capital deficiency and are incurring significant losses. As of October 31, 2000 our working capital deficiency was approximately $3,580,000 and for the nine months ended October 31, 2000 we incurred a net loss of approximately $4,577,000. At this time, we are not generating any revenues but we are incurring substantial costs and expenses in connection with the launching of our Internet technology and e-commerce incubator business.

Results of Operations

Quarter Ended October 31, 2000 Compared To Quarter Ended October, 1999

     The Company incurred net income of approximately $5,000 during the quarter ended October 31, 2000 compared to a net loss of approximately $1,283,000 for the quarter ended October 31, 1999.

     The Company formally abandoned its golf business in January 2000 and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly the following discussion reports the results of discontinued operations of the abandoned golf business for the quarter ended October 31, 1999.

     The net loss of approximately $1,283,000 for the quarter ended October 31, 1999 resulted primarily for the discontinued operations of the abandoned golf business. Loss from discontinued operations was approximately $1,272,000 during the quarter ended October 31, 1999.

     During the quarter ended October 31, 2000, the Company incurred net income of approximately $5,000 . The net income was the primarily the result of selling, general and administrative expenses incurred in the amount of approximately $144,000, reduced by settlements to creditors of approximately $176,000. The Company also incurred other expenses of approximately $27,000, which consisted primarily of realized and unrealized losses from trading activities of approximately $18,000.



Nine Months Ended October 31, 2000 Compared To Nine Months Ended
October 31, 1999

     The Company incurred a net loss of approximately $4,577,000 during the nine months ended October 31, 2000 compared to a net loss of approximately $4,795,000 for the nine months ended October 31, 1999.

     The Company formally abandoned its golf business in January 2000 and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly the following discussion reports the results of discontinued operations of the abandoned golf business for the nine months ended October 31, 1999.

     The net loss of approximately $4,795,000 for the nine months ended October 31, 1999 resulted primarily for the discontinued operations of the abandoned golf business. Loss from discontinued operations was approximately $4,743,000 during the nine months ended October 31, 1999.

     During the nine months ended October 31, 2000 the Company incurred a net loss of approximately $4,578,000. The net loss was primarily the result of selling, general and administrative expenses incurred in the amount of approximately $4,537,000, of which approximately $4,407,000 was for non-cash issuances of common stock for services and other compensation. The largest component of selling, general and administrative expenses consisted of issuances of common stock in connection with four consulting agreements. The Company issued an aggregate of 247,500 shares of common stock and recognized a charge to operations of approximately $2,411,000 in connection with these issuances.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 22, 2000, Fusion Ventures, LLC, a North Carolina limited liability company ("Fusion Ventures"), filed a complaint against the Company, in United States Federal Court in the Southern District of New York, alleging trademark infringement under federal and state laws and unfair competition under state law. Fusion Ventures' complaint sought a declaratory judgment for these alleged violations, a permanent injunction of, among other things, the Company's use of the name Fusion Fund, Inc., and unspecified monetary damages. On or about December 11, 2000, the Company entered into a settlement agreement with Fusion Ventures, which requires that the Company change its name and cease using the name Fusion Fund, Inc. in any of its operations. In anticipation of compliance with this settlement agreement, the Fusion Ventures litigation has been dismissed without prejudice. The Company anticipates that it will fully comply with the terms of this settlement agreement prior to January 22, 2001. The Company is unable to determine what impact, if any, the resolution of this matter will have on its financial position or results of operation.

     On November 20, 2000, Foley, Hoag & Eliot LLP threatened to take legal action against the Company, seeking payment for services rendered in the amount of approximately $470,000. The Company is not aware that Foley, Hoag & Eliot LLP has taken any legal action regarding this claim. The Company is unable to determine what impact, if any, the resolution of this matter will have on its financial position or results of operation.

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

     In addition, as of October 31, 2000, the Company owed approximately $3,844,108 to various creditors. As of October 31, 2000, none of the aforementioned obligations have resulted in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. Nonetheless, while the Company is actively pursuing adequate resolution and satisfaction of these obligations, the failure to reach an adequate resolution with these creditors may result in litigation that could have a material adverse effect on the results of operations or the financial condition of the Company and/or may force the Company to seek legal protection from its creditors under United States Bankruptcy Code.


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


                                                        FUSION FUND, INC.


Date:  December 15, 2000                        By: /s/ Adam Goldberg
                                                        Adam Goldberg, Treasurer


Date:  December 15, 2000                        By: /s/ Steven Angel
                                                        Steven Angel, Secretary