Form 10KSB
period 2001-01-31
FUSION FUND INC /DE/
filed 2001-05-01
CIK 1064539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended January 31, 2001

                        Commission File Number 333-89941

                                 ZENASCENT, INC.
             ------------------------------------------------------

             (Exact name of registrant as specified in its charter)




        Delaware                                65-0648808
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


                         10 West 33rd Street, Suite 705
                               New York, NY 10001
               (Address of principal executive offices) (Zip Code)

                                 (212) 594-8146
              (Registrant's telephone number, including area code)

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

         The Company had no net revenues from its operations for the year ended January 31, 2001.

         As of April 30, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over the Counter Electronic Bulletin Board's last sale price of $0.495 on April 30, 2001) was approximately $2,867,600.

         As of April 30, 2001, there were 6,571,674 shares of the registrant's common stock outstanding.


                                     PART I.

Item 1.  DESCRIPTION OF BUSINESS


Current Events

         On February 16, 2001, Zenascent, Inc. ("Zenascent" or the "Company") announced that it intends to redefine its business model, currently Internet technology and e-commerce incubation, to focus on the promotion of sports and entertainment events. On February 15, 2001 Zenascent entered into a letter of intent to acquire Cedric Kushner Promotions, Inc. ("CKP"), a leading international boxing promotion company. Under the tentative agreement, Zenascent plans to acquire CKP as a wholly-owned subsidiary in exchange for approximately 65% ownership of Zenascent and an undisclosed monetary sum. No assurance may be given that this acquisition will be completed on these terms, if at all.

         CKP is recognized as a leading boxing promoter in the United States and internationally. Since its inception in 1974, CKP has represented numerous world champion boxers and promoted over 300 world championship bouts. CKP currently represents newly-crowned WBC and IBF heavyweight boxing champion, Hasim Rahman, as well as world championship and top contender boxers including "Sugar" Shane Mosley (WBC Welterweight Champion), Corey Sanders, Mark Johnson, Adolpho Washington, Cassius Baloyi, Vuyani Bungu, Mbulelo Botile, Reggie Johnson and Jacob Matala.

         In addition to representing and promoting world class boxers, CKP produces and syndicates championship boxing events for distribution worldwide. The CKP supplies leading television networks, including HBO, ESPN, and EuroSport, with televised events from venues across the globe.

         Zenascent's anticipated acquisition of CKP will mark its first step in developing a full service sports and entertainment promotion agency.


History of the Company

         The Company was founded as Hippo, Inc., a golf equipment and apparel manufacturer, in February 1996. From July 1997 to May 1998, the Company manufactured, marketed and distributed the HiPPO TM brand of golf equipment in the United States and Canada, pursuant to a licensing agreement with Hippo Holdings, Ltd. In January 1998, the Company changed its name to Outlook Sports Technology, Inc. to reflect greater focus on sports product research and development operations. In May 1998, the Company sold its license to sell HiPPO TM products in the United States back to Hippo Holdings, Ltd. along with its existing HiPPO TM inventory, marketing materials and related liabilities. That same month, the Company discontinued its distribution of value-priced golf and focused its efforts on the sale of its proprietary Tegra brand premium grade golf products.

         In the first three months of the year 2000, the Company changed its management team and its business mission. On January 11, 2000, Paul H. Berger resigned from his positions as Chairman of the Company's Board of Directors and Treasurer and Jim Dodrill resigned from his positions as President, General Counsel, and Director of the Company. After a brief restructuring period, May Davis Group, an investment banking firm whose clients hold a majority interest in the Company, approached several of their business associates to redirect and manage the Company. In February 2000, the Company appointed Adam Goldberg as its President and Chairman of the Board of Directors, and Steven Angel as its Secretary and Executive Vice President.

         In fiscal year 2001, the Company strove to strengthen its financial position while redefining its business mission. As of January 31, 2000, the Company owed approximately $4,523,000 to various creditors. From May 2000 to December 31, 2000, the Company completed several private placements of its equity to accredited investors for total proceeds of approximately $1,290,000. The proceeds from these private placements were used to satisfy debt obligations, in addition to supplementing the Company's working capital. As of January 31, 2001, the Company has reduced its outstanding debt obligations to $2,832,000. While the Company continues to attempt to satisfy all of its outstanding debt obligations, it may be forced to seek legal protection from its creditors under United States Bankruptcy Code in the event that these efforts are unsuccessful.

         Also in fiscal year 2001, the Company launched its redefined business mission as an Internet technology and e-commerce incubator. The Company's business model was to provide full service venture capital incubation to promising early stage Internet companies in return for equity interests in these clients' businesses. In connection with the change in business focus, the Company formed a wholly owned Delaware subsidiary, Fusion Fund, Inc., which it merged with and into the Company on March 27, 2000, for the sole purpose of changing its name to Fusion Fund, Inc. In connection with the merger, the stock began trading under the symbol "FUFU" in place of its previous symbol "TGRA" on Friday, March 31, 2000.

         On December 13, 2000, the Company's Board of Directors, by written consent, agreed to change the name of the company from Fusion Fund, Inc., to Zenascent, Inc. The Company agreed to this name change as part of a legal settlement with Fusion Ventures, LLC, a North Carolina limited liability company, which had filed suit alleging trademark infringement against the Company in August 2000. Shortly after the Board of Directors approval, the Company formed a wholly owned Delaware subsidiary, Zenascent, Inc., which it merged with and into the Company for the sole purpose of changing its name to Zenascent, Inc. In connection with the merger, the stock began trading under the symbol "ZENA" in place of its previous symbol "FUFU" on or about February 2, 2001.


Current Operations

         In May 2000, the Company purchased an interest in its first and only Internet incubation client, InfoActiv, Inc., a Pennsylvania corporation. In that transaction the Company purchased a $250,000 principal amount promissory note, which was converted into 1,562,500 shares of common stock of InfoActiv, Inc, in June 2000. InfoActiv, Inc. provides advanced, customer-oriented voice messaging solutions and consulting services to clients worldwide. InfoActiv's products include NetProTM Internet Provisioning System, a web based voice mailbox provisioning system, ProActivTM Design Reporter, a messaging system analysis and reporting system, and InfoActiv's flagship product, the patent-pending MessageFinder TM Unified Communications Service, which allows communications providers and enterprises to access any message, anywhere, anytime, from any device. The Company continues to maintain its equity interest in InfoActiv, Inc.

         The Company has chosen to curtail further activity as an Internet Incubator and is currently seeking opportunities in other areas of business. The Company is negotiating the consummation of its intended acquisition with Cedric Kushner Promotions, as described above.


Marketing

         The Company has ceased its traditional and Internet marketing and promotion activities in the Internet incubation market.


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


Employees and Employee Agreements

     At April 30, 2001, the Company had eleven employees and consultants, including one full-time and one part-time executive, managerial, and supervisory employee, two business consultants, and a seven member advisory panel. On July 1, 1999, the Company entered into a five year consulting agreement with Gary A. Rogers for general business and merger and acquisition consulting. On February 1, 2000, this agreement was replaced by a second one year consulting agreement for more extensive performance than the parties had previously contemplated. Pursuant to the second consulting agreement, Mr. Rogers was paid compensation of 162,500 shares of the Company's common stock, which shares were registered using Form S-8 on March 29, 2000. On October 6, 2000 the Company entered a second agreement with Mr. Rogers. Pursuant to the Agreement, the Company agreed to issue Mr. Rogers an additional 400,000 shares of its common stock.

     On February 2, 2000, the Company entered into a retainer based consulting agreement with Sobel Consulting Services, LLC ("Sobel") for Internet and e-commerce specialized consulting services to be provided by four consultants. Pursuant to that agreement, the Company paid Sobel approximately $71,120 and issued Sobel 50,000 warrants to purchase shares of the Company's common stock at an exercise price of $5.00 per share. As of the date of this report the services to be rendered by Sobel Consulting have been completed and the agreement has terminated.

     On October 13, 2000, the Company entered into a one year consulting agreement with Alsaraya Trading Company ("Alsayara") for financial consulting services. Pursuant to the agreement, the Company has agreed to issue Alsaraya 1,000,000 shares of common stockin four installment payments based upon performance measures to be met by Alsayara.

         None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company believes that its relationship with its employees is satisfactory.



Item 2.  PROPERTIES AND FACILITIES

         In March 2001, the Company moved its corporate headquarters from the 79th Floor of the World Trade Center, New York, New York, to 10 West 33rd Street, Suite 705, New York, New York 10001. This office accommodates the Company's full time corporate and administrative personnel. The Company does not pay rent on these offices and has no lease agreement for the premises.


Item 3.  LEGAL PROCEEDINGS

         On or about January 18, 2001, Mutual Bond International, Ltd. ("Mutual Bond") commenced a legal action against the Company in the Supreme Court of New York, County of New York. The complaint alleged that the Company defaulted on payment of approximately $40,000, plus applicable accrued interest, due pursuant to a promissory note issued by the Company to Mutual Bond on or about June 14, 1999. The Company and Mutual Bond have entered into a negotiated settlement agreement, whereby the Company is making certain equity issuances and monetary payments to Mutual Bond. Pursuant to the settlement, the Company has entered an Affidavit and Confession of Judgment with the Court and Mutual Bond has delivered to the Company a general release and settlement of all claims regarding the Company. Each of the aforementioned documents is contingent upon the Company's full performance of the terms set forth in the settlement agreement. In the event that the Company should default on these obligations, the general release and settlement shall be rendered null and void and Mutual Bond's cause of action shall be revived. The Company intends to perform all of its obligations pursuant to the settlement agreement.

         On or about February 1, 2001, The New York Times Magazine Group, Inc. ("NYTMG") commenced a legal action against the Company in the Supreme Court of the State of New York, County of New York. The complaint alleges the Company's failure to pay NYTMG for advertising services rendered to the Company in 1997 and seeks damages in an amount of approximately $187,700 plus applicable accrued interest. The Company is currently negotiating settlement terms with NYTMG and believes that the matter will be settled out of court. Notwithstanding these negotiations, no assurance can be given that a settlement acceptable by both parties will be reached.

         On August 22, 2000, Fusion Ventures, LLC, a North Carolina limited liability company ("Fusion Ventures"), filed a complaint against the Company, in United States Federal Court in the Southern District of New York, alleging trademark infringement under federal and state laws and unfair competition under state law. Fusion Ventures' complaint sought a declaratory judgment for these alleged violations, a permanent injunction of, among other things, the Company's use of the name Fusion Fund, Inc., and unspecified monetary damages. On or about December 11, 2000, the Company entered into a settlement agreement with Fusion Ventures, which requires that the Company change its name and cease using the name Fusion Fund, Inc. in any of its operations. The Company has complied with this settlement agreement and the Fusion Ventures litigation has been dismissed without prejudice.

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

         The Company is currently involved in no other legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

         Notwithstanding the foregoing, as of January 31, 2001, the Company owed approximately $2,832,000 to various creditors. Except as disclosed above, none of the aforementioned obligations have resulted in legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. Although the Company is actively pursuing adequate resolution and satisfaction of these obligations, the failure to reach an adequate resolution with these creditors may result in litigation that could have a material adverse effect on the results of operations or the financial condition of the Company and/or may force the Company to seek legal protection from its creditors under United States Bankruptcy Code.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

Market For Securities

         The Company's Class A Common Stock, par value $0.01 has been quoted on the Over the Counter Bulletin Board since March 16, 1999 and currently trades under the symbol "ZENA." The Company's Class B Common Stock, par value $0.01 per share ("Class B Common Stock") has no public trading market. The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by Nasdaq:



Quarter ended:                                    High Price *      Low Price *

     April 30, 1999 (commencing March 19, 1999)        7.250             5.750
     July 31, 1999                                    10.625             6.000
     October 31, 1999                                 11.906            10.312
     January 31, 2000                                 14.562             9.000
     April 30, 2000                                   10.750             9.030
     July 31, 2000                                    11.000             3.000
     October 31, 2000                                  4.000             1.500
     January 31, 2001                                  1.750             0.375
     April 30, 2001                                    0.562              0.25

       * Over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of April 30, 2001 there were approximately 100 holders of record of Class A Common Stock and no holders of record of Class B Common Stock. The Company has not paid dividends on its shares of Common Stock outstanding in the past. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.


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

         The following issuance were made as part of or in lieu of payment for services rendered to the Company in fiscal year 2001:

                                   Issuance           Number
Name                                Date             of Shares         Service Type

Gary Rogers                         2-1-00           162,500          Business Consulting
Sichenzia, Ross & Friedman LLP      2-29-00           15,000          Legal Services
May Davis Group                     3-31-00           50,000          Broker Dealer Services
Susan Keating                       3-31-00            1,000          Business Consulting
Geneva Group                        7-6-00            17,500          Financial Consulting
LaRocco                             7-6-00            17,500          Financial Consulting
G.A.R., Inc.                       11-6-00           400,000          Business Consulting



         The following issuances were made in satisfaction of previously accrued debt in fiscal year 2001:


                           Issuance          Number
Name                         Date           of Shares         Debt Type
Frank Maddocks             7-13-00          10,000            Bridge Lenders
Jay Kobrin                 12-29-00         16,667            Bridge Lenders

         The following issuance were made in conjunction with cashless exercise of options to purchase the Company's stock in fiscal year 2001:

                 Issuance            Number
Name              Date              of Shares
--------------------------------------------------------------
Daniel Oliker     2-25-01            5,997
G.A.R. Inc.       3-7-01           228,064
Ronald Sawchuck   3-21-01            5,990
Jay Kobrin        3-21-01           12,500

     In addition, the Company completed the following issuances of Common Stock pursuant to private placements of securities:

         On May 1, 2000, the Company completed a private placement of 192,513 Class A Common Stock to eighteen individuals, at a price of $6.67 per share. The Company's gross proceeds from the offering were approximately $1,284,062. Net proceeds to the Company from this offering were approximately $1,106,160. May Davis Group, Inc. acted as placement agent for the offering and received approximately $128,401in commissions for its services.

         In addition, since January 31, 2001 the Company completed a private placement of 500,000 shares of Common Stock and common stock purchase warrants to purchase the Class A Common Stock of the Company at a price equal to $0.3125 per share, to a non-affiliate individual, for proceeds to the Company of $50,000.

Debt Securities and Warrants

     On January 31, 2000, the Company issued Sobel Consulting Services, LLC 50,000 warrants to purchase the Company's common stock at a purchase price of $5 per share for services rendered pursuant to their consulting agreement dated February 2, 2000. Since January 31, 2001, the Company has completed a private placement of 2.15 Units of the Company, each Unit comprised of (i) a $100,000 principal amount 8.5% promissory note, and (ii) 50,000 warrants to purchase the Company Class A Common Stock at a purchase price of $0.40. Each Unit was sold at a purchase price of $100,000. Gross proceeds from this offering were approximately $215,000. Net proceeds to the Company from this offering were approximately $142,000.

     As disclosed in the preceding section of this Item 5, since January 31, 2001 the Company completed a private placement of 500,000 shares of Common Stock and common stock purchase warrants to purchase the Class A Common Stock of the Company at a price equal to $0.3125 per share, to a non-affiliate individual, for proceeds to the Company of $50,000.


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

Overview

         During the past year the Company underwent significant management changes and redirected its business mission. On January 11, 2000, Paul H. Berger resigned from his positions as Chairman of the Company's Board of Directors and Treasurer and Jim Dodrill resigned from his positions as President, General Counsel, and Director of the Company. After a brief restructuring period, Mae Davis Group, an investment banking firm whose clients hold a majority interest in the Company, approached several of their business associates to redirect and manage the Company. In February 2000, the Company appointed Adam Goldberg as it's President and Chairman of the Board of Directors, and Steven Angel as its Secretary and Executive Vice President.

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

         In March 2000, the Company launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly, the accompanying financial statements reflect the results of discontinued operations of the abandoned golf business for the year ended January 31, 2000. The Company's new business model provides early stage client companies with extensive management, marketing, finance and business development resources in exchange for equity positions in their businesses. In light of this shift in focus, the Company formed a wholly owned Delaware subsidiary, Fusion Fund, Inc., which it merged with and into the Company on March 27, 2000, for the sole purpose of changing its name to Fusion Fund, Inc.

         In February 2001 the Company announced that it would redefine its business model, currently Internet technology and e-commerce incubation, to focus on the promotion of sports and entertainment events. The Company has begun this transition by entering into a letter of intent to acquire Cedrick Kushner Promotions, Inc. a leading international boxing promotion company. Under the tentative agreement, the Company will acquire Cedric Kushner Promotions, Inc. as a wholly-owned subsidiary in exchange for approximalty 65% ownership of the Company and an undisclosed monetary sum.


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

         Notwithstanding the funds we raised in the private placement and other borrowings, we are currently experiencing a severe working capital deficiency and are incurring significant losses. As of January 31, 2001 our working capital deficiency was approximately $2,531,000 and for the year ended January 31, 2001 we incurred a net loss of approximately $5,999,000. At this time, we are not generating any revenues but we are incurring substantial costs and expenses in connection with the launching of our Internet technology and e-commerce incubator business.

         The Company recorded cancellation of indebtedness to two stockholders and former officers in the amount of $1,083,993 as of January 31, 2001. Accordingly, the $1,083,993 of cancelled indebtedness was credited to additional paid-in capital.

         In connection with the debt cancellation, the Company is contingently liable to one of the individuals in the amount of approximately $712,500 pursuant to a Compensation and Release Agreement.

         Pursuant this agreement, the Company received a conditional release of past wages and loans payable and any interest accrued thereon, amounting to approximately $712,500 in the aggregate. The agreement calls for certain obligations of the Company that were personally guaranteed by the individual to be extinguished and that the Company retain full and complete releases of the individual from those obligations by March 1, 2001. The Company also agreed that
(a) in the event the Company consummates any financing transaction (or series of financing transactions) with a total gross proceeds of at least $1.5 million that upon closing of such transaction(s) the Company will immediately pay the individual the amount of $50,000 or (b) it will pay the individual $20,000 by July 1, 2001 and $30,000 by December 1, 2001 whichever comes first.

         Should the Company not make the payments described above by the prescribed time or be unsuccessful in obtaining the releases described above by March 1, 2001, the conditional releases granted to the Company by the individual will immediately terminate and the Company will make immediate and full restitution of all back salaries owed to the individual, plus any legal fees and court costs incurred (see Note 9).

         Upon timely satisfaction of the release agreement by the Company, the conditional release granted by the individual shall become permanent and irrevocable.

Results of Operations

Year Ended January 31, 2001 Compared To Year Ended January 31, 2000

         The Company incurred a net loss of approximately $5,999,000 during the year ended January 31, 2001 compared to a net loss of approximately $5,241,000 for the year ended January 31, 2000.

         The Company formerly abandoned its golf business in January 2000 and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator.

         Selling, general and administrative expenses were approximately $5,952,000 from non-golf related activities during the year ended January 31, 2001 compared to $1,381,000 during the year ended January 31, 2000. The Company incurred no loss from discontinued operations of its abandoned golf business during the year ended January 31, 2001 compared to a loss of approximately $3,790,000 during the year ended January 31, 2000.

         Interest expense was approximately $33,000 during the year ended January 31, 2001 compared with interest expense of approximately $70,000 during the year ended January 31, 2000.

Year Ended January 31, 2000 Compared To Year Ended January 31, 1999

         The Company incurred a net loss of approximately $5,241,000 during the year ended January 31, 2000 compared to a net loss of approximately $6,399,000 for the year ended January 31, 1999.

         The Company formerly abandoned its golf business in January 2000 and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly the following discussion reports the results of discontinued operations of the abandoned golf business.

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


Committees of the Board of Directors

     The Board of Directors currently consists of Adam Goldberg and Steven Angel and does not currently have a Compensation Committee or an Audit Committee. The Company is currently seeking qualified candidates in order to expand the size of the Board of Directors. Subsequent to such increase, the Board of Directors intends to establish and form a Compensation Committee and Audit Committee.


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


Item 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer for each of those years and any officer of the Company who earned in excess of $100,000 in any of the last three fiscal years.

Summary Compensation Table

                                                                      ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                                                             AWARDS                       PAYOUTS
                                                                                Restricted Securities   LTIP      All Other
                                                                     Other        Stock    Underlying  Payouts   Compensation
                                                                    Annual       Award(s)   Options/     ($)         ($)
                                                                    Compen-        (2)
NAME AND PRINCIPAL POSITION            YEAR     SALARY    BONUS     sation (1)
------------------------------------------------------------------------------------------------------------------------------------
Adam Goldberg....................      2001    $   ---   15,000       ---         74,420       ---       ---         ---
  Chairman of the Board and Chief      2000    $   ---      ---       ---          ---         ---       ---         ---
  Executive Officer                    1999    $   ---      ---       ---          ---         ---       ---         ---

Steven Angel ....................      2001    $ 45,500     ---       ---        162,185       ---       ---         ---
  Secretary and                        2000    $   ---      ---       ---          ---         ---       ---         ---
  Executive Vice President             1999    $   ---      ---       ---          ---         ---       ---         ---

Paul H. Berger...................      2001    $   ---      ---       ---          ---         ---       ---         ---
  Chairman of the Board and Chief      2000    $ 30,000     ---       ---          ---         ---       ---         ---
  Executive Officer                    1999    $ 31,249     ---       ---          (3)         ---       ---         ---

Gary M. Treater..................      2001    $   ---      ---       ---          ---         ---       ---         ---
  Executive Vice President             2000      12,826     ---       ---        $12,826 (4)   ---       ---         ---
                                       1999     115,434     ---       ---          ---         ---       (5)         ---

Neal J. Cohen....................      2001        ---      ---       ---          ---         ---       ---         ---
  Vice President Apparel Operations    2000    $109,100     ---       ---        $40,963 (6)   ---       ---         ---
                                       1999     101,700     ---       ---          ---         ---       (7)         ---


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

(7)  Mr. Cohen deferred an additional $33,900.



Stock Option Grants and Exercises

         The Company made no option grants to any named executive officers during fiscal year ended January 31, 2001.

         As of January 31, 2001 there were no unexercised options held by the named executive officers.

Employment Agreements

     The Company has entered into a one year employment agreement with its Executive Vice President, Mr. Steven Angel, pursuant to which Mr. Angel recieves monthly compensation of $7,000 and 12,500 options to purchase common stock at the bid price as at the date of grant.

Stock Option Plans

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


NAME AND ADDRESS
OF BENEFICIAL OWNER,
5% STOCKHOLDER OR                          BENEFICIAL OWNERSHIP (1)
SELLING STOCKHOLDER                       NUMBER         PERCENT (2)

Adam Goldberg ......................      15,000          0.002%
Steven Angel .......................      35,000          0.005%
Paul Berger ........................     331,245           5.04%
Jim Dodrill ........................     397,296           6.05%
All directors and executive officers
of the Company as a group (3 persons)     50,000          0.007%

     (1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth inthe rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and accordingly, may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days after the Record Date pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

     (2) Based on 6,571,674 shares of the Company's common stock issued and outstanding as at April 30, 2001.


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

     On January 31, 2001, the Company obtained a full and final release from Mr. Berger for all claims he may have had against the Company, conditional upon payment of $20,000 on or before July 1, 2001, and $30,000 on or before December 1, 2001. In the event the Company should default in such payments, Mr. Berger's release shall be rendered null and void.


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

     On January 31,2001, the Company obtained a full and final release from Jim Dodrill regarding any claims he may have had against the Company. The Company obtained such release through waiver of a bond to be issued by the Company in connection with lost shares belonging to Mr. Dodrill.


Transactions involving Jim Dodrill

         In November through January, Jim Dodrill advanced a total of $182,500 to the Company. The loans were to bear interest at the prime rate of interest. The Company has not yet repaid these loans.

[SETTLEMENT WITH DODRILL]


Engagement of May Davis Group as Placement Agent

         In April 2000, the Company engaged May Davis Group, Inc. to act as placement agent for a private placement of 192,513 Class A Common Stock, at a price of $6.67 per share. The Company's gross proceeds from the offering were approximately $1,284,062. May Davis Group, Inc. received a 10% placement agent's commission, totaling $128,401, in connection its services in the offering.

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

          10.29*       1996 Incentive and Non-qualified Stock Option Plan
          10.30*       Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan
          10.31*       Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan
          10.32*       1998 Incentive and Non-qualified Stock Option Plan
          10.33*       Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan
          10.34*       Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan
          10.35*       MONY Deferred Compensation Plan for managers of the Company
          10.36*       Settlement Agreement and Release, dated May 4, 1998 between the Company and Hippo Holdings Ltd
          10.37*       Consulting Agreement, dated April 29, 1998 between the Company and Argent Securities. Inc.
          10.38*       Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified
                       Stock Option Plan
          10.39*       Termination Agreement, dated September 1, 1998 between the Company and Daniel Snider
          10.41*       Form of Exchange Agreement
          10.42*    Form of Consulting Agreement between the Company and Gary A. Rogers, dated July 1, 1999
          10.43*     Form of Consulting Agreement between the Company and Gary A. Rogers, dated February 1, 2000
          10.44*     Form of Consulting Agreement between the Company and Consulting Agreement between the Company and Sobel
                       Consulting Services, LLC, dated February 2, 2000
          10.44*     Form of promissory note between the Company and Paul Berger, dated April 22, 1999
          10.45*     Form of promissory note between the Company and Paul Berger, dated October 26, 1999
          10.46***   Form of amendment to Consulting Agreement between the Company and Gary A. Rogers, dated October 6, 2000.
          10.46***   Form of Consulting Agreement between the Company and Alsayara Trading Company, dated Otober 13, 2000.
          10.46***   Form of Employment Agreement between the Company and Steven Angel, dated January 14, 2001.
          16.1*        Letter on Change in Certifying Accountants

         ----------------
           *   Previously filed.
           **  Filed herewith.
           *** To be filed by amendment.

(b) Reports on Form 8-K.

         The following Reports on Form 8-K were filed during the last quarter of the period covered by this report, and from that date to the date hereof:

     Date                           Item Reported

January 9, 2001            Change in Company name from Fusion Fund, Inc. to
                           Zenascent, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fusion Fund, Inc.


By: /s/ STEVEN ANGEL
        Steven Angel, Secretary

Date: May 1, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  Name                        Position                          Date


                  /s/ ADAM GOLDBERG     Chairman, President, Treasurer          May 1, 2001
                      Adam Goldberg

                  /s/ STEVEN ANGEL      Director, Secretary                     May 1, 2001
                      Steven Angel

                                 ZENASCENT, INC.

                            (F/K/A FUSION FUND, INC.)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                          Page

Report of Independent Accountants                                                                          F-2

Balance Sheet, January 31, 2001                                                                            F-3

Statements of Operations, Years Ended
  January 31, 2001 and 2000                                                                                F-4

Statements of Changes in Shareholders' Deficit, Years Ended
  January 31, 2001 and 2000                                                                                F-5

Statements of Cash Flows, Years Ended
  January 31, 2001 and 2000                                                                                F-7

Notes to Financial Statements                                                                              F-10


REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders
Zenascent, Inc.
F/K/A Fusion Fund, Inc.

We have audited the accompanying balance sheet of Zenascent, Inc. (F/K/A Fusion Fund, Inc.) as of January 31, 2001, and the related statements of operations, changes in shareholders' deficit, and cash flows for each of the two years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenascent, Inc. (F/K/A Fusion Fund, Inc.) as of January 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and has a working capital deficiency and shareholders' deficit at January 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
April 17, 2001

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.)
                                  BALANCE SHEET
                                JANUARY 31, 2001


                                     ASSETS

Current Assets:
  Cash and cash equivalents ..........................................................   $     44,548
  Other current assets ...............................................................             26
                                                                                         ------------
         Total current assets ........................................................         44,574

Property and equipment (net of accumulated depreciation of $313) .....................          2,814

Other investments ....................................................................        250,000

Security deposits ....................................................................          4,058
                                                                                         ------------
                                                                                         $    301,446


                                                 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ...................................................................   $  1,197,934
  Accrued expenses ...................................................................      1,119,137
  Notes payable ......................................................................        465,000
  Due to stockholder .................................................................         50,000
                                                                                         ------------
         Total current liabilities ...................................................      2,832,071
                                                                                         ------------

Commitments and contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding ......................................................           --
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 6,641,792 shares issued .......................................         66,418
  Common stock; Class B, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding .....................................           --
  Treasury stock; 190,500 Class A shares at cost .....................................    (   166,848)
  Additional paid-in capital .........................................................     22,280,566
  Accumulated deficit ................................................................    (24,710,761)
                                                                                          ------------
         Total shareholders' deficit .................................................    ( 2,530,625)
                                                                                         ------------
                                                                                         $    301,446

   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.)
                            STATEMENTS OF OPERATIONS


                                                           Year Ended
                                                           January 31,
                                                       2001           2000
                                                  -----------   -----------

Revenues .....................................   $      --      $      --
                                                  -----------   -----------

Costs and expenses:
  Selling, general and administrative expenses     5,952,415      1,381,250
                                                  -----------   -----------

         Total costs and expenses ............     5,952,415      1,381,250
                                                  -----------   -----------

Loss from operations .........................    (5,952,415)    (1,381,250)
                                                  -----------   -----------

Other income (expense):
  Interest expense ...........................    (   33,269)    (   70,470)
  Interest Income ............................           183            143
  Dividend income ............................           461           --
  Loss on sales of securities ................    (   13,667)          --
                                                  -----------   -----------

         Total other income (expense) ........    (   46,292)    (   70,327)
                                                  -----------   -----------

Loss before loss from discontinued operations     (5,998,707)    (1,451,577)

Discontinued operations:
  Loss from operations of abandoned business .          --       (3,789,743)
                                                  -----------   -----------

Net loss .....................................   $(5,998,707)   $(5,241,320)
                                                  ===========   ===========

Weighted average common shares outstanding ...     5,963,281      4,283,677
                                                  ===========   ===========

Net loss per common share - basic:
  Operations .................................   $     (1.01)  $      (.34)
  Discontinued operations ....................     (    --  )         (.88)
                                                  -----------   -----------
  Net loss ...................................   $     (1.01)  $     (1.22)
                                                  ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                YEARS ENDED JANUARY 31, 2000 AND JANUARY 31, 2001

                                                                                       Additional                      Total
                                                  Common Stock             Treasury     Paid in      Accumulated     Shareholders'
                                              Shares           Amount        Stock      Capital        Deficit         Deficit

Balance, February 1, 1999 .............     3,799,028    $    37,991   $   (19,300)   $ 8,892,290   $(13,470,734)  $(4,559,753)

Issuance of common stock ..............        53,750            537          --          214,463           --         215,000

Stock option compensation .............          --             --            --          432,248           --         432,248

Issuance of common stock pursuant
  to initial public offering ..........       438,500          4,385          --        1,763,227           --       1,767,612

Issuance of common stock as
  consideration for accrued liabilities        46,881            469          --          235,702           --         236,171

Issuance of common stock for
  payment of services .................       205,319          2,053          --        1,743,237           --       1,745,290

Issuance of common stock for payment
  of unsecured note payable ...........        65,000            650          --          730,600           --         731,250

Issuance of common stock as debt
  issuance expense ....................        10,000            100          --           49,900           --          50,000

Issuance of stock purchase warrants
  as payment of accrued interest ......          --             --            --          212,813           --         212,813

Issuance of common stock on exercise
  of stock options and warrants .......       682,435          6,824    (2,040,846)     2,214,022           --         180,000

Treasury stock, 125,000 shares ........          --             --         (31,250)          --             --       (  31,250)

Expenses of stock offerings ...........          --             --            --          (77,500)          --       (  77,500)

Retirement of treasury shares .........      (142,816)       ( 1,428)    2,040,846     (2,039,418)          --             --

Issuance of common stock in connection
  with expenses of stock offering .....        20,000            200          --             --             --             200

Net loss ..............................          --             --            --             --       (5,241,320)   (5,241,320)
                                           -----------    -----------    -----------   -----------    -----------    -----------

Balance, January 31, 2000 .............     5,178,097         51,781     (  50,550)    14,371,584    (18,712,054)   (4,339,239)



   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                YEARS ENDED JANUARY 31, 2000 AND JANUARY 31, 2001
                                   (Continued)

                                                                                       Additional                      Total
                                                  Common Stock             Treasury     Paid in      Accumulated     Shareholders'
                                              Shares           Amount        Stock      Capital        Deficit         Deficit

Balance, January 31, 2000 .............      5,178,097         51,781     (   50,550)    14,371,584     (18,712,054)     (4,339,239)

Issuance of common stock ..............        194,735          1,947           --         1,288,214           --         1,290,161

Stock based compensation ..............           --             --             --           300,000           --           300,000

Cancellation of indebtedness to
  stockholders and former officers ....           --             --             --         1,083,993           --         1,083,993

Issuance of common stock for payment
  of services and other ...............      1,041,500         10,415           --         5,140,554           --         5,150,969

Issuance of common stock for services -
  related parties .....................         59,000            590           --           256,170           --           256,760

Issuance of common stock for payment
  of note payable .....................         16,667            167           --             5,033           --             5,200

Issuance of stock purchase warrants ...           --             --             --            14,437           --            14,437

Issuance of common stock on exercise
  of stock options and warrants .......        252,551          2,526     (1,106,377)      1,103,851           --              --

Treasury stock, 15,500 shares .........           --             --       (  116,298)           --             --       (   116,298)

Expenses of stock offerings ...........           --             --             --        (  177,901)          --       (   177,901)

Retirement of treasury shares .........     (  100,758)        (1,008)     1,106,377      (1,105,369)          --              --

Net loss ..............................           --             --             --              --      ( 5,998,707)     (5,998,707)
                                           -----------    -----------    ------------   -------------  -------------   -------------

Balance, January 31, 2001 .............      6,641,792   $     66,418   $   (166,848)   $ 22,280,566   $(24,710,761)   $ (2,530,625)
                                           ===========    ===========    ============   =============  =============   =============



   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.)
                            STATEMENTS OF CASH FLOWS


                                                                      Year Ended
                                                                     January 31,
                                                                  2001            2000
                                                              -----------    -----------
Operating activities:
  Loss from continuing operations ........................   $(5,998,707)   $(1,451,577)
                                                              -----------    -----------
  Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
      Depreciation and amortization ......................        14,751        147,821
      Stock issued for services and to vendors ...........     5,407,730      1,745,290
      Stock based compensation ...........................       300,000        432,248
      Stock issued as debt issuance expense ..............          --          481,250
      Stock issued for payment of unsecured note payable .   (    24,800)          --
      Write-down of property and equipment ...............          --          232,430
      Write-down of inventories ..........................          --          168,394
      Increase in allowances for doubtful accounts and
        sales returns and allowances .....................          --          127,602
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable .......          --       (  127,602)
        Decrease in inventories ..........................          --           57,410
        (Increase) decrease in prepaid expenses and other
          current assets .................................   (        26)        33,747
        (Increase) in deposits and other current assets ..   (     4,058)          --
        Decrease in accounts payable and accrued expenses    (   666,820)    (  686,910)
                                                              -----------    -----------

         Total adjustments ...............................     5,026,777      2,611,680
                                                              -----------    -----------

      Loss from discontinued operations ..................          --       (3,789,743)
                                                              -----------    -----------

Net cash (used) in operating activities ..................   (   971,930)    (2,629,640)
                                                              -----------    -----------

Investing activities:
  Purchase of note receivable ............................   (   250,000)          --
  Capital expenditures ...................................   (     3,127)    (    3,933)
                                                              -----------    -----------

Net cash (used) in investing activities ..................   (   253,127)    (    3,933)
                                                              -----------    -----------



   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                       Year Ended
                                                                       January 31,
                                                                   2001          2000
                                                               -----------   ------------
Financing activities:
  Payments to line of credit ..............................   $   (34,984)     (     116)
  Payments of advances from officers ......................          --        (  25,000)
  Proceeds from issuance of unsecured notes payable .......       125,000        665,000
  Payments to factor ......................................          --        (   2,744)
  Proceeds from issuance of notes payable - related parties          --          602,796
  Repayment of unsecured notes payable ....................          --        ( 725,000)
  Proceeds from sale of common stock pursuant
    to initial public offering ............................          --        2,543,300
  Expenses of initial public offering .....................          --       (  604,784)
  Proceeds from sale of common stock ......................     1,290,159        395,000
  Expenses of stock offerings .............................    (  177,901)         --
  Purchase of treasury stock ..............................    (  116,298)    (   31,250)
                                                               -----------   ------------

Net cash provided by financing activities .................     1,085,976      2,817,202
                                                               -----------   ------------

Net increase (decrease) in cash and cash equivalents ......    (  139,081)       183,629

Cash and cash equivalents, beginning of period ............       183,629           --
                                                               -----------   ------------

Cash and cash equivalents, end of period ..................   $    44,548    $   183,629
                                                               ===========   ============

Supplemental disclosure of cash flow information:

  Cash paid for interest ..................................   $      --      $    28,308
                                                               ===========   ============




   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                  Year Ended
                                                                  January 31,
                                                              2001           2000
                                                         --------------  ----------
Supplemental disclosure of cash flow information:

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 46,881 shares of Class A common stock
  as consideration for accrued liabilities ...........   $        --     $  236,171
                                                         =============   ==========

Issuance of 65,000 shares of Class A common stock
  for payment of unsecured note payable ..............   $        --     $  300,000
                                                         =============   ==========

Warrants granted as payment of accrued interest ......   $        --     $  212,813
                                                         =============   ==========

Expenses of stock offering ...........................   $        --     $   77,500
                                                         =============   ==========

Cashless exercise of 252,551 and 682,435 stock options
  and warrants, respectively .........................   $   1,106,377   $2,040,846
                                                         =============   ==========

Issuance of 10,000 shares of common stock as
  consideration for accrued liabilities ..............   $      83,720   $     --
                                                         =============   ==========

Conversion of note receivable into other investments $         250,000   $     --
                                                         =============   ==========

Cancellation of indebtedness to two stockholders and
  former officers ....................................   $   1,083,993   $     --
                                                         =============   ==========


   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001

NOTE 1 - Organization and Basis of Presentation

     Zenascent, Inc. (F/K/A Fusion Fund, Inc.) (the "Company") was originally incorporated in the State of Delaware on February 8, 1996. The Company, as Outlook Sports Technology, Inc., was originally a designer and marketer and, through the use of contracted parties, a manufacturer of golf equipment, apparel and accessories. During March 2000 Outlook Sports Technology, Inc. formed a wholly owned Delaware subsidiary, Fusion Fund, Inc., which it merged with and into for the sole purpose of changing its name to Fusion Fund, Inc.

     During January 2000 Outlook Sports Technology, Inc. formally abandoned the golf business and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly, the accompanying financial statements reflects the results of discontinued operations of the abandoned golf business for the year ended January 31, 2000.

     In December 2000 the Company's Board of Directors agreed to change the name of the Company from Fusion Fund, Inc. to Zenascent, Inc. The Company's Certificate of Incorporation was amended to reflect the name change in January 2001.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in 1996 through January 31, 2001, the Company has incurred recurring losses of approximately $24,711,000 and has not generated cash from its operating activities. Additionally, at January 31, 2001, the Company had a shareholders' deficit of approximately $2,531,000 and its current liabilities exceeded its current assets by approximately $2,787,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (i) achieving sufficiently profitable operations and (ii) obtaining adequate financings. These financial statements do not reflect any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001


NOTE 2 - Summary of Significant Accounting Policies (Continued)

     Marketable Securities

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Management determines the appropriate classification of all securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company classified its marketable equity securities as trading securities. The Company's trading securities are classified as current assets and are recorded at fair value. Unrealized holding gains and losses are included in earnings.

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

                                 ZENASCENT, INC.
                           (F/K/A/ FUSION FUND, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001


NOTE 2 - Summary of Significant Accounting Policies (Continued)

     Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and other current liabilities approximated fair value because of the short maturity of these instruments. The Company routinely assesses the financial strength of its customers and records an allowance for doubtful accounts when it determines that collection of a particular amount is unlikely.

     Reclassifications

     Certain items in these financial statements have been reclassified to conform to the current period presentation.


NOTE 3 - Property and Equipment

     Property and equipment consist of the following:

Office equipment ..............   $3,127
Less:  Accumulated depreciation      313
                                  ------
                                  $2,814


NOTE 4 - Other Investments

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

                                 ZENASCENT, INC.
                           (F/K/A/ FUSION FUND, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001

NOTE 5 - Notes Payable

Notes payable consist of the following:
  Unsecured notes payable to private investors,
    due September 1998 .........................   $300,000
  Unsecured notes payable, interest at 10.5%,
    due December 2000 ..........................     40,000
  Unsecured notes payable, interest at 8.5%, due
    December 2000 ..............................    125,000
                                                   --------
                                                   $465,000

NOTE 6 -          Due to Stockholder

     Due to stockholder represents amounts owed pursuant to a Compensation and Release Agreement ("the release agreement") with a stockholder and former officer and director ("the individual"). Pursuant to the release agreement, the Company received a conditional release of past wages and loans payable and any interest accrued thereon, amounting to approximately $712,500 in the aggregate. The agreement calls for certain obligations of the Company that were personally guaranteed by the individual to be extinguished and that the Company retain full and complete releases of the individual from those obligations by March 1, 2001. The Company also agreed that (a) in the event the Company consummates any financing transaction (or series of financing transactions) with a total gross proceeds of at least $1.5 million that upon closing of such transaction(s) the Company will immediately pay the individual the amount of $50,000 or (b) it will pay the individual $20,000 by July 1, 2001 and $30,000 by December 1, 2001 whichever comes first.

     Should the Company not make the payments described above by the prescribed time or be unsuccessful in obtaining the releases described above by March 1, 2001, the conditional releases granted to the Company by the individual will immediately terminate and the Company will make immediate and full restitution of all back salaries owed to the individual, plus any legal fees and court costs incurred (see Note 9).

     Upon timely satisfaction of the release agreement by the Company, the conditional release granted by the individual shall become permanent and irrevocable.


NOTE 7 -          Shareholders' Deficit

     Common Stock

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

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001

NOTE 7 -          Shareholders' Deficit (Continued)

     Common Stock (Continued)

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

     In January 2000 the Company sold 26,987 shares of common stock for proceeds of $180,000.

     Effective February 1, 2000, the Company entered into a one year consulting agreement. As provided for in the consulting agreement, the consultant was paid compensation of 162,500 shares of the Company's common stock, such shares having been registered using Form S-8. The Company recognized a charge of $1,828,125 in the current period in connection with the issuance of these shares.

     Effective March 28, 2000, the Company entered into a one year consulting agreement with an investment banker. As provided for in the consulting agreement, the investment banker was paid compensation of 50,000 shares of the Company's common stock. The Company recognized a charge of $525,000 in the current period connection with the issuance of these shares.

     During the quarter ended April 30, 2000, the Company issued 150,500 shares for services and other compensation. The Company recognized a charge of $1,654,938 in the current period in connection with the issuance of these shares.

     During the quarter ended April 30, 2000, the Company privately sold an aggregate of 184,241 shares of common stock for gross proceeds of $1,220,166. The Company netted $1,059,759 after offering expenses of $160,407.

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

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001


NOTE 7 -          Shareholders' Deficit (Continued)

     Common Stock (Continued)

     During the quarter ended October 31, 2000 the Company issued 20,000 shares of common stock to related parties for services and other compensation. The Company recognized a charge of $57,500 during the current period in connection with issuance of these shares.

     During the year ended January 31, 2001, the Company purchased 15,500 shares of common stock for $116,298. Such shares have been recorded as treasury stock.

     During the quarter ended January 31, 2001, the Company issued 22,500 shares of common stock for services and other compensation. The Company recognized a charge of $17,573 during the current period in connection with the issuance of these shares.

     In November 2000 the Company issued 400,000 shares of common stock to a consultant for services. The Company recognized a charge of $600,000 during the current period in connection with the issuance of these shares.

     The Company issued 250,000 shares of common stock to a consultant for services pursuant to the terms of a consulting agreement dated October 13, 2000. The Company recognized a charge during the current period of $382,750 in connection with the issuance of these shares (see Note 9).

     The Company recorded cancellation of indebtedness to two stockholders and former officers in the amount of $1,083,993 as of January 31, 2001. Accordingly, the $1,083,993 of cancelled indebtedness was credited to additional paid-in capital. In connection with the debt cancellation, the Company is contingently liable to one of the individuals in the amount of approximately $712,500 (see Notes 6 and 9).

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001


NOTE 7 -          Shareholders' Deficit (Continued)

     Common Stock Warrants

     In connection with the issuance of its unsecured notes payable to private investors, the Company issued warrants to purchase shares of its common stock as follows:


                                                          Warrants
                                                                  Weighted Average
                                                  Shares           Exercise Price
                                                 ----------       -----------------

Balance, January 31, 1999 ....................   2,436,741   $         5.32

Warrants issued in connection with interest on
  $3,505,000 principal debt financing ........   1,752,500             6.67

Warrants exercised ...........................   (  93,016)          ( 6,45)
                                                -----------       ----------

Balance, January 31, 2000 ....................   4,096,225             5.87

Warrants issued in connection with Consulting
  Agreement ..................................      50,000             5.00

Warrants issued in connection with $125,000
  principal notes payable ....................      62,500              .40

Warrants exercised ...........................  (  252,551)           (4.38)
                                                -----------       ----------

Balance, January 31, 2001 ....................   3,956,174   $         5,87
                                                ===========       ==========

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

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001


NOTE 7 -          Shareholders' Deficit (Continued)

     Common Stock Options (Continued)

     The Company has issued various stock options to employees and consultants. The options' vesting period varies from full vesting upon issuance of options to vesting over a three year period. A summary of the Company's stock options activity is as follows:

                                        Weighted Average
                              Shares    Exercise Price
                           -----------  ----------------

Balance, January 31, 1999    781,312    $     3.383
                            ---------   -----------
Exercised ...............   (589,419)        (2.75)
Cancelled ...............   (175,061)        (2.21)
                            ---------   -----------

Balance, January 31, 2000     16,832          1.45

Granted .................    105,000         10.75
                            ---------   -----------

Balance, January 31, 2001    121,832    $     9.47
                            =========   ===========





                                                                       Outstanding      Exercisable          Weighted Average
                  Exercise Price Range                                     Shares          Shares              Exercise Price
                  --------------------                                 --------------   -----------         -------------------

                  $0.225                                               7,166             7,166                     $ 0.225
                   0.72                                                6,666             6,666                       0.720
                   6.00                                                3,000             2,500                       6.000
                  10.75                                              105,000           105,000                      10.750
                                                                    ---------        ----------
                                                                     121,832           121,332                     $ 9.480
                                                                    =========        ==========                     =======

     The Company generally grants options at exercise prices equal to the estimated market value of the Company's common stock at the date of the grant.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for these plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provision of SFAS 123. Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.6% to 6.5%; no significant volatility and a weighted-average expected life of the option, after the vesting period, of 3 years.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001

NOTE 7 -          Shareholders' Deficit (Continued)

     Common Stock Options (Continued)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for stock options granted been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and loss per share would not have changed materially for the years ended January 31, 2000 and 2001.

     The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years due to the various vesting schedules.

NOTE 8 - Income Taxes

     The Company is subject to federal and state income taxes but has not incurred a liability for such taxes due to losses incurred. As of January 31, 2001 the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $14,780,000. This NOLC is available to offset future federal taxable income, if any, through 2015. Limitations on the utilization of the Company's net operating tax loss carryforwards could result in the event of certain changes in the Company's ownership.

     The Company had deferred tax assets of approximately $6,032,000 at January 31, 2001, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.

NOTE 9 -          Commitments and Contingencies

     Legal

     The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims will not result in any material adverse effect on the Company's financial position or results of operations.

     Compensation and Release Agreement

     The Company is contingently liable in the amount of approximately $712,500 to a stockholder and former officer pursuant to a Compensation and Release Agreement (see Note 6).

     Consulting Agreement

     In October 2000 the Company entered into a one year consulting agreement with a consultant. The consulting agreement provides for the issuance of 1,000,000 shares of common stock at various stages and upon performance of certain specified services. As of January 31, 2001, the Company issued 250,000 shares of common stock and recognized a charge of $382,750 in the current period.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001


NOTE 10 -         Subsequent Events

     In February 2001 the Company announced that it would redefine its business model, currently Internet technology and e-commerce incubation, to focus on the promotion of sports and entertainment events. The Company has begun this transition by entering into a letter of intent to acquire Cedrick Kushner Promotions, Inc. a leading international boxing promotion company. Under the tentative agreement, the Company will acquire Cedric Kushner Promotions, Inc. as a wholly-owned subsidiary in exchange for approximalty 65% ownership of the Company and an undisclosed monetary sum.