Form 10QSB
period 2001-04-30
FUSION FUND INC /DE/
filed 2001-06-14
CIK 1064539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2001

     [ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________ TO _______________.

                                    333-89941
                            (Commission File Numbers)

                                 ZENASCENT, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                        6799
(State or other jurisdiction of         (Primary Standard Industrial
incorporation or organization)          Classification Code Number)


                         10 West 33rd Street, Suite 705
                            New York, New York 10001
                    (Address of principal executive offices)

                                 (212) 594-8146
              (Registrants' telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     As of May 31, 2001, 6,988,341 shares of Common Stock, par value $.01 per share, of Zenascent, Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                 ZENASCENT, INC.
                                  BALANCE SHEET
                                 APRIL 30, 2001
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash and cash equivalents ..........................................................   $     25,583
  Other current assets ...............................................................             26
                                                                                         ------------
         Total current assets ........................................................         25,609

Property and equipment (net of accumulated depreciation of $469) .....................          2,658

Other investments ....................................................................        242,000

Security deposits ....................................................................          2,649
                                                                                         ------------
                                                                                         $    272,916
                                                                                         ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ...................................................................   $  1,136,216
  Accrued expenses ...................................................................        317,531
  Notes payable ......................................................................        465,000
  Due to stockholder .................................................................         50,000
                                                                                         ------------
         Total current liabilities ...................................................      1,968,747
                                                                                         ------------

Commitments and contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 5,000,000 shares authorized,
    none issued and outstanding ......................................................           --
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 6,880,007 shares issued .......................................         68,800
  Common stock; Class B, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding .....................................           --
  Treasury stock; 294,500 Class A shares at cost .....................................    (   251,848)
  Additional paid-in capital .........................................................     22,374,813
  Accumulated deficit ................................................................    (23,887,596)
                                                                                          ------------
         Total shareholders' deficit .................................................    ( 1,695,831)
                                                                                          ------------
                                                                                          $   272,916
                                                                                          ============

   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months
                                                --------------------------
                                                         April 30,
                                                --------------------------
                                                    2001           2000
                                                -----------    -----------

Revenues .....................................   $      --     $      --
                                                -----------    -----------

Costs and expenses:
  Selling, general and administrative expenses        66,063     4,121,883
                                                -----------    -----------

         Total costs and expenses ............        66,063     4,121,883
                                                -----------    -----------

Loss from operations ......................... (      66,063)   (4,121,883)
                                                -----------    -----------

Other income (expense):
  Interest expense ........................... (      17,242)   (    8,125)
  Interest Income ............................          --             183
  Extinguishment of debt .....................       906,470          --
                                                -----------    -----------

         Total other income (expense) ........       889,228    (    7,942)
                                                 -----------    -----------

Net income (loss) ............................   $   823,165   $(4,129,825)
                                                 ===========    ===========

Weighted average common shares outstanding ...     6,766,071     5,592,219
                                                 ===========    ===========

Net loss per common share - basic:
  Operations .................................   $     12.17    $     (.74)
                                                 ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                              -------------------------
                                                                       April 30,
                                                                 2001            2000
                                                              -----------   -----------
Operating activities:
  Income (loss) from operations ...........................   $   823,165   $(4,129,825)
                                                              -----------   -----------
  Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
      Depreciation and amortization .......................         1,656          --
      Stock issued for services and other .................        13,549     4,008,063
      Changes in operating assets and liabilities:
        (Increase) in marketable securities ...............          --      (  100,000)
        (Increase) decrease in security deposits ..........         1,409    (    4,058)
        (Decrease) in accounts payable and accrued expenses    (  848,744)   (  216,080)
                                                               -----------   -----------

         Total adjustments ................................    (  832,130)    3,687,925
                                                               -----------   -----------

Net cash (used) in operating activities ...................    (    8,965)   (  441,900)
                                                               -----------   -----------

Financing activities:
  Proceeds from issuance of unsecured notes payable .......        40,000          --
  Repayment of unsecured notes payable ....................     (  15,000)         --
  Expenses of initial public offering and private offerings          --       ( 160,407)
  Proceeds from sale of common stock ......................        50,000     1,220,164
  Purchase of treasury stock ..............................     (  85,000)         --
                                                                -----------  -----------

Net cash provided by (used in) financing activities .......     (  10,000)    1,059,757
                                                                -----------  -----------

Net increase in cash and cash equivalents .................     (  18,965)      617,857

Cash and cash equivalents, beginning of period ............        44,548       183,629
                                                                -----------  -----------

Cash and cash equivalents, end of period ..................   $    25,583    $  801,486
                                                                ===========  ===========



   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                               Three Months Ended
                                                                          ---------------------------
                                                                                  April 30,
                                                                             2001             2000
                                                                          --------------   ----------

Supplemental disclosure of cash flow information:

  Cash paid for interest ..............................................   $         --     $     --
                                                                          ==============   ==========


Supplemental disclosure of non-cash investing and financing activities:

Cashless exercise of 151,793 common stock purchase
  warrants ............................................................   $         --     $1,106,377
                                                                          ==============   ==========

Other investments as consideration for settlement
  with creditor .......................................................   $        8,000   $     --
                                                                          ==============   ==========


   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                 --------------
                                   (Unaudited)

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


NOTE 2 - Organization and Basis of Presentation

     Zenascent, Inc. (the "Company") was originally incorporated in the State of Delaware on February 8, 1996. The Company, as Outlook Sports Technology, Inc., was originally a designer and marketer and, through the use of contracted parties, a manufacturer of golf equipment, apparel and accessories. During March 2000 Outlook Sports Technology, Inc. formed a wholly owned Delaware subsidiary, Fusion Fund, Inc., which it merged with and into for the sole purpose of changing its name to Fusion Fund, Inc.

     During January 2000 Outlook Sports Technology, Inc. formally abandoned the golf business and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator. Accordingly, the accompanying financial statements reflects the results of discontinued operations of the abandoned golf business for the year ended January 31, 2000.

     In December 2000 the Company's Board of Directors agreed to change the name of the Company from Fusion Fund, Inc. to Zenascent, Inc. The Company formed a wholly owned Delaware subsidiary, Zenascent, Inc., which it merged with and into the Company for the sole purpose of changing its name to Zenascent, Inc. in January 2001.

     In February 2001 the Company announced that it would redefine its business model, currently Internet technology and e-commerce incubation, to focus on the promotion of sports and entertainment events. The Company has begun this transition by entering into a letter of intent to acquire Cedric Kushner Promotions, Inc. a leading international boxing promotion company. Under the tentative agreement, the Company will acquire Cedric Kushner Promotions, Inc. as a wholly-owned subsidiary in exchange for approximately 65% ownership of the Company and an undisclosed monetary sum.


NOTE 3 - Shareholders' Deficit

     During the quarter ended April 30, 2001, the Company issued 104,882 shares for services and other compensation. The Company recognized a charge of $3,494 in the current period in connection with the issuance of these shares.

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2001
                                 --------------
                                   (Unaudited)


NOTE 3 - Shareholders' Deficit (continued)

     During the quarter ended April 30, 2001, the Company privately sold an aggregate of 133,333 shares of common stock for gross proceeds of $50,000. The Company netted $50,000 after this offering.

     During the quarter ended April 30, 2001, the Company purchased 104,000 shares of common stock for $85,000. Such shares have been recorded as treasury stock.

     During the quarter ended April 30, 2001 the Company issued 153,333 common stock purchase warrants at exercise prices of $.312 and $.40 per share.


NOTE 4 - Extinguishment of Debt

     During the quarter ended April 30, 2001 the Company settled certain indebtedness to a creditor. This transaction has been reported in other income as extinguishment of debt.

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

     The following analysis of the Company's financial condition as of and for the three months ended April 30, 2001, and April 30, 2000, should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.


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

     In December 2000 the Company's Board of Directors agreed to change the name of the Company from Fusion Fund, Inc. to Zenascent, Inc. The Company formed a wholly owned Delaware subsidiary, Zenascent, Inc., which it merged with and into the Company for the sole purpose of changing its name to Zenascent, Inc. in January 2001.

In February 2001 the Company announced that it would redefine its business model, currently Internet technology and e-commerce incubation, to focus on the promotion of sports and entertainment events. The Company has begun this transition by entering into a letter of intent to acquire Cedric Kushner Promotions, Inc. a leasing international boxing promotion company. Under the tentative agreement, the Company will acquire Cedric Kushner Promotions, Inc. as a wholly-owned subsidiary in exchange for approximately 65% ownership of the Company and an undisclosed monetary sum.

Liquidity and Capital Resources

Our primary source of liquidity has historically consisted of sales of equity securities and high yield debt. From March 2001 through May 1, 2001 we raised approximately $50,000 gross proceeds through the sale of 133,333 shares of common stock to private investors. We netted approximately $50,000 from the sale of these securities. We believe that we will need to raise additional funds from either debt or equity financings in order to achieve our redefined business mission.

Notwithstanding the funds we raised in the private placement and other borrowings, we are currently experiencing a severe working capital deficiency and are incurring significant losses. As of April 30, 2001 our working capital deficiency was approximately $1,900,000 and for the quarter ended April 30, 2001 we incurred net income of approximately $823,000 which was primarily the result of debt extinguishment of approximately $906,000. At this time, we are not generating any revenues but we are incurring substantial costs and expenses in connection with the launching of our Internet technology and e-commerce incubator business.

Results of Operations

Quarter Ended April 30, 2001 Compared To Quarter Ended April 30, 2000

The Company incurred net income of approximately $823,000 during the quarter ended April 30,2001 compared to a net loss of approximately $4,130,000 for the quarter ended April 30, 2000.

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

During the quarter ended April 30, 2001, the Company incurred net income of approximately $823,000. The net income was primarily the result of the extinguishment of indebtedness to creditors in the amount of approximately $906,000. The Company issued 104,282 shares for services and other compensation and recognized a charge of approximately $3,500 to operations.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            On or about February 1, 2001, The New York Times Magazine Group, Inc. ("NYTMG") commenced a legal action against the Company in the Supreme Court of the State of New York, County of New York. The complaint alleges the Company's failure to pay NYTMG for advertising services rendered to the Company in 1997 and seeks damages in an amount of approximately $187,700 plus applicable accrued interest. The Company and NYTMG have entered into a negotiated settlement agreement, whereby the Company is making certain monetary payments to NYTMG. Pursuant to the settlement, the Company has entered an Affidavit and Confession of Judgment with the Court and NYTMG has delivered to the Company a general release and settlement of all claims regarding the Company. Each of the aforementioned documents is contingent upon the Company's full performance of the terms set forth in the settlement agreement. In the event that the Company should default on these obligations, the general release and settlement shall be rendered null and void and NYTMG's cause of action shall be revived. The Company intends to perform all of its obligations pursuant to the settlement agreement.

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

         Notwithstanding the foregoing, as of April 30, 2001, the Company owed approximately $1,968,747 to various creditors. Except as disclosed above, none of the aforementioned obligations have resulted in legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. Although the Company is actively pursuing adequate resolution and satisfaction of these obligations, the failure to reach an adequate resolution with these creditors may result in litigation that could have a material adverse effect on the results of operations or the financial condition of the Company and/or may force the Company to seek legal protection from its creditors under United States Bankruptcy Code.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         None.

  (b)  Reports on Form 8-K

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


                                                          ZENASCENT, INC.

Date:  June 13, 2001                              By: /s/ Steven Angel
                                                          Steve Angel, Secretary