Form 10QSB
period 2001-07-31
FUSION FUND INC /DE/
filed 2001-09-17
CIK 1064539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2001

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of July 31, 2001, 7,845,477 shares of Common Stock, par value $.01 per share, of Zenascent, Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.)
                                  BALANCE SHEET
                                  JULY 31, 2001
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                                 $    330,796
  Stock subscription receivable                                                   35,000
  Other current assets                                                             5,026
                                                                            ------------
         Total current assets                                                    370,822

Property and equipment (net of accumulated depreciation of $626)                   2,501

Other investments                                                                242,000

Security deposits                                                                  1,944
                                                                            ------------
                                                                            $    617,267
                                                                            ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                          $    521,808
  Accrued expenses                                                               257,237
  Income taxes payable                                                            38,000
  Dividend payable - Preferred stock series A                                      2,308
  Notes payable                                                                  465,000
                                                                            ------------
         Total current liabilities                                             1,284,353
                                                                            ------------

Commitments and contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 4,865,000 shares authorized,
    none issued and outstanding                                                        -
  Preferred stock; Series A convertible, $.01 par value, 135,000 shares authorized, issued and outstanding (liquidation preference
    of $407,308)                                                                   1,350
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 8,139,977 shares issued                                    81,400
  Common stock; Class B, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding                                       -
  Treasury stock; 294,500 Class A shares at cost                                (251,848)
  Additional paid-in capital                                                  23,291,219
  Accumulated deficit                                                        (23,789,207)
                                                                            ------------
         Total shareholders' deficit                                            (667,086)
                                                                            ------------
                                                                            $    617,267
                                                                            ============

The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Six Months Ended                 Three Months Ended
                                         ----------------------------      ----------------------------
                                                    July 31,                          July 31,
                                         ----------------------------      ----------------------------
                                            2001              2000             2001             2000
                                         -----------      -----------      -----------      -----------
Revenues                                 $         -      $         -      $         -      $         -
                                         -----------      -----------      -----------      -----------
Costs and expenses:
  Selling, general and
         administrative expenses             425,411        4,568,878          359,348          446,995
                                         -----------      -----------      -----------      -----------
         Total costs and expenses            425,411        4,568,878          359,348          446,995
                                         -----------      -----------      -----------      -----------
Loss from operations                        (425,411)      (4,568,878)        (359,348)        (446,995)
                                         -----------      -----------      -----------      -----------
Other income (expense):
  Interest expense                           (28,249)         (16,250)         (11,007)          (8,125)
  Dividend and interest income                     -              616                -              433
  Gain on sale of trading
         securities                                -           17,263                -           17,263
  Unrealized loss on trading
         securities                                -          (15,625)               -          (15,625)
  Extinguishment of debt                   1,413,214                -          506,744                -
                                         -----------      -----------      -----------      -----------
         Total other income (expense)      1,384,965          (13,996)         495,737           (6,054)
                                         -----------      -----------      -----------      -----------
Income (loss) before provision
         for taxes                           959,554       (4,582,874)         136,389         (453,049)

Provision for taxes                           38,000                -           38,000                -
                                         -----------      -----------      -----------      -----------
Net income (loss)                        $   921,554      $(4,582,874)     $    98,389      $  (453,049)
                                         ===========      ===========      ===========      ===========
Weighted average common shares
         outstanding                       7,418,312        5,747,672        8,051,874        5,902,842
                                         ===========      ===========      ===========      ===========

Income (loss) applicable to common stock:
         Net income (loss)               $   921,554      $(4,582,874)     $    98,389      $  (453,049)
  Preferred stock dividend -
         Series A                             (2,308)               -           (2,308)               -
                                         -----------      -----------      -----------      -----------
Income (loss) applicable
         to common stock                 $   919,246      $(4,582,874)     $    96,081      $  (453,049)
                                         ===========      ===========      ===========      ===========
Net income (loss) per
         common share - basic:           $       .12      $      (.80)     $       .01      $      (.08)
                                         ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended
                                                          ----------------------------
                                                                    July 31,
                                                          ----------------------------
                                                              2001             2000
                                                          -----------      -----------
Operating activities:
  Net income (loss)                                       $   921,554      $(4,582,874)
                                                          -----------      -----------
  Adjustments to reconcile net income (loss)
         to net cash used in operating activities:
          Depreciation                                            313              313
       Stock issued for services and other                    273,494        4,282,468
       Debt issuance expense                                    1,500                -
       Extinguishment of debt                              (1,413,214)               -
       Unrealized loss on trading securities                        -           15,625
       Gain on sale of trading securities                           -          (17,263)
       Changes in operating assets and liabilities:
        (Increase) in trading securities                            -          (32,737)
        Increase in other current assets                       (5,000)               -
        (Increase) decrease in security deposits                2,114           (4,058)
        (Increase) in accounts payable and
                  accrued expenses                            (17,513)        (313,857)
        Increase in income taxes payable                       38,000                -
                                                          -----------      -----------
         Total adjustments                                 (1,120,306)       3,930,491
                                                          -----------      -----------

Net cash (used) in operating activities                      (198,752)        (652,383)
                                                          -----------      -----------

Investing activities:
  Purchase of note receivable                                       -         (250,000)
  Capital expenditures                                              -           (3,127)
                                                          -----------      -----------

Net cash (used) in investing activities                             -         (253,127)
                                                          -----------      -----------

Financing activities:
  Payments to line of credit                                        -          (34,984)
  Payments to stockholder on loan                             (25,000)               -
  Proceeds from issuance of unsecured notes payable            40,000                -
  Repayment of unsecured notes payable                        (15,000)               -
  Proceeds from sale of preferred stock                       370,000                -
  Proceeds from sale of common stock                          200,000        1,290,159
  Expenses of stock offerings                                       -         (177,901)
  Purchase of treasury stock                                  (85,000)        (144,380)
                                                          -----------      -----------

Net cash provided by financing activities                     485,000          962,894
                                                          -----------      -----------
Net increase in cash and cash equivalents                     286,248           57,384

Cash and cash equivalents, beginning of period                 44,548          183,629
                                                          -----------      -----------
Cash and cash equivalents, end of period                  $   330,796      $   241,013
                                                          ===========      ===========

The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                 Six Months Ended
                                                           ---------------------------
                                                                     July 31,
                                                           ---------------------------
                                                              2001             2000
                                                           ----------       ----------
Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $        -       $        -
                                                           ==========       ==========

  Cash Paid for income taxes                               $        -       $        -
                                                           ==========       ==========

Supplemental disclosure of non-cash investing and financing activities:

Cashless exercise of 151,793 common stock
         Purchase warrants                                 $        -       $1,106,377
                                                           ==========       ==========

Issuance of 10,000 shares of common stock
         as consideration for payment of
         accrued liabilities                               $        -       $   83,720
                                                           ==========       ==========

Conversion of note receivable
         into other investments                            $        -       $  250,000
                                                           ==========       ==========

Other investments as consideration for
         settlement with creditor                          $    8,000       $        -
                                                           ==========       ==========

Stock subscription receivable for sale
         of Series A convertible shares of
         preferred stock                                   $   35,000       $        -
                                                           ==========       ==========

Issuance of 231,518 shares of common
         stock as consideration for payment of
         accounts payable, accrued expenses
         and note payable                                  $   98,684       $        -
                                                           ==========       ==========

Series A preferred stock dividends
         accrued                                           $    2,308       $        -
                                                           ==========       ==========

Cancellation of indebtedness to
         two stockholders and former officers              $   50,615       $        -
                                                           ==========       ==========

The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)

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

NOTE 2 - Organization

         In February 2001 Zenascent, Inc. (F/K/A Fusion Fund, Inc.) ("the Company") announced that it would redefine its business model, currently Internet technology and e-commerce incubation, to focus on the promotion of sports and entertainment events. The Company began this transition by entering into a letter of intent to acquire Cedric Kushner Promotions, Inc. a leading international boxing promotion company (see Note 6).

NOTE 3 - Notes Payable

         In February and March 2001 the Company borrowed an aggregate of $40,000 from two individuals. The notes bear interest at 8.5% per annum. In connection with these notes, the two individuals were issued warrants to purchase 20,000 shares of common stock at an exercise price of $.40 per share.

NOTE 4 - Shareholders' Deficit

         Common Stock

         During the six months ended July 31, 2001, the Company issued 831,518 shares valued at $372,177 for services, other consideration and consideration for payment of debt. The Company recognized a charge of $273,494 in the current period in connection with the issuance of these shares for services and other consideration, of which $270,000 is attributable to the issuance of 600,000 shares in connection with a consulting agreement.

         During the six months ended July 31, 2001, the Company privately sold an aggregate of 666,667 shares of common stock for gross proceeds of $200,000. In connection with the sales of these securities, the Company issued 788,888 common stock purchase warrants with exercise prices ranging from $.3125 to $.45 per share.

         Treasury Stock

         During the six months ended July 31, 2001, the Company purchased 104,000 shares of common stock for $85,000. Such shares have been recorded as treasury stock.

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)

NOTE 4 - Shareholders' Deficit (Continued)

         Preferred Stock

         In July 2001 the Company's board of directors authorized 135,000 shares of a Series A convertible preferred stock. Each share of Series A preferred stock is convertible into 10 shares of common stock and pays a dividend of 8% per annum on the liquidation preference of $3 per share.

         In July 2001 the Company sold 135,000 shares of Series A convertible preferred stock and 1,350,000 common stock purchase warrants, exercise price $.30 per share, for $405,000. The Company received payment of $370,000 as of July 31, 2001. The remaining $35,000 was received in August 2001.

         Common Stock Purchase Warrants

         During the six months ended July 31, 2001 the Company issued the following common stock purchase warrants:

                                Amount           Exercise Price
                                ------           --------------

                                53,333                $.40
                               255,555                 .45
                               400,000(a)              .45
                                83,333                 .41
                                83,333                 .32
                               333,334               .3125
                             ---------
                             1,208,888

         (a) These warrants were issued to an officer of the Company.

NOTE 5 - Extinguishment of Debt

         During the six months ended July 31, 2001 the Company settled certain indebtedness with various creditors. These transactions have been reported in other income as extinguishment of debt in the amount of $1,413,214.

NOTE 6 - Subsequent Events

         On August 2, 2001 the Company announced the execution of a merger agreement (the "Merger Agreement") with Cedric Kushner Boxing, Inc., a Delaware corporation ("CKB"), whereby CKB will merge with a wholly-owned Delaware corporation subsidiary of the Company, with CKB being the surviving corporation (the "Merger"). The terms of the Merger are still being negotiated and the parties anticipate amending and restating the Merger Agreement.

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

         The following analysis of the Company's financial condition as of and for the six months ended July 31, 2001, and July 31, 2000, should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Overview

In February 2001 the Company announced that it would redefine its business model, currently Internet technology and e-commerce incubation, to focus on the promotion of sports and entertainment events. The Company began this transition by entering into a letter of intent to acquire Cedric Kushner Boxing, Inc., an international boxing promotion company.

On August 2, 2001, the Company entered into an Agreement and Plan of Merger with Zenascent Newco, Inc., a wholly owned subsidiary of the Company, Cedric Kushner Boxing, Inc., and its shareholders, Cedric Kushner and James DiLorenzo. The terms of the merger, as well as the financing of the Company by a third party and a bridge loan to be made to the operating subsidiary of Cedric Kushner Boxing, Inc., each of which must occur prior to the effectiveness of the merger, are currently being negotiated.

Liquidity and Capital Resources

Our primary source of liquidity has historically consisted of sales of equity securities and high yield debt. During the six months ended July 31, 2001, the Company privately sold an aggregate of 666,667 shares of common stock for gross proceeds of $200,000. In connection with the sales of these securities, the Company issued 788,888 common stock purchase warrants with exercise prices ranging from $.3125 to $.45 per share.

In July 2001, the Company privately sold 135,000 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of common stock and pays a dividend of 8% per annum on the liquidation preference of $3.00 per share. The 135,000 share of Series A Convertible Preferred Stock were sold to the investor along with 1,350,000 common stock purchase warrants, having an exercise price of $.30 per share. The Company received an aggregate payment of $405,000 for the preferred stock and the warrants.

We believe that we will need to raise additional funds from either debt or equity financings in order to achieve our redefined business mission. In that regard, the Company must finalize a private financing prior to the completion of the merger with Cedric Kushner Boxing, Inc.

Notwithstanding the funds we raised in the private placement and other borrowings, we are currently experiencing a severe working capital deficiency and are incurring significant losses. As of July 31, 2001 our loss from operations was approximately $359,000, and for the quarter ended July 31, 2001 we incurred net income of approximately $98,000 which was primarily the result of debt extinguishment of approximately $507,000, and an $88,000 decrease in selling, general and administrative expenses. At this time, we are not generating any revenues but we are incurring substantial costs and expenses.

Results of Operations

The Company incurred net income of approximately $98,000 during the quarter ended July 31, 2001 compared to a net loss of approximately $453,000 for the quarter ended July 31, 2000. This change is due primarily to the extinguishment of approximately $507,000 in debt owed to the Company's creditors during the quarter ended July 31, 2001, and an $88,000 decrease in selling, general and administrative expenses.

During the six months ended July 31, 2001, the Company issued 831,518 shares valued at $372,177 for services, other consideration and consideration for payment of debt. The Company recognized a charge of $273,494 in the current period in connection with the issuance of these shares for services and other consideration, of which $270,000 is attributable to the issuance of 600,000 shares in connection with a consulting agreement.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about February 1, 2001, The New York Times Magazine Group, Inc. ("NYTMG") commenced a legal action against the Company in the Supreme Court of the State of New York, County of New York. The complaint alleged the Company's failure to pay NYTMG for advertising services rendered to the Company in 1997 and sought damages in an amount of approximately $187,700 plus applicable accrued interest. The Company and NYTMG entered into a negotiated settlement agreement, whereby the Company made certain monetary payments to NYTMG. Pursuant to the settlement, the Company entered an Affidavit and Confession of Judgment with the Court and NYTMG has delivered to the Company a general release and settlement of all claims regarding the Company. The Company has performed all of its obligations pursuant to the settlement agreement, and a stipulation of settlement has been entered into with NYTMG.

On November 20, 2000, Foley, Hoag & Eliot LLP threatened to take legal action against the Company, seeking payment for services rendered in the amount of approximately $470,000. Foley, Hoag & Eliot LLP did not take any legal action regarding this claim, and subsequently it settled the matter with the Company.

The Company is currently involved in no other legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

Notwithstanding the foregoing, as of July 31, 2001, the Company owed approximately $1,284,353 to various creditors. Except as disclosed above, none of the aforementioned obligations have resulted in legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. Although the Company is actively pursuing adequate resolution and satisfaction of these obligations, the failure to reach an adequate resolution with these creditors may result in litigation that could have a material adverse effect on the results of operations or the financial condition of the Company and/or may force the Company to seek legal protection from its creditors under United States Bankruptcy Code.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

         The following Reports on Form 8-K were filed during the last quarter of the period covered by this report, and from that date to the date hereof:

         Date                  Item Reported

         August 8, 2001        Company entered into an Agreement and Plan of
                               Merger with Cedric Kushner Boxing, Inc. on
                               August 2, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ZENASCENT, INC.

Date:  September 14, 2001              By: /s/ Steven Angel
                                           Steven Angel, Executive Vice
                                           President and Secretary