Form 10QSB
period 2001-10-31
FUSION FUND INC /DE/
filed 2001-12-21
CIK 1064539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2001

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of October 31, 2001, 9,220,476 shares of Common Stock, par value $.01 per share, of Zenascent, Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ZENASCENT, INC.
                                 ---------------
                            (F/K/A FUSION FUND, INC.)
                            -------------------------
                                  BALANCE SHEET
                                  -------------
                                OCTOBER 31, 2001
                                ----------------
                                   (Unaudited)
                                   -----------

                                       ASSETS
                                       ------
Current Assets:
  Cash and cash equivalents                                             $      2,237
  Loans receivable                                                            50,000
  Other current assets                                                            26
                                                                        ------------
        Total current assets                                                  52,263

Property and equipment (net of accumulated depreciation of $782)               2,345

Other investments                                                            242,000
                                                                        ------------

                                                                        $    296,608
                                                                        ============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities:
  Accounts payable                                                      $    401,808
  Accrued expenses                                                           256,710
  Dividend payable - Preferred stock series A                                 10,475
  Notes payable                                                            1,390,000
                                                                        ------------
        Total current liabilities                                          2,058,993
                                                                        ------------

Commitments and contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 4,865,000 shares authorized,
    none issued and outstanding                                                    -
  Preferred stock; Series A convertible, $.01 par value, 135,000 shares authorized, issued and outstanding (liquidation preference
    of $415,475)                                                               1,350
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 9,514,976 shares issued                                95,150
  Common stock; Class B, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding                                   -
  Treasury stock; 294,500 Class A shares at cost                            (251,848)
  Additional paid-in capital                                              25,580,802
  Accumulated deficit                                                    (27,187,839)
                                                                        ------------
         Total shareholders' deficit                                      (1,762,385)
                                                                        ------------
                                                                        $    296,608
                                                                        ============


The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                                 ---------------
                            (F/K/A FUSION FUND, INC.)
                            -------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                           Nine Months Ended                 Three Months Ended
                                                     ----------------------------       ----------------------------
                                                              October 31,                         October 31,
                                                     -----------------------------     -----------------------------
                                                         2001             2000            2001               2000
                                                     -----------      ------------     -----------       -----------
Revenues                                             $    -           $     -          $    -            $    -
                                                     -----------      ------------     -----------       -----------
Costs and expenses:
  Selling, general and administrative expenses         3,853,214         4,537,221       3,427,803           (31,657)
                                                     -----------      ------------     -----------       -----------

        Total costs and expenses                       3,853,214         4,537,221       3,427,803           (31,657)
                                                     -----------      ------------     -----------       -----------

Income (loss) from operations                         (3,853,214)       (4,537,221)     (3,427,803)           31,657
                                                     -----------      ------------     -----------       -----------
Other income (expense):
  Interest expense                                       (37,380)          (24,375)         (9,131)           (8,125)
  Dividend and interest income                               302               633             302                17
  Gain on sale of trading securities                      -                 10,257          -                 (7,006)
  Unrealized loss on trading securities                   -                (27,050)         -                (11,425)
  Extinguishment of debt                               1,413,214             -              -                 -
                                                     -----------       -----------     -----------       -----------

        Total other income (expense)                   1,376,136           (40,535)         (8,829)          (26,539)
                                                     -----------       -----------     -----------       -----------

Net income (loss)                                    $(2,477,078)      $(4,577,756)    $(3,436,632)      $     5,118
                                                     ===========       ===========     ===========       ===========

Weighted average common shares outstanding             7,743,424         5,815,904       8,895,748         5,950,886
                                                     ===========       ===========     ===========       ===========
Income (loss) applicable to common stock:
  Net income (loss)                                  $(2,477,078)      $(4,577,756)    $(3,436,632)      $     5,118
  Preferred stock dividend - Series A                    (10,475)           -               (8,167)           -
                                                     -----------       -----------     -----------       -----------

Income (loss) applicable to common stock             $(2,487,553)      $(4,577,756)    $(3,444,799)      $     5,118
                                                     ===========       ===========     ===========       ===========

Net income (loss) per common share - basic:          $      (.32)      $      (.79)    $      (.39)      $       .00
                                                     ===========       ===========     ===========       ===========



The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                                 ---------------
                            (F/K/A FUSION FUND, INC.)
                            -------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                    -----------------------------------
                                                                                October 31,
                                                                    -----------------------------------
                                                                        2001                    2000
                                                                    -----------             -----------
Operating activities:
  Net (loss)                                                        $(2,477,078)            $(4,577,756)
                                                                    -----------             -----------
  Adjustments to reconcile net loss to net cash (used) in
    operating activities:
      Depreciation                                                          469                     469
      Stock issued for services and other                             2,509,994               4,407,408
      Extinguishment of debt                                         (1,413,214)                 -
      Issuance of note for consulting services                        1,000,000                  -
      Debt issuance expense                                               1,500                  -
      Unrealized loss on trading securities                              -                       27,050
      Gain on sale of trading                                            -                      (10,257)
      Changes in operating assets and liabilities:
        (Increase) in trading securities                                 -                      (21,743)
        (Increase) decrease in security deposits                          4,058                  (4,058)
        (Decrease) in accounts payable and accrued expenses            (138,040)               (643,776)
                                                                    -----------             -----------
         Total adjustments                                            1,964,767               3,755,093
                                                                    -----------             -----------
Net cash (used) in operating activities                                (512,311)               (822,663)
                                                                    -----------             -----------
Investing activities:
  Purchase of note receivable                                            -                     (250,000)
  Capital expenditures                                                   -                       (3,127)
                                                                    -----------             -----------
Net cash (used) in investing activities                                  -                     (253,127)
                                                                    -----------             -----------
Financing activities:
  Proceeds (payments) from (to) line of credit                           -                      (34,984)
  Payments to stockholder on loan                                       (25,000)                 -
  Proceeds from issuance of unsecured notes payable                      40,000                  -
  Repayment of unsecured notes payable                                  (15,000)                 -
  Proceeds from sale of preferred stock                                 405,000                  -
  Proceeds from sale of common stock                                    200,000               1,290,159
  Expenses of stock offerings                                            -                     (177,901)
  Merger related advances                                               (50,000)                   -
  Purchase of treasury stock                                            (85,000)               (116,298)
                                                                    -----------             -----------
Net cash provided by financing activities                               470,000                 960,976
                                                                    -----------             -----------
Net decrease in cash and cash equivalents                               (42,311)               (114,814)
Cash and cash equivalents, beginning of period                           44,548                 183,629
                                                                    -----------             -----------
Cash and cash equivalents, end of period                            $     2,237             $    68,815
                                                                    ===========             ===========


The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                                 ---------------
                            (F/K/A FUSION FUND, INC.)
                            -------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   (Continued)


                                                                                       Nine Months Ended
                                                                                -------------------------------
                                                                                          October 31,
                                                                                -------------------------------
                                                                                    2001                2000
                                                                                -----------         -----------
Supplemental disclosure of cash flow information:

  Cash paid for interest                                                        $    -              $    -
                                                                                ===========         ===========

  Cash paid for income taxes                                                    $    -              $    -
                                                                                ===========         ===========
Supplemental disclosure of non-cash investing and financing activities:

Cashless exercise of 151,793 common stock purchase
  warrants                                                                      $    -              $ 1,106,377
                                                                                ===========         ===========
Issuance of 10,000 shares of common stock as consideration
  for payment of accrued liabilities                                            $    -              $    83,720
                                                                                ===========         ===========

Conversion of note receivable into other investments                            $    -              $   250,000
                                                                                ===========         ===========

Other investments as consideration for settlement with creditor                 $     8,000         $    -
                                                                                ===========         ===========
Issuance of 600,963 shares of common stock as consideration for payment of accounts payable, accrued expenses and notes
  payable                                                                       $   173,684         $    -
                                                                                ===========         ===========

Series A preferred stock dividends accrued                                      $    10,475         $    -
                                                                                ===========         ===========
Cancellation of indebtedness to two stockholders and former
  officers                                                                      $    50,615         $    -
                                                                                ===========         ===========


The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                                 ---------------
                            (F/K/A FUSION FUND, INC.)
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                OCTOBER 31, 2001
                                ----------------
                                   (Unaudited)


NOTE 1 - Basis of Presentation
         ---------------------

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

NOTE 2 - Organization
         ------------

         In February 2001 Zenascent, Inc. (F/K/A Fusion Fund, Inc.) ("the Company") announced that it would redefine its business model, currently Internet technology and e-commerce incubation, to focus on the promotion of sports and entertainment events. The Company has begun this transition by entering into a letter of intent to acquire Cedric Kushner Promotions, Inc. a leading international boxing promotion company. Under the tentative agreement, the Company will acquire Cedric Kushner Promotions, Inc. as a wholly-owned subsidiary in exchange for approximately 65% ownership of the Company and an undisclosed monetary sum (see Note 7).

NOTE 3 - Loans Receivable
         ----------------

         Loans receivable represents unsecured advances made by the Company to Cedric Kushner Boxing, Inc. (see Note 7).

NOTE 4 - Notes Payable
         -------------

         Notes payable consist of the following:

         Unsecured notes payable to private investors. These notes are past due.    $  225,000

         Unsecured notes payable, interest at 8.5%.                                    125,000

         Unsecured notes payable, interest at 8.5%. In connection with these notes, the Company issued warrants to purchase 40,000 shares of
           common stock at an exercise price of $.40 per share.                         40,000

         Note payable, issued as consideration for a one year consulting
           agreement (see Note 8).                                                   1,000,000
                                                                                    ----------
                                                                                    $1,390,000
                                                                                    ==========

                                 ZENASCENT, INC.
                                 ---------------
                            (F/K/A FUSION FUND, INC.)
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                OCTOBER 31, 2001
                                ----------------
                                   (Unaudited)


NOTE 5 - Shareholders' Deficit
         ---------------------

         Common Stock
         ------------

         During the nine months ended October 31, 2001, the Company issued 2,200,963 shares valued at $2,683,677 for services, other consideration and consideration for payment of debt. The Company recognized a charge of $2,509,994 in connection with the issuance of these shares for services and other consideration, of which $1,929,000 is attributable to the issuance of 1,600,000 shares in connection with consulting agreements.

         During the nine months ended October 31, 2001, the Company privately sold an aggregate of 672,221 shares of common stock for gross proceeds of $200,000. In connection with the sales of these securities, the Company issued 788,888 common stock purchase warrants with exercise prices ranging from $.3125 to $.45 per share.

         Treasury Stock
         --------------

         In April 2001 the Company purchased 104,000 shares of common stock for $85,000. Such shares have been recorded as treasury stock.

         Preferred Stock
         ---------------

         In July 2001 the Company's board of directors authorized 135,000 shares of a Series A convertible preferred stock. Each share of Series A preferred stock is convertible into 10 shares of common stock and pays a dividend of 8% per annum on the liquidation preference of $3 per share.

         In July 2001 the Company sold 135,000 shares of Series A convertible preferred stock and 1,350,000 common stock purchase warrants, exercise price $.30 per share, for $405,000. The Company received payment of $370,000 as of October 31, 2001. The remaining $35,000 was received in August 2001.

         Common Stock Purchase Warrants
         ------------------------------

         During the nine months ended October 31, 2001 the Company issued the following common stock purchase warrants:

                                 Amount             Exercise Price
                               ----------           --------------
                                  53,333                 $.40
                                 255,555                  .45
                                 400,000(a)               .45
                                  83,333                  .41
                                  83,333                  .32
                                 333,334                .3125
                               1,350,000                  .30
                               ---------
                               2,558,888
                               =========


         (a) These warrants were issued to an officer of the Company.

                                 ZENASCENT, INC.
                                 ---------------
                            (F/K/A FUSION FUND, INC.)
                            -------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                OCTOBER 31, 2001
                                ----------------
                                   (Unaudited)


NOTE 5 - Shareholders' Deficit (Continued)
         ---------------------------------

         Stock Options
         -------------

         During the nine months ended October 31, 2001 the Company granted an aggregate of 112,500 common stock purchase options to an officer and director at exercise price ranging from $.27 per share to $1.70 per share, such exercise price being equal to the closing price of the Company's common stock on the date of grant.

NOTE 6 - Extinguishment of Debt
         ----------------------

         During the nine months ended October 31, 2001 the Company settled certain indebtedness with various creditors. These transactions have been reported in other income as extinguishment of debt in the amount of $1,413,214.

NOTE 7 - Merger Agreement
         ----------------

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

NOTE 8 - Consulting Agreement
         --------------------

         Effective August 1, 2001, the Company entered into a one year consulting agreement. The consulting agreement calls for compensation of a Promissory Note or preferred stock in the face amount of $1,000,000 convertible into shares of common stock of the Company at a price of $.38 per share (see
Note 3).

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

      The following analysis of the Company's financial condition as of and for the nine months ended October 31, 2001, and October 31, 2000, should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Overview

In February 2001, the Company announced that it would redefine its business model, from Internet technology and e-commerce incubation, to focus on the promotion of sports and entertainment events. The Company began this transition by entering into a letter of intent to acquire Cedric Kushner Boxing, Inc., an international boxing promotion company.

On August 2, 2001, the Company entered into an Agreement and Plan of Merger with Zenascent Newco, Inc., a wholly owned subsidiary of the Company, Cedric Kushner Boxing, Inc., and its shareholders, Cedric Kushner and James DiLorenzo.

On September 17, 2001, the Company entered into an Amended and Restated Plan of Merger with Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., a wholly owned subsidiary of Cedric Kushner Boxing, Inc., and the shareholders of Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo. The terms of the merger, as well as the financing of the Company by third parties and a bridge loan to be made to Cedric Kushner Promotions, Ltd., each of which must occur prior to the effectiveness of the merger, are currently being negotiated.

Liquidity and Capital Resources

Our primary source of liquidity has historically consisted of sales of equity securities and high yield debt. During the nine months ended October 31, 2001, the Company privately sold an aggregate of 672,221 shares of common stock for gross proceeds of $200,000. In connection with the sales of these securities, the Company issued 788,888 common stock purchase warrants with exercise prices ranging from $.3125 to $.45 per share.

We believe that we will need to raise additional funds from either debt or equity financings in order to achieve our redefined business mission. In that regard, the Company must finalize a private financing prior to the completion of the merger with Cedric Kushner Boxing, Inc.

We are currently experiencing a severe working capital deficiency and are incurring significant losses. Our loss from operations for the quarter ended October 31, 2001 was approximately $3,428,000, and for the quarter ended October 31, 2001 we incurred a net loss of approximately $3,437,000 which was primarily the result of selling, general and administrative expenses of approximately $3,428,000. At this time, we are not generating any revenues but we are incurring substantial costs and expenses.

Results of Operations

The Company incurred a net loss of approximately $3,437,000 during the quarter ended October 31, 2001 compared to net income of approximately $5,100 for the quarter ended October 31, 2000. This change is primarily the result of selling, general and administrative expenses of approximately $3,428,000 in the quarter ended October 31, 2001, of which approximately $2,236,500 was for non-cash issuances of common stock for services and other compensation.

In addition, effective August 1, 2001, the Company entered into a one year consulting agreement. The consulting agreement, which is an additional significant component of selling, general and administrative expenses of the Company for the quarter ended October 31, 2001, calls for compensation of a Promissory Note or preferred stock in the face amount of $1,000,000 convertible into shares of common stock of the Company at a price of $.38 per share.

During the nine months ended October 31, 2001, the Company issued 2,200,963 shares valued at $2,683,677 for services, other consideration and consideration for payment of debt. The Company recognized a charge of $2,509,994 in connection with the issuance of these shares for services and other consideration, of which $1,929,000 is attributable to the issuance of 1,600,000 shares in connection with consulting agreements.

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

On or about October 16, 2001, Chou.Golf Design.Labs/Inc. commenced a legal action in the United States District Court for the Southern District of New York alleging breach of a Research

Development and Consulting Contract entered into with the Company (as Hippo, Inc.) through which Chou.Golf Design.Labs/Inc. was to receive cash compensation and/or stock in exchange for providing certain services to the golf equipment business of Hippo, Inc. Chou.Golf Design.Labs/Inc. sought damages in the amount of $131,494. The Company moved to dismiss the action based upon a forum selection clause contained in the contract, which motion was granted, and the case was dismissed by Order dated December 13, 2001.

On or about December 11, 2001, Joshua Zander commenced a legal action in the Civil Court of the City of New York alleging breach of an agreement allegedly entered into with the Company (as Outlook Sports Technology, Inc.) through which Joshua Zander was to receive certain shares of stock of Outlook Sports Technology, Inc. in exchange for providing certain endorsements of golf equipment being marketed by Outlook Sports Technology, Inc. Joshua Zander seeks damages of $15,000. The Company is unable to determine what impact, if any, the resolution of this matter will have on its financial position or results of operations of the Company since the Company is now unable to evaluate the merits of the claim, because discovery has not yet been commenced.

The Company is currently involved in no other legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

Notwithstanding the foregoing, as of October 31, 2001, the Company owed approximately $2,059,000 to various creditors. Except as disclosed above, none of the aforementioned obligations have resulted in legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. Although the Company is actively pursuing adequate resolution and satisfaction of these obligations, the failure to reach an adequate resolution with these creditors may result in litigation that could have a material adverse effect on the results of operations or the financial condition of the Company and/or may force the Company to seek legal protection from its creditors under United States Bankruptcy Code.


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

  (a) Exhibits

      None.

  (b) Reports on Form 8-K

      The following Reports on Form 8-K were filed during the last quarter of the period covered by this report, and from that date to the date hereof:

         Date                           Item Reported

         September 21, 2001             Company entered into an Amended and
                                        Restated Agreement and Plan of Merger
                                        with Cedric Kushner Boxing, Inc. as of
                                        September 17, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ZENASCENT, INC.

Date: December 21, 2001                          By: /s/ Steven Angel
                                                 Steven Angel, Executive Vice
                                                 President and Secretary