Form 10KSB
period 2002-01-31
ZENASCENT INC
filed 2002-04-29
CIK 1064539

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2002

                        Commission File Number 333-89941

                                 ZENASCENT, INC.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

                     Delaware                           65-0648808
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

                         10 West 33rd Street, Suite 705
                               New York, NY 10001
               (Address of principal executive offices) (Zip Code)

                                 (212) 594-8146
                           (Issuer's telephone number)

                       Securities registered under Section
                           12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company had no net revenues from its operations for the fiscal year ended January 31, 2002.

As of April 26, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over the Counter Electronic Bulletin Board's last sale price of $1.25 on April 26, 2002) was approximately $12,143,172.

As of April 26, 2002, there were 9,764,538 shares of the registrant's common stock outstanding.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Current Events

         On February 21, 2002, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Second Restated Merger Agreement"), dated as of February 21, 2002, by and among the Company, Zenascent Newco Inc. ("Newco"), Cedric Kushner Boxing, Inc. ("CKB"), Cedric Kushner Promotions, Ltd., a wholly-owned subsidiary of CKB ("CKP"), Cedric Kushner and James DiLorenzo, which amended and restated in its entirety the Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Newco, CKB, CKP, Cedric Kushner and James DiLorenzo. See "The CKB Merger."

         Pursuant to the Second Restated Merger Agreement, Newco will merge with and into CKB, with CKB being the surviving corporation (the "Merger"). Under the terms of the Merger, the Company will acquire 100% of the capital stock of CKB in exchange for the consideration described below under "The CKB Merger."

         CKB is recognized as a leading boxing promoter in the United States and internationally. Since its inception in 1974, CKB has represented numerous world champion boxers and promoted over 300 world championship bouts. Currently, CKB promotes world champion and top contender boxers including #1 IBF Heavyweight Contender Chris Byrd.

         In addition to representing and promoting world class boxers, CKB produces and syndicates championship boxing events for distribution worldwide. CKB supplies leading television networks, including HBO, ESPN, and EuroSport, with televised events from venues across the globe.

         Zenascent's anticipated merger with CKB will mark its first step in developing a full service sports and entertainment promotion agency.

The CKB Merger

         Pursuant to the Second Restated Merger Agreement, Newco will merge with and into CKB, with CKB being the surviving corporation (the "Merger"). Under the terms of the Merger, the Company will acquire 100% of the capital stock of CKB in exchange for the issuance to the stockholders of CKB of the following consideration:

(1) at the time of the Merger, shares of preferred stock of the Company (the "Merger Preferred Stock") that are convertible into Common Stock of the Company;

(2) at the time of the Merger, a warrant to purchase Common Stock of the Company which, when added to the shares of Common Stock to be issued upon conversion of the Merger Preferred Stock, will constitute approximately 68% of the fully-diluted common equity of the Company;

(3) within thirty (30) days following the Merger, the Company is obligated to raise an additional $500,000 (the "Post-Merger Financing Amount"). If the Company does not raise all or a portion of the Post-Merger Financing Amount, the stockholders of CKB will be entitled to receive up to an additional 19,500,000 shares of Common Stock of the Company (the "Post-Merger Financing Shares"), which, when added to the merger consideration received by the stockholders of CKB at the time of the Merger, may constitute up to approximately 80% of the fully-diluted common equity of the Company.

     As of the date hereof, the Company has already raised $349,260 of the Post-Merger Financing Amount. The Company is in the process of consummating a private placement of its convertible notes and warrants to raise the remaining portion of the Post-Merger Financing Amount. The Company believes that it will raise the Post-Merger Financing Amount and does not expect that the Post-Merger Financing Shares will be issued.

     It is a condition to the Merger that the Company shall have loaned to CKP, for a period of one year and at an annual interest rate of ten percent (10%), at least $1,120,000. This condition has been satisfied through means of a loan from the Company to CKP of $525,000 and a written waiver from CKB relating to the balance of the prescribed loan amount, and therefore, the Company has met all of its pre-Merger financial obligations to CKB.

     Upon the consummation of the Merger, the Company's management and Board of Directors intend to resign and will be replaced with CKB's management and a Board of Directors that will consist of four (4) persons designated by the stockholders of CKB and one (1) person designated by the Company's present Board of Directors. Initially, Steven Angel, a current member of the Board of Directors of the Company, will remain on the Board as the one person designated by the Company's present Board of Directors. Cedric Kushner and James DiLorenzo will initially be appointed to the Board of Directors of the Company as two (2) of the four (4) persons designated by the stockholders of CKB. The remaining two
(2) directors have not yet been designated by CKB and are expected to be named shortly after the consummation of the Merger. Current directors will not resign, and the new directors will not begin their term, until the consummation of the Merger.

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

         In the first three months of the year 2000, the Company changed its management team and its business mission. On January 11, 2000, Paul H. Berger resigned from his positions as Chairman of the Company's Board of Directors and Treasurer and Jim Dodrill resigned from his positions as President, General Counsel, and Director of the Company. After a brief restructuring period, in February 2000 the Company appointed Adam Goldberg as its President and Chairman of the Board of Directors, and Steven Angel as its Secretary and Executive Vice President.

         In fiscal year 2001, the Company strove to strengthen its financial position while redefining its business mission. As of January 31, 2000, the Company owed approximately $4,523,000 to various creditors. From May 2000 to date, the Company has completed several private placements of its equity to accredited investors. The proceeds from these private placements were used to satisfy debt obligations; to supplement the Company's working capital; and to fund certain obligations related to the Merger. As of January 31, 2002, the Company has reduced its outstanding debt obligations to approximately $1,147,500.

         Also in fiscal year 2001, the Company launched a redefined business mission as an Internet technology and e-commerce incubator. The Company's business model was to provide full service venture capital incubation to promising early stage Internet companies in return for equity interests in these clients' businesses. In connection with the change in business focus, the Company formed a wholly owned Delaware subsidiary, Fusion Fund, Inc., which it merged with and into the Company on March 27, 2000, for the sole purpose of changing its name to Fusion Fund, Inc. In connection with the merger, the stock began trading under the symbol "FUFU" in place of its previous symbol "TGRA" on Friday, March 31, 2000.

         In May 2000, the Company purchased an interest in its first and only Internet incubation client, InfoActiv, Inc., a Pennsylvania corporation. In that transaction the Company purchased a $250,000 principal amount promissory note, which was converted into 1,562,500 shares of common stock of InfoActiv, Inc, in June 2000. The Company continues to maintain an equity interest in InfoActiv, Inc.

         On December 13, 2000, the Company's Board of Directors, by written consent, agreed to change the name of the company from Fusion Fund, Inc., to Zenascent, Inc. The Company agreed to this name change as part of a legal settlement with Fusion Ventures, LLC, a North Carolina limited liability company, which had filed suit alleging trademark infringement against the Company in August 2000. Shortly after the Board of Directors' approval, the Company formed a wholly owned Delaware subsidiary, Zenascent, Inc., which it merged with and into the Company for the sole purpose of changing its name to Zenascent, Inc. In connection with the merger, the stock began trading under the symbol "ZENA" in place of its previous symbol "FUFU" on or about February 2, 2001.

         On February 15, 2001 the Company entered into a letter of intent to acquire CKP. On February 16, 2001, the Company announced its intention to redefine its business model from Internet technology and e-commerce incubation to the promotion of sports and entertainment events.

         On February 21, 2002, the Company entered into the Second Restated Merger Agreement by and among the Company, Newco, CKB, CKP, Cedric Kushner and James DiLorenzo, which amended and restated in its entirety the Amended and Restated Agreement and Plan of Merger, dated as of September

17, 2001, by and among the Company, Newco, CKB, CKP, Cedric Kushner and James DiLorenzo. See "The CKB Merger."

         Pursuant to the Second Restated Merger Agreement, Newco will merge with and into CKB, with CKB being the surviving corporation. Under the terms of the Merger, the Company will acquire 100% of the capital stock of CKB in exchange for the consideration described under "The CKB Merger."

         CKB is recognized as a leading boxing promoter in the United States and internationally. Since its inception in 1974, CKB has represented numerous world champion boxers and promoted over 300 world championship bouts. Currently, CKB promotes world champion and top contender boxers including #1 IBF Heavyweight Contender Chris Byrd.

         In addition to representing and promoting world class boxers, CKB produces and syndicates championship boxing events for distribution worldwide. CKB supplies leading television networks, including HBO, ESPN, and EuroSport, with televised events from venues across the globe.

Current Operations

         The Company is scheduled immenently to consummate its intended merger with CKB, as described above, which would be the Company's first step in developing a full service sports and entertainment promotion agency.

Employees and Employee Agreements

         At April 26, 2002, the Company had two employees, Adam Goldberg and Steven Angel. No employment agreements are currently in effect which will survive after the Merger.

         Pursuant to the terms of Adam Goldberg's current employment agreement (which will not survive after the Merger), Adam Goldberg will be issued, as severance compensation upon termination, 49,000 options to purchase shares of Common Stock at an exercise price equal to $1.43. The options vest on February 21, 2003. The shares underlying the options are unregistered with piggyback registration rights and contain a cashless exercise provision.

         Pursuant to the terms of Steven Angel's current employment agreement (which will not survive after the Merger), $140,000 in cash payments shall be made to Steven Angel following the Merger (the "Severance Payments"). $70,000 of the Severance Payments will be made pro rata from the first $500,000 raised by the Company following the raising of the Post-Merger Financing Amount (the "Subsequent Financing") and the balance of the Severance Payments will be made from the next $70,000 raised by the Company after the Subsequent Financing. Pursuant to a severance provision in Steven Angel's employment agreement, Mr. Angel will also be issued 100,000 options to purchase shares of

Common Stock on the same terms and conditions as provided in Adam Goldberg's employment agreement.

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

         On or about December 11, 2001, Joshua Zander commenced a legal action in the Civil Court of the City of New York alleging breach of an agreement allegedly entered into with the Company (as Outlook Sports Technology, Inc.) through which Joshua Zander was to receive certain shares of stock of Outlook Sports Technology, Inc. in exchange for providing certain endorsements of golf equipment being marketed by Outlook Sports Technology, Inc. Joshua Zander seeks damages of $15,000. This matter will not have a material adverse effect on the Company.

         The Company is currently involved in no other legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

         Notwithstanding the foregoing, as of January 31, 2002, the Company owed approximately $1,147,500 to various creditors. Except as disclosed above, none of the aforementioned obligations have resulted in legal proceedings against the Company. Although the Company is pursuing adequate resolution and satisfaction of these obligations, the failure to reach an adequate resolution with these creditors may result in litigation that could have a material adverse effect on the results of operations or the financial condition of the Company and/or may force the Company to seek legal protection from its creditors under United States Bankruptcy Code, or may give rise to certain indemnification obligations under the Second Restated Merger Agreement.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Securities

         The Company's Class A Common Stock, par value $0.01 (the "Common Stock") has been quoted on the Over the Counter Bulletin Board since March 16, 1999 and currently trades under the symbol "ZENA." The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by Nasdaq:

Quarter ended:                                      High*             Low*

April 30, 1999 (commencing March 19, 1999)          7.250             5.750
July 31, 1999                                      10.625             6.000
October 31, 1999                                   11.906            10.312
January 31, 2000                                   14.562             9.000
April 30, 2000                                     10.750             9.030
July 31, 2000                                      11.000             3.000
October 31, 2000                                    4.000             1.500
January 31, 2001                                    1.750             0.375
April 30, 2001                                      0.562             0.250
July 31, 2001                                       1.680             0.250
October 31, 2001                                    1.940             1.050
January 31, 2002                                    1.650             1.050
April 30, 2002 (through April 26, 2002)             1.800             1.150

*Over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of April 26, 2002 there were approximately 110 holders of record of Common Stock. The Company has not paid dividends on its shares of Common Stock outstanding in the past. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.

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

         The following issuance were made as part of or in lieu of payment for services rendered to the Company in fiscal year 2002:

                                Issuance     Number
Name                            Date         of Shares    Service Type

Boulder Hill, Inc.              5-1-01       600,000      Business Consulting
Buffalo Consultants, LLC        8-1-01       400,000      Business Consulting
Sheldan Consulting, LLC         8-1-01       400,000      Financial Consulting
CMR Capital Group, LLC          8-1-01       200,000      Financial Consulting

         The following issuances were made in satisfaction of previously accrued debt in fiscal year 2002:

                        Issuance    Number
Name                    Date        of Shares        Debt Type

Mutual Bond Intl.       3-5-01       78,950          Vendor
S. Corrigan             3-7-01       17,829          Vendor
K. May                  4-17-01       8,103          Vendor
Werner Publishing       5-1-01        4,415          Vendor
Lee Corbin              10-16-01    125,000          Noteholder
Jane Trudeau            10-16-01    250,000          Noteholder
Jerry Wisotsky          11-1-01      26,667          Noteholder
Carol Fishman           11-1-01      26,667          Noteholder
Gary Markman            1-16-02     173,333          Noteholder
Boris Rubizhevsky       1-16-02     100,000          Noteholder
Elliot Davis            1-16-02      66,667          Noteholder

         In addition, the Company completed the following issuances of Common Stock pursuant to private placements of securities:

         Between March and July, 2001, the Company completed a private placement of 788,888 shares of Common Stock and 788,888 warrants to purchase Common Stock (at an exercise price of $.30 per share) to five investors, for total proceeds to the Company of $235,000.

         In July 2001, the Company completed a private placement of 135,000 shares of Series A Preferred Stock and 1,350,000 warrants to purchase Common Stock (at an exercise price of $.30 per share) for total proceeds to the Company of $405,000.

Debt Securities and Warrants

         In addition to the warrants described in the preceding section of this
Item 5, during the fiscal year ended January 31, 2002, the Company granted 400,000 warrants to purchase Common Stock (at an exercise price of $.30 per share) to Steven Angel, the Company's Executive Vice President and Secretary.

         During the fiscal year ended January 31, 2002, the Company raised $350,000 in gross proceeds from debt financings and issued promissory notes and warrants to purchase 175,000 shares of Common Stock (at an exercise price of $.50 per share) to nine investors.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The following analysis of the Company's financial condition should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Overview

         In February 2001, the Company announced that it would redefine its business model, from Internet technology and e-commerce incubation, to focus on the promotion of sports and entertainment events. The Company began this transition by entering into a letter of intent to acquire Cedric Kushner Boxing, Inc., an international boxing promotion company.

         On February 21, 2002, the Company entered into the Second Restated Merger Agreement by and among the Company, Newco, CKB, CKP, Cedric Kushner and James DiLorenzo, which amended and restated in its entirety the Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Newco, CKB, CKP, Cedric Kushner and James DiLorenzo. Pursuant to the Second Restated Merger Agreement, Newco will merge with and into CKB, with CKB being the surviving corporation. Under the terms of the Merger, the Company will acquire 100% of the capital stock of CKB in exchange for the consideration described under "The CKB Merger."

         Zenascent's anticipated merger with CKB will mark its first step in developing a full service sports and entertainment promotion agency.

Liquidity and Capital Resources

         Our primary source of liquidity has historically consisted of sales of equity securities and high yield debt. During the fiscal year ended January 31, 2002, the Company privately sold an aggregate of 788,888 shares of common stock for gross proceeds of $235,000. In connection with the sales of these securities, the Company issued 788,888 common stock purchase warrants with an exercise price of $.30 per share.

         In July 2001, the Company completed a private placement of 135,000 shares of Series A Preferred Stock and 1,350,000 warrants to purchase Common Stock (at an exercise price of $.30 per share) for total proceeds to the Company of $405,000.

         During the fiscal year ended January 31, 2002, the Company raised $350,000 in gross proceeds from debt financings and issued promissory notes and warrants to purchase 175,000 shares of Common Stock (at an exercise price of $.50 per share) to nine investors.

Results of Operations

Year Ended January 31, 2002 Compared To Year Ended January 31, 2001

         The Company incurred a net loss of approximately $2,151,000 during the year ended January 31, 2002 compared to a net loss of approximately $5,999,000 for the year ended January 31, 2001.

         Selling, general and administrative expenses were approximately $3,274,000 during the year ended January 31, 2002 compared to $5,952,000 during the year ended January 31, 2001.

         During the fiscal year ended January 31, 2002, the Company settled certain indebtedness with various creditors. These transactions have resulted in extinguishment of debt in the amount of approximately $1,413,000.

         Interest expense was approximately $48,000 during the year ended January 31, 2002 compared with interest expense of approximately $33,000 during the year ended January 31, 2001.

Year Ended January 31, 2001 Compared To Year Ended January 31, 2000

         The Company incurred a net loss of approximately $5,999,000 during the year ended January 31, 2001 compared to a net loss of approximately $5,241,000 for the year ended January 31, 2000.

         The Company abandoned its golf business in January 2000 and during March 2000 launched its redefined business mission as an Internet technology and e-commerce incubator.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the Directors and Executive Officers of the Company prior to the Merger:

Name              Age                       Position
----              ---                       --------
Adam Goldberg     37       Chairman, CEO, Treasurer and Director
Steven Angel      25       Executive Vice President, Secretary and Director

         Adam Goldberg, has been the Company's Chairman, CEO, Treasurer and a Director since 2000. Since 1993, Mr. Goldberg has been engaged in private legal practice, specializing in real estate, real estate litigation and securities law. Mr. Goldberg holds a J.D. from Brooklyn Law School and a B.A. from the State University of New York at Buffalo.

         Steven Angel has been the Company's Executive Vice President, Secretary and Director since 2000. From 1998 to 2000, Mr. Angel was the Vice President of Power Punch Promotions. From 1994 to

1998, Mr. Angel attended the University of Maryland, where he received a Bachelor of Science degree in marketing.

Appointment of New Officers and Directors in Connection with CKB Merger

         The Second Restated Merger Agreement provides that upon the consummation of the Merger, the Company's management and Board of Directors will resign and will be replaced with CKB's management and a Board of Directors that will consist of four (4) persons designated by the stockholders of CKB and one
(1) person designated by the Company's present Board of Directors. It is intended that Steven Angel will remain on the Board as the one person designated by the Company's present Board of Directors and that Cedric Kushner and James DiLorenzo will initially be appointed to the Board of Directors of the Company as two (2) of the (4) persons designated by the stockholders of CKB. Set forth below is certain information with respect to Messrs. Kushner and DiLorenzo:

         Cedric Kushner, 53, would become a director and president of the Company upon consummation of the Merger. Mr. Kushner has served as president of CKB and its predecessor companies, CKP and Cedric Kushner Productions, Ltd. since 1974. From 1974 to 1982, Mr. Kushner was one of the premier rock `n' roll promoters in the United States. He promoted the likes of Steppenwolf, Fleetwood Mac, Bob Segar, Rod Stewart, Journey, Joni Mitchell and the Rolling Stones. Since 1982, Mr. Kushner has steadily established himself as a major force in the world of boxing. Currently, CKB promotes world champion and top contender boxers including #1 IBF Heavyweight Contender Chris Byrd.

         James DiLorenzo, 37, would become a director, executive vice president, secretary and treasurer of the Company upon consummation of the Merger. Mr. DiLorenzo joined CKP in 1991 and became a partner in 1998. Mr. DiLorenzo has served as executive vice president, secretary and treasurer of CKB and CKP since 1999 and 1998, respectively. Mr. DiLorenzo created the popular "Heavyweight Explosion" and "Thunderbox" series and is currently the head of all of CKP's media endeavors. Mr. DiLorenzo also manages CKP's international and domestic television distribution.

Committees of the Board of Directors

         The Board of Directors currently consists of Adam Goldberg and Steven Angel and does not currently have a Compensation Committee or an Audit Committee. Subsequent to the Merger, the Board of Directors intends to establish and form a Compensation Committee and Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during the fiscal year ended January 31, 2002, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during such fiscal year, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer for each of those years and any officer of the Company who earned in excess of $100,000 in any of the last three fiscal years.

Summary Compensation Table

                                                       Restricted    Securities          All Other
NAME AND                                               Stock         Underlying LTIP     Compen-
PRINCIPAL POSITION           YEAR    SALARY    BONUS   Award(s)(2)   Options    Payouts  sation
------------------           ----    ------    -----   ------------  -------    -------  ------
Adam Goldberg                2001   $ 12,000       ---  $  9,300       ---       ---       ---
  Chairman of the Board and  2000        ---  $ 15,000  $  1,500       ---       ---       ---
  Chief Executive Officer    1999        ---       ---       ---       ---       ---       ---

Steven Angel                 2001   $ 84,000       ---  $ 46,500       ---       ---       ---
  Secretary and              2000   $ 45,500       ---  $  5,250       ---       ---       ---
  Executive Vice President   1999        ---       ---       ---       ---       ---       ---

Paul H. Berger               2001        ---       ---       ---       ---       ---       ---
  Chairman of the Board and  2000   $ 30,000       ---       ---       ---       ---       ---
  Chief Executive Officer    1999   $ 31,249       ---       (1)       ---       ---       ---

Gary M. Treater              2001        ---       ---       ---       ---       ---       ---
  Executive Vice President   2000   $ 12,826       ---  $ 12,826       ---       ---       ---
                             1999   $115,434       ---       ---       ---       (3)       ---

Neal J. Cohen                2001        ---       ---       ---       ---       ---       ---
  Vice President Apparel     2000   $109,100       ---  $ 40,963       ---       ---       ---
  Operations                 1999   $101,700       ---       ---       ---       (4)       ---

--------------------------------------------------------------------------------

(1)      Mr. Berger deferred an additional $93,751.
(2)      Representing value of shares of restricted stock, at date of grant.
(3)      Mr. Treater deferred an additional $25,652.
(4)      Mr. Cohen deferred an additional $33,900.

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

         The 1998 Incentive and Non-Qualified Stock Option Plan (the "1998 Plan" and collectively with the 1996 Plan, the "Plans") was adopted by the Board of Directors and the shareholders of the Company in June 1998. Under the 1998 Plan, 800,000 shares of Class A Common Stock have been reserved for issuance upon exercise of options designated as either (i) ISOs under the Code, or (ii) non-qualified options. ISOs may be granted under the 1998 Plan to employees and officers of the Company. Non-qualified options may be granted to consultants and other persons who render services to the Company or any subsidiary corporation of the Company (whether or not they are employees), and to all directors of the Company.

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

Stock Option Grants and Exercises

         Pursuant to the Company's 1998 Employee Stock Option Plan, on or about February 15, 2001, Adam Goldberg was issued 30,000 options to purchase shares of Common Stock at an exercise price of $0.34. The options vested immediately. The shares underlying the options are registered and contain a cashless exercise provision. These options expire in 7 years.

         Pursuant to the Company's 1998 Employee Stock Option Plan, Steven Angel was issued 12,500 options to purchase shares of Common Stock each month during the period of February 2001 through January 2002 for a total of 150,000 options. The options have exercise prices ranging from $0.23 to $1.44. The options vested immediately. The shares underlying the options are registered and contain a cashless exercise provision. These options expire in 7 years.

         Pursuant to severance provisions contained in his employment agreement, Adam Goldberg will be issued 49,000 options to purchase shares of Common Stock at an exercise price equal to $1.43. The options vest on February 21, 2003. The shares underlying the options are unregistered with piggyback registration rights and contain a cashless exercise provision. These options expire in 5 years. Pursuant to a severance provision in the employment agreement of Steven Angel, he will also be issued 100,000 options on the same terms and conditions as provided in Adam Goldberg's employment agreement.

Employment Agreements

         No employment agreements are currently in effect which will survive after the Merger. However, as noted in the "Stock Option Grants and Exercises"
section immediately above, pursuant to the terms of Adam Goldberg's current employment agreement (which will not survive after the Merger), Adam Goldberg will be issued 49,000 options to purchase shares of Common Stock at an exercise price equal to $1.43. The options vest on February 21, 2003. The shares underlying the options are unregistered with piggyback registration rights and contain a cashless exercise provision.

         Pursuant to the terms of Steven Angel's current employment agreement (which will not survive after the Merger), $140,000 in cash payments shall be made to Steven Angel following the Merger (the "Severance Payments"). $70,000 of the Severance Payments will be made pro rata from the first $500,000 raised by the Company following the raise of the Post-Merger Financing Amount (the "Subsequent Financing") and the balance of the Severance Payments will be made from the next $70,000 raised by the Company after the Subsequent Financing. As noted in the "Stock Option Grants and Exercises" section immediately above, pursuant to a severance provision in Steven Angel's employment agreement, Mr. Angel will also be issued 100,000 options to purchase shares of Common Stock on the same terms and conditions as provided in Adam Goldberg's employment agreement.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

     The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock immediately prior to the Merger, by:

o each person known to beneficially own more than five percent of any class of the Company's voting stock;

o    each director and officer of the Company; and

o    all directors and executive officers as a group.

     Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the capital stock owned by them.

Weighted
Name and Address (1)         Class of                                 Percent
of Beneficial Owner (2)      Stock                   Shares          of Class
-----------------------      -----                   ------          --------
Adam Goldberg                Common                  45,000(2)           .46

Steven Angel                 Common                 185,000(2)          1.87

Elliot Davis                 Series A Preferred     135,000           100.00
                             Common               1,350,000(2)         12.15

Directors and Officers       Common                 230,000(2)          2.31
as a group (2 persons)

(1) The address for Adam Goldberg and Steven Angel is c/o Zenascent, Inc., 10 West 33rd Street, Suite 705, New York, New York 10001. The address for Elliot Davis is c/o CSI 7250 West Palmetto Park Road, Suite 106, Boca Raton, Florida.

(2) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Exchange Act. This definition includes the right to acquire beneficial ownership of a security within 60 days, including, but not limited to the right to exercise any option or warrant. In particular, Adam Goldberg currently owns 15,000 shares of Common Stock and holds vested options that are convertible into 30,000 shares of Common Stock. Steven Angel currently owns 35,000 shares of Common Stock and holds vested options that are convertible into 150,000 shares of Common Stock. Elliot Davis holds no shares of Common Stock and holds a warrant exercisable for 1,350,000 shares of Common Stock.

     The following table sets forth certain information with respect to what the beneficial ownership of the Company's capital stock would be immediately after the Merger, by:

o each person who will be known to beneficially own more than five percent of any class of the Company's voting stock;

o each director and officer of the Company (including proposed directors and officers); and

o    all directors and executive officers as a group.

     Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the capital stock owned by them.

Weighted
Name and Address (1)         Class of                       Percent        Voting
of Beneficial Owner (2)      Stock          Shares         of Class     Percentage(4)
-----------------------      -----          ------         --------     -------------
Adam Goldberg                Common          45,000(2)      0.30(3)          0.08

Steven Angel                 Common         185,000(2)      1.22(3)          0.31

Elliot Davis                 Series A       135,000         100.00           2.28
                             Preferred

                             Common       1,350,000(5)      8.92(3)          2.28

James DiLorenzo              Series B        59,963         15.00           10.12


                             Preferred

                             Series C         5,585(7)      20.00            0.94
                             Preferred

Cedric Kushner               Series B       339,789         85.00           57.34
                             Preferred

Livingston Investments, LLC  Series C        22,337(7)      80.00            3.77
                             Preferred

                             Common       1,000,000(6)      6.61(3)          1.69

All officers and directors   Common         185,000         1.22(3)          0.31
after completion of the
Merger (8)                   Series B       399,752         100.00          67.46
                             Preferred

                             Series C         5,585(7)      20.00            0.94
                             Preferred

--------------------------------------------------------------------------------

(1) The address for Adam Goldberg and Steven Angel is c/o Zenascent, Inc., 10 West 33rd Street, Suite 705, New York, New York 10001. The address for Elliot Davis is c/o CSI 7250 West Palmetto Park Road, Suite 106, Boca Raton, Florida. The address for James DiLorenzo and Cedric Kushner is 1 Montauk Highway, Southampton, New York 11968. The address for Livingston Investments, LLC is c/o Law Offices of Harrison K. Chauncey, Jr., 241 Bradley Place, Palm Beach, Florida 33480.

(2) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Exchange Act. This definition includes the right to acquire beneficial ownership of a security within 60 days, including, but not limited to the right to exercise any option or warrant. In particular, Adam Goldberg currently owns 15,000 shares of Common Stock and holds vested options that are convertible into 30,000 shares of Common Stock. Steven Angel currently owns 35,000 shares of Common Stock and holds vested options that are convertible into 150,000 shares of Common Stock.

(3) For purposes of calculating the percentage ownership of Common Stock, these calculations are based upon a pool of 15,138,480 possible shares of Common Stock, which includes the following: 9,764,538 shares of the Company's Common Stock currently outstanding; warrants to acquire 4,007,438 shares of Common Stock; vested options to acquire 196,832 shares of Common Stock; and securities issued in a pre-Merger financing, which shall be convertible into no more than 1,169,672 shares of Common Stock.

(4) Since each share of Series A Preferred Stock is entitled to 10 votes in the same voting pool as the holders of Common Stock and each share of Series B and Series C Preferred Stock is entitled to 100 votes in the same voting pool as the holders of Common Stock, calculations are also presented as a "Weighted Voting Percentage" representing the weighted voting control of each person listed in the table set forth above in respect of the collective voting pool. For purposes of calculating the Weighted Voting Percentage, these calculations are based upon the following: 9,764,538 shares of the Company's Common Stock; warrants to acquire 4,007,438 shares of Common Stock; vested options to acquire 196,832 shares of Common Stock; securities issued in a pre-Merger financing, which shall be convertible into no more than 1,169,672 shares of Common Stock; 135,000 shares of Series A Preferred Stock which are convertible into 1,350,000 shares of Common Stock; approximately 399,752 shares of Series B Preferred Stock to be issued as merger consideration, which are convertible into 39,975,200 shares of Common Stock; and 27,922 shares of Series C Preferred Stock to be issued as merger consideration which are convertible into 2,792,200 shares of Common Stock. Therefore, immediately following the Merger, the total number of possible votes on an as-converted basis is 59,255,880.

(5) Pursuant to the terms of a warrant held by Elliot Davis, Mr. Davis is entitled to purchase 1,350,000 shares of Common Stock.

(6) At the time of the Merger, Livingston Investments, LLC shall receive a warrant to purchase 1,000,000 shares of Common Stock.

(7) Each holder of Series C Preferred Stock may, at any time at the sole option of the holder, convert each share of the Series C Preferred Stock into 100 shares of Common Stock, provided, however, that only one-half of the total number of shares constituting the Series C Preferred Stock shall be convertible into shares of Common Stock within the first three years following the filing of the Series C Certificate of Designation.

(8) Only 2 of the 4 authorized board members to be selected by CKB have been designated by the stockholders of CKB. CKB is authorized to designate an additional 2 board members.

         Promptly following the Merger, the Company shall use its best efforts to file and mail to its stockholders a proxy statement as required by the Exchange Act seeking approval of an amendment to its certificate of incorporation to (i) increase the authorized number of shares to 100 million;
(ii) change the name of the Company from "Zenascent, Inc." to "CKP, Inc." and
(iii) effect a reverse stock split so that the total number of outstanding shares of Common Stock following such reverse split will be between 15 and 20 million shares.

Item 12. CERTAIN TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1*     Articles of Incorporation of the Registrant
3.2*     By-laws of Registrant
4.1*     Specimen Common Stock Certificate
10.1*    1996 Incentive and Non-qualified Stock Option Plan
10.2* Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan
10.3* Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan
10.4*    1998 Incentive and Non-qualified Stock Option Plan
10.5* Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan
10.6* Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan

10.7* Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan
10.8* Form of Consulting Agreement between the Company and Sobel Consulting Services, LLC, dated February 2, 2000
10.9*    Form of amendment to Consulting Agreement between the Company and Gary
         A. Rogers, dated October 6, 2000.
10.10* Form of Consulting Agreement between the Company and Alsayara Trading Company, dated October 13, 2000.
10.11* Form of Employment Agreement between the Company and Steven Angel, dated January 14, 2001.
10.12* Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo.
10.13* Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.
10.14* Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.
10.15 Employment Agreement, dated as of February 1, 2001, by and between the Company and Adam Goldberg.
10.16 Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc.
10.17 Payment Agreement, effective August 1, 2001, between the Company and Summit Trading Limited.
10.18 Form of Note and Warrant Purchase Agreement, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.
10.19 Form of Promissory Note, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.
10.20 Form of Warrant to Purchase Common Stock, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.
10.21 Amendment to Employment Agreement, dated April 24, 2002, between the Company and Steven Angel.
10.22 Amendment to Employment Agreement, dated April 24, 2002, between the Company and Adam Goldberg.
10.23 Termination Agreement regarding the Consulting Agreement and Payment Agreement, dated January 30, 2002, between the Company, Investor Relations Services, Inc., and Summit Trading Limited.
10.24 Consultant Compensation Agreement, dated August 2001, between the Company, Buffalo Consultants, LLC, Sheldan Consulting LLC, and CMR Capital Group, LLC.
10.25 Form of Note and Warrant Purchase Agreement, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.
10.26 Form of Convertible Promissory Note, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.
10.27 Form of Warrant to Purchase Common Stock, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.

----------------
*   Previously filed.

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ZENASCENT, INC.


                                            By: /s/ STEVEN ANGEL
                                                --------------------------------
                                                Steven Angel, Secretary

                                            Date: April 29, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ ADAM GOLDBERG      Chairman, CEO, Treasurer,          April 29, 2002
-----------------      Director
    Adam Goldberg

/s/ STEVEN ANGEL       Executive Vice President,          April 29, 2002
----------------       Secretary, Director
    Steven Angel

                                 ZENASCENT, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page


Report of Independent Accountants                                           F-2

Balance Sheet, January 31, 2002                                             F-3

Statements of Operations, Years Ended
  January 31, 2002 and 2001                                                 F-4

Statements of Changes in Shareholders' Deficit, Years Ended
  January 31, 2002 and 2001                                                 F-5

Statements of Cash Flows, Years Ended
  January 31, 2002 and 2001                                                 F-6

Notes to Financial Statements                                               F-9

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders
Zenascent, Inc.

We have audited the accompanying balance sheet of Zenascent, Inc. as of January 31, 2002, and the related statements of operations, changes in shareholders' deficit, and cash flows for each of the two years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenascent, Inc. as of January 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and has a working capital deficiency and shareholders' deficit at January 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          WOLINETZ, LAFAZAN & COMPANY, P.C.


Rockville Centre, New York
April 18, 2002

                                 ZENASCENT, INC.
                                  BALANCE SHEET
                                JANUARY 31, 2002

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                          $       180
  Cash in escrow                                                          60,900
  Loans receivable                                                       200,000
  Deferred loan costs (net of accumulated amortization of $41,459)       126,916
                                                                     -----------
         Total Current Assets                                            387,996

Property and Equipment (net of accumulated depreciation of $938)           2,189
                                                                     -----------
                                                                     $   390,185
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                   $   608,044
  Accrued expenses                                                        45,802
  Dividend payable - Preferred stock series A                             18,642
  Notes payable                                                          475,000
                                                                     -----------
         Total Current Liabilities                                     1,147,488
                                                                     -----------

Commitments and Contingencies

Shareholders' Deficit:
  Preferred stock; $.01 par value, 4,865,000 shares authorized,
    none issued and outstanding                                                -
  Preferred stock; Series A convertible, $.01 par value, 135,000 shares authorized, issued and outstanding (liquidation preference
    of $405,000)                                                           1,350
  Common stock; Class A, $.01 par value, 15,000,000
    shares authorized; 9,908,310 shares issued                            99,083
  Common stock; Class B, $.01 par value, 5,000,000 shares
    authorized; no shares issued and outstanding                               -
  Treasury stock; 294,500 Class A shares at cost                        (251,848)
  Additional paid-in capital                                          26,255,245
  Accumulated deficit                                                (26,861,133)
                                                                     -----------
         Total Shareholders' Deficit                                    (757,303)
                                                                     -----------
                                                                     $   390,185
                                                                     ===========

The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            STATEMENTS OF OPERATIONS

                                                         Year Ended
                                                 --------------------------
                                                         January 31,
                                                 --------------------------
                                                    2002           2001
                                                 -----------    -----------
Revenues                                         $        --    $        --
                                                 -----------    -----------
Costs and expenses:
  Selling, general and administrative expenses     3,273,858      5,952,415
                                                 -----------    -----------
         Total costs and expenses                  3,273,858      5,952,415
                                                 -----------    -----------
Loss from operations                              (3,273,858)    (5,952,415)
                                                 -----------    -----------

Other income (expense):
  Interest expense                                   (48,030)       (33,269)
  Interest Income                                        302            183
  Dividend income                                         --            461
  Loss on write-off of investment                   (242,000)            --
  Loss on sales of securities                             --        (13,667)
  Extinguishment of debt                           1,413,214             --
                                                 -----------    -----------
         Total other income (expense)              1,123,486        (46,292)
                                                 -----------    -----------
Net loss                                         $(2,150,372)   $(5,998,707)
                                                 ===========    ===========
Weighted average common shares outstanding         8,142,992      5,963,281
                                                 ===========    ===========

Loss applicable to common stock:
  Net loss                                       $(2,150,372)   $(5,998,707)
  Preferred stock dividend - Series A                (18,642)            --
                                                 -----------    -----------
Loss applicable to common stock                  $(2,169,014)   $(5,998,707)
                                                 ===========    ===========
Net loss per common share - basic                $      (.27)   $     (1.01)
                                                 ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                YEARS ENDED JANUARY 31, 2001 AND JANUARY 31, 2002


                                            Preferred Stock                Common Stock
                                     ---------------------------   ----------------------------
                                        Shares         Amount         Shares          Amount
                                     ------------   ------------   ------------    ------------
Balance, February 1, 2000                      --   $         --      5,178,097    $     51,781

Issuance of common stock                       --             --        194,735           1,947

Stock based compensation                       --             --             --              --

Cancellation of indebtedness to
  stockholders and former officers             --             --             --              --

Issuance of common stock for
  payment of services and other                --             --      1,041,500          10,415

Issuance of common stock for
  services -  related parties                  --             --         59,000             590

Issuance of common stock for
  payment of note payable                      --             --         16,667             167

Issuance of common stock
  purchase warrants                            --             --             --              --

Issuance of common stock on
  exercise of  stock options and
  warrants                                     --             --        252,551           2,526

Treasury stock, 15,500 shares                  --             --             --              --

Expenses of stock offerings                    --             --             --              --

Retirement of treasury shares                  --             --       (100,758)         (1,008)

Net loss                                       --             --             --              --
                                     ------------   ------------   ------------    ------------
Balance, January 31, 2001                      --             --      6,641,792          66,418

Issuance of common stock                       --             --        788,888           7,889

Issuance of preferred stock,
  series A                                135,000          1,350             --              --

Stock based compensation                       --             --             --              --

Issuance of common stock as
  consideration for accrued
  liabilities                                  --             --        109,297           1,093

Issuance of common stock for
  payment of services                          --             --      1,600,000          16,000

Issuance of common stock for
  payment of notes payable                     --             --        768,333           7,683

Treasury stock, 104,000 shares                 --             --             --              --

Deferred loan costs                            --             --             --              --

Dividend on preferred stock,
  series A                                     --             --             --              --

Net loss                                       --             --             --              --
                                     ------------   ------------   ------------    ------------
Balance, January 31, 2002                 135,000   $      1,350      9,908,310    $     99,083
                                     ============   ============   ============    ============

                                                      Additional                         Total
                                      Treasury         Paid in       Accumulated     Shareholders'
                                        Stock          Capital         Deficit          Deficit
                                     ------------    ------------    ------------    ------------
Balance, February 1, 2000            $    (50,550)   $ 14,371,584    $(18,712,054)   $ (4,339,239)

Issuance of common stock                       --       1,288,214              --       1,290,161

Stock based compensation                       --         300,000              --         300,000

Cancellation of indebtedness to
  stockholders and former officers             --       1,083,993              --       1,083,993

Issuance of common stock for
  payment of services and other                --       5,140,554              --       5,150,969

Issuance of common stock for
  services -  related parties                  --         256,170              --         256,760

Issuance of common stock for
  payment of note payable                      --           5,033              --           5,200

Issuance of common stock
  purchase warrants                            --          14,437              --          14,437

Issuance of common stock on
  exercise of  stock options and
  warrants                             (1,106,377)      1,103,851              --              --

Treasury stock, 15,500 shares            (116,298)             --              --        (116,298)

Expenses of stock offerings                    --        (177,901)             --        (177,901)

Retirement of treasury shares           1,106,377      (1,105,369)             --              --

Net loss                                       --              --      (5,998,707)     (5,998,707)
                                     ------------    ------------    ------------    ------------
Balance, January 31, 2001                (166,848)     22,280,566     (24,710,761)     (2,530,625)

Issuance of common stock                       --         227,111              --         235,000

Issuance of preferred stock,
  series A                                     --         403,650              --         405,000

Stock based compensation                       --          20,000              --          20,000

Issuance of common stock as
  consideration for accrued
  liabilities                                  --         116,700              --         117,793

Issuance of common stock for
  payment of services                          --       1,913,000              --       1,929,000

Issuance of common stock for
  payment of notes payable                     --       1,179,485              --       1,187,168

Treasury stock, 104,000 shares            (85,000)             --              --         (85,000)

Deferred loan costs                            --         133,375              --         133,375

Dividend on preferred stock,
  series A                                     --         (18,642)             --         (18,642)

Net loss                                       --              --      (2,150,372)     (2,150,372)
                                     ------------    ------------    ------------    ------------
Balance, January 31, 2002            $   (251,848)   $ 26,255,245    $(26,861,133)   $  (,757,303)
                                     ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            STATEMENTS OF CASH FLOWS

                                                                          Year Ended
                                                                  --------------------------
                                                                          January 31,
                                                                  --------------------------
                                                                     2002           2001
                                                                  -----------    -----------
Operating activities:
  Net (loss)                                                      $(2,150,372)   $(5,998,707)
                                                                  -----------    -----------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                    42,084         14,751
      Loss on write-off of investment                                 242,000             --
      Stock issued for services and other consideration             2,717,745      5,407,730
      Stock based compensation                                         20,000        300,000
      Stock issued for payment of note payable                             --        (24,800)
      Extinguishment of debt                                       (1,413,214)            --
      Changes in operating assets and liabilities:
        (Increase) in prepaid expenses and other current assets       (34,974)           (26)
        (Increase) decrease in deposits                                 4,058         (4,058)
        (Decrease) in accounts payable and accrued liabilities       (115,795)      (666,820)
                                                                  -----------    -----------
         Total adjustments                                          1,461,904      5,026,777
                                                                  -----------    -----------
Net cash (used) in operating activities                              (688,468)      (971,930)
                                                                  -----------    -----------
Investing activities:
  Increase in cash in escrow                                          (60,900)            --
  Purchase of note receivable                                              --       (250,000)
  Capital expenditures                                                     --         (3,127)
                                                                  -----------    -----------
Net cash (used) in investing activities                               (60,900)      (253,127)
                                                                  -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                            Year Ended
                                                    --------------------------
                                                            January 31,
                                                    --------------------------
                                                       2002           2001
                                                    -----------    -----------
Financing activities:
  Payments to line of credit                        $        --    $   (34,984)
  Payments to stockholder on loan                       (25,000)            --
  Proceeds from issuance of notes payable               390,000        125,000
  Repayment of notes payable                            (15,000)            --
  Proceeds from sale of preferred stock                 405,000             --
  Merger related advances                              (200,000)            --
  Proceeds from sale of common stock                    235,000      1,290,159
  Expenses of stock offerings                                --       (177,901)
  Purchase of treasury stock                            (85,000)      (116,298)
                                                    -----------    -----------
Net cash provided by financing activities               705,000      1,085,976
                                                    -----------    -----------
Net (decrease) in cash and cash equivalents             (44,368)      (139,081)

Cash and cash equivalents, beginning of period           44,548        183,629
                                                    -----------    -----------
Cash and cash equivalents, end of period            $       180    $    44,548
                                                    ===========    ===========

Supplemental disclosure of cash flow information:

  Cash paid for interest                            $        --    $        --
                                                    ===========    ===========
  Cash paid for income taxes                        $        --    $        --
                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                             Year Ended
                                                       -----------------------
                                                             January 31,
                                                       -----------------------
                                                          2002         2001
                                                       ----------   ----------
Supplemental disclosure of cash flow information:

Supplemental disclosure of non-cash investing and financing activities:

Cashless exercise of 252,551 common stock warrants     $       --   $1,106,377
                                                       ==========   ==========

Issuance of 10,000 shares of common stock as
  consideration for accrued liabilities                $       --   $   83,720
                                                       ==========   ==========

Conversion of note receivable into other investments   $       --   $  250,000
                                                       ==========   ==========

Cancellation of indebtedness to two stockholders
  and former officers                                  $   50,615   $1,083,993
                                                       ==========   ==========

Other investments as consideration for settlement
  with creditor                                        $    8,000   $       --
                                                       ==========   ==========

Issuance of 994,297 shares of common stock as
  consideration for payment of accounts payable,
  accrued expenses and notes payable                   $  400,185   $       --
                                                       ==========   ==========
Series A preferred stock dividends accrued             $   18,642   $       --
                                                       ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 1 - Organization and Basis of Presentation

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

         In February 2001 the Company announced that it would redefine its business model, to focus on the promotion of sports and entertainment events. The Company has begun this transition by entering into an agreement to acquire Cedric Kushner Promotions, Ltd., an international boxing promotion company. Under the tentative agreement, the Company will acquire Cedric Kushner Promotions, Ltd. as a wholly-owned subsidiary in exchange for a majority ownership of the Company and an undisclosed monetary sum. In September 2001 the Company entered into the Amended and Restated Agreement and Plan of Merger. This agreement was amended in its entirety on February 21, 2002 (see Note 10).

         In July 2001 the Company formed Zenascent Newco, Inc., a Delaware corporation, as a wholly owned subsidiary. During the year ended January 31, 2002, Zenascent Newco, Inc. had no operations and at January 31, 2002 had no assets or liabilities. Accordingly, the accompanying financial statements are presented as unconsolidated.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception in 1996 through January 31, 2002, the Company has incurred recurring losses of approximately $26,861,000 and has not generated cash from its operating activities. Additionally, at January 31, 2002, the Company had a shareholders' deficit of approximately $757,000 and its current liabilities exceeded its current assets by approximately $759,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (i) achieving sufficiently profitable operations and (ii) obtaining adequate financings. These financial statements do not reflect any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The Company has been funding its operations principally through debt and equity financings. The Company will need to continue to fund its operations in this manner until it achieves sufficiently profitable operations. The Company has negotiated with certain creditors by converting debt into common stock. The Company plans to eliminate the going concern uncertainty by (i) raising additional funds through debt and/or equity financings and (ii) by closing the Second Restated Merger Agreement (see Note 10). The achievement and/or success of these planned measures, however, cannot be determined at this time.

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 2 - Summary of Significant Accounting Policies

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

         Deferred Loan Costs

         Costs associated with the Company's debt financing transactions have been capitalized. Such costs are being amortized over the duration of the related loans.

         Property and Equipment

         Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which approximate 5 years.

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

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

         Loss Per Common Share

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

         Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including cash and cash equivalents, loans receivable, accounts payable, accrued expenses, notes payable and other accrued liabilities approximated fair value because of the short maturity of these instruments.

         Revenue Recognition

         The Company uses the accrual method of accounting.

         Reclassifications

         Certain items in these financial statements have been reclassified to conform to the current period presentation.

NOTE 3 - Property and Equipment

         Property and equipment consist of the following:

         Office equipment                                              $ 3,127
         Less:  Accumulated depreciation                                   938
                                                                       -------
                                                                       $ 2,189
                                                                       =======

         Depreciation expense was $625 and $313 for the years ended January 31, 2002 and 2001, respectively.

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 4 - Loans Receivable

         Loans receivable represent unsecured advances made to Cedric Kushner Promotions, Ltd. The loans bear interest at 10% per annum and are due January 31, 2003.


NOTE 5 - Notes Payable

         Notes payable consist of the following:
           Unsecured notes payable, originally due September
             1998.  These notes are in default.                         $125,000
           Unsecured notes payable, interest at 10.0% per annum,
             due 120 days from the date of the notes, such maturity
             dates ranging from April 2002 to May 2002. This financing
             is part of the pre-merger financing pursuant to the
             Second Restated Merger Agreement (see Note 10).        (a)  350,000
                                                                        --------
                                                                        $475,000
                                                                        ========

         (a) The Company granted common stock purchase warrants to the noteholders at the rate of 1 warrant for $2 principal debt. These warrants have an exercise price of $.50 per share and have a 5 year term with piggy-back registration rights. For the year ended January 31, 2002, the Company recorded $131,875 in non-cash financing costs relating to these warrants.

              In the event the principal amount of the note plus unpaid interest, is not paid on or before the maturity date, the Company has an additional 30 calendar days in which to pay off the principal and accrued interest. In the event payment is not made in full on or before the 150th calendar day after the date of the note, the noteholder shall convert the outstanding principal and interest into that number of shares of the Company's common stock equal to the outstanding principal and interest, divided by 85% of the 5 day average closing bid price of the Company's common stock for the 5 trading day period immediately proceeding the 150th calendar day after the date of the note.


NOTE 6 - Shareholders' Deficit

         Common Stock

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

         During the year ended January 31, 2001, the Company issued 218,000 shares of common stock for services and other compensation. The Company recognized a charge of $1,930,636 in the current period in connection with the issuance of these shares.

                                 ZENASCENT, INC.
                            (F/K/A FUSION FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 6 - Shareholders' Deficit (Continued)

         Common Stock (Continued)

         During the year ended January 31, 2001, the Company privately sold an aggregate of 194,735 shares of common stock for gross proceeds of $1,290,161. The Company netted $1,112,260 after offering expenses of $177,901.

         During the year ended January 31, 2001 the Company issued 20,000 shares of common stock to related parties for services and other compensation. The Company recognized a charge of $57,500 during the current period in connection with issuance of these shares.

         During the year ended January 31, 2001, the Company purchased 15,500 shares of common stock for $116,298. Such shares have been recorded as treasury stock.

         In November 2000 the Company issued 400,000 shares of common stock to a consultant for services. The Company recognized a charge of $600,000 during the year ended January 31, 2001 in connection with the issuance of these shares.

         The Company issued 250,000 shares of common stock to a consultant for services pursuant to the terms of a consulting agreement dated October 13, 2000. The Company recognized a charge during the year ended January 31, 2001 of $195,250 in connection with the issuance of these shares.

         The Company recorded cancellation of indebtedness to two stockholders and former officers in the amount of $1,083,993 as of January 31, 2001.

         During the year ended January 31, 2002, the Company issued 2,477,630 shares of common stock valued at $3,233,961 for services, other consideration and consideration for payment of debt. The Company recognized a charge of $2,717,745 in connection with the issuance of these shares for services and other consideration, of which $1,929,000 is attributable to the issuance of 1,600,000 shares in connection with consulting agreements.

         During the year ended January 31, 2002, the Company privately sold an aggregate of 788,888 shares of common stock for gross proceeds of $235,000. In connection with the sales of these securities, the Company issued 788,888 common stock purchase warrants with an exercise price of $.30 per share.

         In April 2001 the Company purchased 104,000 shares of common stock for $85,000. Such shares have been recorded as treasury stock.

         Preferred Stock

         The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of Preferred Stock in series and any, at the time of issuance, determine the rights, preferences and limitations of each series. The holders of Preferred Stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. The Board of Directors could issue Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of Common Stock and could be certain anti-takeover effects.

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002


NOTE 6 - Shareholders' Deficit (Continued)

         Preferred Stock (Continued)

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

         Common Stock Warrants

         The Company has issued warrants to purchase shares of its common stock as follows:

                                                                     Warrants
                                                          -----------------------------
                                                                        Weighted Average
                                                            Shares       Exercise Price
                                                          ---------      --------------
BALANCE, FEBRUARY 1, 2000                                 4,103,327         $  5.87
Warrants issued in connection with consulting
  agreements                                                 50,000            5.00
Warrants issued as commissions on sale of common
  stock                                                     128,408            5.00
Warrants issued in connection with debt financings           62,500             .40
Warrants issued to advisory board                           105,000           10.78
Warrants exercised                                         (252,551)          (4.38)
                                                          ---------         -------
BALANCE, JANUARY 31, 2001                                 4,196,684            5.88
Warrants issued in connection with sale of common
  stock                                                     788,888             .30
Warrants issued to an officer                               400,000             .45
Warrants issued in connection with debt financings           20,000             .40
Warrants issued in connection with sale of preferred
  stock                                                   1,350,000             .30
Warrants issued in connection with debt financings          175,000             .50
Warrants expired                                            (13,750)            .75
                                                          ---------         -------
BALANCE, JANUARY 31, 2002                                 6,916,822         $  3.70
                                                          =========       =========

         In March 2002 an aggregate of approximately 3,290,000 warrants primarily with exercise prices of $6.67 and $7.25 expired.

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

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 6 - Shareholders' Deficit (Continued)

         Common Stock Options (Continued)

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

         The Company has issued various stock options to employees and consultants. The options' vesting period varies from full vesting upon issuance of options to vesting over a three year period. A summary of the Company's stock options activity is as follows:

                                                Options
                               ----------------------------------------------
                               Number of      Price Range    Weighted Average
                                Shares         Per Share      Exercise Price
                                ------         ---------      --------------
BALANCE, FEBRUARY 1, 2000        16,832      $.225 - $6.00      $     1.45
Granted                               -                  -               -
                                -------      -------------      ---------
BALANCE, JANUARY 31, 2001        16,832       .225 -  6.00            1.45
Granted (1)                     180,000        .23 -  1.44             .69
                                -------      -------------      ---------
BALANCE, JANUARY 31, 2002       196,832      $.225 - $6.00      $      .75
                                =======

(1) These options were granted to two officers.


         Options outstanding and exercisable by price range as of January 31, 2002:

                           Outstanding      Exercisable      Weighted Average
Exercise Price Range         Shares           Shares          Exercise Price
--------------------         ------           ------          --------------
$    0.225                    7,166             7,166             $ 0.225
      0.72                    6,666             6,666               0.720
      6.00                    3,000             3,000               6.000
  .23-1.44                  180,000           180,000                .690
----------                  -------           -------             -------
$.225-6.00                  196,832           196,832             $  .750
                            =======           =======

         The Company recognized stock-based compensation expense of $20,000 and $300,000 during the years ended January 31, 2002 and 2001, respectively, relating to options or warrants granted to employees or consultants with exercise prices below the estimated fair market value of the Company's common stock at the date of grant. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provision of SFAS 123. Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value for the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; volatility factor of the expected market price of the Company's common stock of 50%; and a weighted-average expected life of the option, after the vesting period, of 7 years.

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 6 - Shareholders' Deficit (Continued)

         Common Stock Options (Continued)

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Had compensation cost for stock options granted been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increase to the pro forma amounts indicated below:

                                                              Year Ended
                                                     --------------------------
                                                              January 31,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
Net loss applicable to common stock - as reported    $(2,169,014)   $(5,998,707)
Net loss applicable to common stock - pro forma      $(2,331,020)   $(6,088,312)
Loss per share - as reported Basic                   $      (.27)   $     (1.01)
Loss per share - pro forma Basic                     $      (.29)   $     (1.02)

         The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years due to the various vesting schedules.

NOTE 7 - Extinguishment of Debt

         During the year ended January 31, 2002 the Company settled certain indebtedness with various creditors. These transactions have been reported in other income as extinguishmant of debt in the amount of $1,413,214.

NOTE 8 - Income Taxes

         The Company is subject to federal, state and local income taxes but has not incurred a liability for such taxes due to losses incurred. As of January 31, 2002 the Company had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $16,012,000. This NOLC is available to offset future federal taxable income, if any, through 2016. Limitations on the utilization of the Company's net operating tax loss carryforwards could result in the event of certain changes in the Company's ownership.

         The Company had deferred tax assets of approximately $6,404,000 at January 31, 2002, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding the future realization of the net operating loss carryforwards.

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 9 - Commitments and Contingencies

         Legal

         On or about October 16, 2001, a vendor commenced a legal action in the United States District Court for the Southern District of New York alleging breach of a Research Development and Consulting Contract entered into with the Company through which the vendor was to receive cash compensation and/or stock in exchange for providing certain services to the golf equipment business of the Company. The vendor sought damages in the amount of $131,494. The Company moved to dismiss the action based upon a forum selection clause contained in the contract, which motion was granted, and the case was dismissed by Order dated December 13, 2001.

         The Company is involved in legal proceedings and claims which arise in the ordinary course of its business. Management believes that the outcome of such litigation and claims will not result in any material adverse effect on the Company's financial position or results of operations.

Termination of Consulting Agreement

         During the quarter ended October 31, 2001, the Company entered into a consulting agreement with a consultant. This agreement called for consulting fees of $1 million. On January 30, 2002, this consulting agreement was terminated by mutual agreement of both parties. No services were performed and no fees were paid under the agreement.


NOTE 10 - Subsequent Events

         On February 21, 2002, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Second Restated Merger Agreement"), dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., a Delaware corporation and the wholly-owned subsidiary of the Company ("Newco"), Cedric Kushner Boxing, Inc. ("CKB"), Cedrick Kushner Promotions, Ltd., a New York Corporation and the wholly-owned subsidiary of CKB ("CKP"), Cedrick Kushner ("Kushner") and James DiLorenzo ("DiLorenzo"), which amended and restated in its entirety the Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Newco, CKB, CKP, Kushner and DiLorenzo (the "First Restated Merger Agreement").

         Pursuant to the Second Restated Merger Agreement, CKB will merge with a wholly-owned Delaware corporation subsidiary of the Company, with CKB being the surviving corporation (the "Merger"). Under the terms of the Merger, the Company will acquire 100% of the capital stock of CKB in exchange for the issuance to the stockholders of CKB of the following consideration:

         1. at the time of the Merger, shares of preferred stock of the Company (the "Merger Preferred Stock") that are convertible into common stock of the Company;

         2. at the time of the Merger, certain stockholders of CKB shall receive a warrant to purchase common stock of the Company which, when added to the shares of common stock to be issued upon conversion of the Merger Preferred Stock, will constitute approximately 68% of the fully-diluted common equity of the Company;

         3. within thirty (30) days following the Merger, the Company is obligated to raise an additional $500,000 (the "Post-Merger Financing Amount"). If the Company does not raise all or a portion of the Post-Merger Financing Amount, the stockholders of CKB will be entitled to receive up to an additional 19,500,000 shares of common stock of the Company, which, when added to the merger consideration received by the stockholders of CKB at the time of the Merger, will constitute up to approximately 80% of the fully-diluted common equity of the Company.

                                 ZENASCENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002

NOTE 10 - Subsequent Events (Continued)

         To date, the Company has raised approximately $1,153,000 of debt financings, of which $350,000 has been raised as of January 31, 2002 (see Note
5). In connection with these financings, the Company paid a placement agent fee of 8% and 10%. To date, the Company has loaned to CKP approximately $874,000 of which $200,000 was advanced as of January 31, 2002.

         The Company's management and Board of Directors intend to resign upon the consummation of the Merger and will be replaced with CKB'S management and a Board of Directors that will consist of four (4) persons designated by the stockholders of CKB and one (1) person designated by the Company's present Board of Directors.

         The Company's president will be issued upon the consummation of the Merger or upon the termination of employment 49,000 options to purchase shares of common stock at an exercise price equal to $1.43 per share. The options vest on February 21, 2003. The shares underlying the options are unregistered with piggyback registration rights and contain a cashless exercise provision.

         The Company will make $140,000 in cash payments to the Company's executive vice-president upon the consummation of the Merger or upon the termination of employment. Severance payments of $70,000 will be made pro-rata from the first $500,000 raised by the Company following the raise of the Post-Merger Financing Amount (the "Subsequent Financing") and the balance of the severance payments will be made from the next $70,000 raised by the Company after the Subsequent Financing. In addition, the Company's executive vice-president will be issued 100,000 options to purchase shares of common stock at an exercise price equal to $1.43 per share. The options vest on February 21, 2003. The shares underlying the options are unregistered with piggyback registration and contain a cashless exercise provision.