Form 10QSB
period 2002-06-30
ZENASCENT INC
filed 2002-08-19
CIK 1064539

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number: 0-25563

                                 ZENASCENT, INC.

             (Exact name of registrant as specified in its charter)



               DELAWARE                                  65-0648808
  -----------------------------------              ----------------------
    (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  1 Montauk Highway, Southampton, NY                         11968
---------------------------------------------------        ----------
      (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (631) 726-2700

Check whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes No
[X] [ ]

As of August 19, 2002, 13,708,807 shares of Common Stock were issued and outstanding.

                                    CONTENTS




                                                                                                            PAGE
                                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
      and December 31, 2001                                                                                   2

     Condensed Consolidated Statements of Operations (Unaudited) for the Three and
      Six Month Periods Ended June 30, 2002 and 2001                                                          3

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Month
      Periods Ended June 30, 2002 and 2001                                                                    4

     Notes to Unaudited Condensed Consolidated Financial Statements                                           5

Item 2.  Management's Discussion and Analysis                                                                12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   15

Item 2.  Changes in Securities and Use of Proceeds                                                           16

Item 5.  Other Information                                                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                                                    17

Signatures                                                                                                   18



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                  ZENASCENT, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,
                                                                                     2002
                                                                                  (unaudited)     December 31, 2001
 ---------------------------------------------------------------------------- ------------------- ------------------
 ASSETS
 CURRENT:
    Cash                                                                        $      781,967       $      62,419
    Accounts receivable, net of allowance of $72,100 and $21,387                       255,871             655,003
    Note receivable                                                                          -             250,000
    Other current assets                                                               128,322             152,908
 ---------------------------------------------------------------------------- ------------------- ------------------
         TOTAL CURRENT ASSETS                                                        1,166,160           1,120,330
 PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION                      271,221             211,750
 PREPAID SIGNING BONUSES, NET OF ACCUMULATED AMORTIZATION                               44,038               2,500
 PREPAID CONSULTING FEES                                                             3,101,976                   -
 ADVANCES TO RELATED PARTY                                                                   -             698,782
 PREPAID MERGER COSTS                                                                        -             257,812
 GOODWILL AND OTHER INTANGIBLES, NET                                                 6,914,973              62,500
 ---------------------------------------------------------------------------- ------------------- ------------------
                                                                                $   11,498,368         $ 2,353,674
 ---------------------------------------------------------------------------- ------------------- ------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                        $   4,954,660         $ 1,918,524
    Line of credit                                                                     248,270             248,270
    Loans payable                                                                      670,500             436,500
    Due to stockholder                                                                 157,177             187,679
    Convertible debt, net of unamortized discount of $740,654 and $522,657             154,846              72,343
    Current maturities of long-term debt                                               588,552             566,591
 ---------------------------------------------------------------------------- ------------------- ------------------
         TOTAL CURRENT LIABILITIES                                                   6,774,005           3,429,907
 LONG-TERM DEBT                                                                      2,524,172             361,797
 DEFERRED REVENUES                                                                     142,900             445,333
 ---------------------------------------------------------------------------- ------------------- ------------------
         TOTAL LIABILITIES                                                           9,441,077           4,237,037
 ---------------------------------------------------------------------------- ------------------- ------------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock; $.01 par value, 4,865,000 shares authorized, none
       issued and outstanding                                                                -                   -
    Preferred stock; Series A convertible, $.01 par value, 135,000 and zero shares authorized, issued and outstanding (liquidation preference of
       $405,000)                                                                         1,350                   -
    Preferred stock; Series B convertible, $.01 par value, 399,752 and zero shares authorized, issued and outstanding (liquidation preference of
       $4,860,000)                                                                       3,998                   -
    Preferred stock; Series C convertible redeemable, $.01 par value,
       27,923 and zero shares authorized, issued and outstanding
       (liquidation preference of $4,500,000)                                              279                   -
    Common stock; Class A, $.01 par value, 15,000,000 and zero shares
       authorized, 13,678,807 and zero shares issued and outstanding                   136,788                   -
    Common stock; Class B, $.01 par value, 5,000,000 shares authorized,
       none issued and outstanding                                                           -                   -
    Common stock; $.01 par value, zero and 1,000 shares authorized, issued
       and outstanding                                                                       -                  10
    Treasury stock, 294,500 and zero Class A shares at cost                           (251,848)                  -
    Additional paid-in capital                                                      10,841,750           4,787,864
    Accumulated deficit                                                             (8,675,026)         (6,671,237)
 ---------------------------------------------------------------------------- ------------------- ------------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        2,057,291          (1,883,363)
 ---------------------------------------------------------------------------- ------------------- ------------------
                                                                                $   11,498,368         $ 2,353,674
 ---------------------------------------------------------------------------- ------------------- ------------------

                                                         See accompanying notes to consolidated financial statements.



                                                  ZENASCENT, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                Three months ended June 30,             Six months ended June 30,
                                             -----------------------------------    -----------------------------------
                                                   2002              2001                 2002              2001
 ------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
 REVENUES:
    Revenues                                    $  5,274,236        $2,360,214          $11,711,862        $8,133,998
    Other                                             14,285             3,023               22,805             5,028
 ------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
         TOTAL REVENUES                            5,288,521         2,363,237           11,734,667         8,139,026
 ------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
 EXPENSES:
    Cost of revenues (includes
       amortization of acquired media assets
       of $158,458, $-0-, $173,686, and $-0-,
       respectively)                               5,329,999         2,324,153           11,145,618         7,507,833
    General and administrative (includes
       non-employee stock compensation of
       $134,868, $-0-, $134,868, and
       $-0-, respectively)                           781,078           102,699            1,354,102           429,349
    Amortization of signing bonuses                    8,816            84,687               11,816           169,374
    Depreciation and amortization                     18,400             7,500               29,650            15,000
    Interest expense                                 973,557            22,185            1,117,127            46,485
    Other expense                                     80,143            43,850               80,143           212,588
 ------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
         TOTAL EXPENSES                            7,191,993         2,585,074           13,738,456         8,380,629
 ------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
 NET LOSS                                       $ (1,903,472)     $   (221,837)        $ (2,003,789)     $   (241,603)
 ------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
 NET INCOME PER COMMON SHARE:
    Basic and diluted                                  $(.15)            $(.03)               $(.18)            $(.03)
 ------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
 WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING:
    Basic and diluted                             12,376,190         7,427,895           11,103,593         7,020,437
 ------------------------------------------- ----------------- ----------------- -- ----------------- -----------------

                                                           See accompanying notes to consolidated financial statements.




                                                  ZENASCENT, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

 Six months ended June 30,                                                                 2002             2001
 ---------------------------------------------------------------------------------- ---------------- -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $(2,003,789)       $(241,603)
    Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                       41,466          184,374
         Amortization of film costs                                                         173,686                -
         Amortization of deferred finance costs                                              10,000                -
         Loss on disposals of fixed assets                                                   80,143                -
         Provision for losses on accounts receivable                                         50,713                -
         Noncash officer's compensation and rent                                                  -           97,500
         Convertible debt interest converted to common stock                                 41,517                -
         Non-employee stock compensation                                                    134,868                -
         Non-cash financing costs                                                           125,339                -
         Amortization of debt discount                                                      676,503                -
         (Increase) decrease in operating assets:
            Accounts receivable                                                             348,419           84,683
            Miscellaneous receivables and other current assets                              349,586          (10,551)
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued expenses                                         1,978,452          (99,448)
            Deferred revenues                                                              (302,433)         (12,448)
 ---------------------------------------------------------------------------------- ---------------- -----------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                        1,704,470            2,507
 ---------------------------------------------------------------------------------- ---------------- -----------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                      (14,731)         (17,527)
    Purchase acquisitions, net of cash acquired                                          (1,526,239)               -
    Expenditures for signing bonuses                                                        (53,354)        (206,500)
    Advances to related party                                                                     -         (183,720)
 ---------------------------------------------------------------------------------- ---------------- -----------------
         NET CASH USED IN INVESTING ACTIVITIES                                           (1,594,324)        (407,747)
 ---------------------------------------------------------------------------------- ---------------- -----------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from stockholder                                                                     -           40,398
    Repayments to stockholder                                                               (30,502)               -
    Proceeds from line of credit                                                                  -           56,000
    Repayments on line of credit                                                                  -          (33,114)
    Proceeds from loans payable                                                           1,001,300          325,000
    Repayment of loans payable                                                             (767,300)        (220,000)
    Proceeds from convertible debt                                                          895,500                -
    Repayment of convertible debt                                                          (150,000)               -
    Repayment of long-term debt                                                            (339,596)         (25,000)
 ---------------------------------------------------------------------------------- ---------------- -----------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                          609,402          143,284
 ---------------------------------------------------------------------------------- ---------------- -----------------
 NET INCREASE (DECREASE) IN CASH                                                            719,548         (261,956)
 CASH, BEGINNING OF PERIOD                                                                   62,419           (7,233)
 ---------------------------------------------------------------------------------- ---------------- -----------------
 ---------------------------------------------------------------------------------- ---------------- -----------------
 CASH, END OF PERIOD                                                                   $    781,967        $(269,189)
 ---------------------------------------------------------------------------------- ---------------- -----------------

                                                          See accompanying notes to consolidated financial statements.


                        ZENASCENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Zenascent, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company").

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and supplementary data included in the Annual Report on Form 8-K/A as filed July 15, 2002 and on Form 8-K/A as filed July 16, 2002. The results of operations and cash flows for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern.

     2. BUSINESS ACQUISITIONS. On March 15, 2002, the Company completed the acquisition of Big Content, Inc. ("Big Content"), a company engaged in the business of acquiring, adapting, selling, licensing and marketing boxing-related programming, whether in film or other media.

     The total purchase price of approximately $6,930,000 consisted of approximately $4,079,000 in the Company's common stock, representing approximately 30 shares, $1,000,000 in cash in the form of a promissory note, cash advances through March 15, 2002 aggregating approximately $1,801,000 and direct transaction costs of $80,000. There was no readily available market value for the Company's common stock and thus a value of approximately $4,079,000 was ascribed as the estimated fair value based on the fair value of the assets acquired.

     The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on the fair value of Big Content was as follows:


---------------------------------------------------------------------------
Other tangible assets                                      $   229,533
Video library                                                1,190,000
Heavyweight Explosion and Thunderbox trademarks              2,450,000
Heavyweight Explosion and Thunderbox contractual
   customer relationships                                    2,350,000
Goodwill                                                     1,138,660
Liabilities                                                   (428,193)
---------------------------------------------------------------------------
                                                            $6,930,000
---------------------------------------------------------------------------

     Amortizable intangible assets acquired have the following useful lives:

         ---------------------------------------------------------------
         Video library                                           5 years
         Heavyweight Explosion and Thunderbox contractual
           customer relationships                               10 years
         Heavyweight Explosion and Thunderbox trademarks        20 years
         ---------------------------------------------------------------

     Goodwill of approximately $1,139,000 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is deductible for tax purposes. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is not amortized and will be tested for impairment at least annually.

     On April 30, 2002, a wholly-owned subsidiary ("Merger Sub") of the Company merged with and into Cedric Kushner Boxing, Inc. ("CKB"). The Merger Sub ceased to exist and CKB became a wholly-owned subsidiary of the Company. The CKB's shareholders received 399,752 shares and 27,923 shares of Series B and Series C convertible preferred stock of the Company, respectively, and a warrant to purchase 1,000,000 shares of the Company's common stock. The warrant is exercisable immediately at an exercise price of $1.24 per share and can be done so through a cashless exercise at the option of the holder. The warrant expires on April 30, 2007. Additionally, the Company entered into a consulting agreement with one of the CKB's shareholders whereby the shareholder will receive, at the minimum, $5,000 per week for ten years. The consulting agreement also entitles the shareholder to 10% of net profit, as defined in the agreement, for events generating total revenues in excess of $500,000, 20% of net profit from sales related to the acquired video library and 15% of net proceeds of any qualified financing, as defined in the agreement, to be used to redeem the shareholder's Series C convertible preferred stock at a share price equal to the liquidation preference value per share. The Company, however, has the ability to terminate the consulting agreement after covered payments, as defined in the agreement, of $4,300,000 if made no later than March 25, 2005 or $5,300,000 if made no later than March 25, 2012. As such, the Company has recorded the consulting agreement commitment as additional purchase consideration at a present value of approximately $1,449,000.

     The holders of the Series B and Series C convertible preferred stock are entitled to 100 votes per share of preferred stock. The CKB's shareholders thus have voting control of the Company and, therefore, the merger has been accounted for as a reverse merger.

     The Series B convertible preferred stock is convertible into 39,975,137 shares of the Company's common stock any time at the option of the holders or automatically upon ratification by the Company's shareholders of an increase in the amount of authorized shares. The stock has a liquidation preference value of $4,860,000.

     The Series C convertible redeemable preferred stock is convertible into 2,792,210 shares of the Company's common stock any time at the option of the Company. The stock is redeemable at a value per share equal to the liquidation preference value per share. The stock has a liquidation preference value of $4,500,000.

     The operations and management of the CKB will not change as a result of the merger.

     Costs related to effecting the merger, primarily professional fees, totaled approximately $681,000. These costs have been included in the calculation of total purchase price and have been reflected as stockholders' equity as a result of the treatment of the transaction as a reverse merger and a recapitalization.

     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Big Content occurred on January 1, 2001:


                                                           Six months ended June 30,     Six months ended June 30,
                                                                      2002                          2001
         ------------------------------------------------ ----------------------------- -----------------------------
         Net revenues                                             $11,765,252                      $9,044,110
         Net loss                                                  (2,952,581)                       (743,619)
         ------------------------------------------------ ----------------------------- -----------------------------
         Net loss per common share:
            Basic and diluted                                          $(.27)                         $(.11)
         ------------------------------------------------ ----------------------------- -----------------------------



     3. GOODWILL AND INTANGIBLE ASSETS. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets continue to be amortized over their estimated useful lives.

     The Company adopted the new standards beginning in the first quarter of fiscal 2002. Effective with the adoption of SFAS No. 142, goodwill, which is substantially related to the media segment, is no longer amortized but is instead subject to an annual impairment test. The Company has assessed the estimated useful lives of its intangible assets, which primarily consist of a video library, trademarks and contractual relationships with customers. The Company completed the transitional goodwill impairment test in connection with the adoption of SFAS No. 142 during the second quarter of fiscal 2002, and has determined that there is no impairment as of the adoption date.

     Other intangible assets as of June 30, 2002 and December 31, 2001 are as follows:

                                                                   June 30, 2002                 December 31, 2001
                                                          ---------------------------------    ----------------------
                                                          Estimated    Cost     Accumulated       Cost     Accumulated
                                                            life                Amortization               Amortization
         ------------------------------------------------ ---------- ---------  ------------    ---------- -----------
         Other intangible assets subject to
            amortization:
            Acquired video library                         5 years   $1,190,000   ($69,417)      $     -     $    -
            Contractual customer relationships             10 years   2,350,000    (68,542)            -          -
                Other                                      1 year        20,000    (20,000)        20,000

            Acquired media trademarks                      20 years   2,450,000    (35,728)           -          -
         ------------------------------------------------ ---------- ---------- ------------    ----------  ----------
                                                                     $6,010,000  $(193,687)      $ 20,000    $    -
         ------------------------------------------------ ---------- ---------- ------------    ----------  ----------

     Amortization of other intangible assets for the six months ended June 30, 2002 and 2001 was approximately $194,000 and $-0-, respectively. The annual amortization expense expected for the years 2002 through 2006 is $423,500, $478,000, $478,000, $478,000, and $478,000, respectively.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                                                         Boxing          Media          Total
          ---------------------------------------------------------- --------------- -------------- ---------------
          Balances as of December 31, 2001                           $           -    $     42,500   $    42,500
          Adjustments to goodwill:
             Acquisition costs incurred during six months ended
                June 30, 2002, net of purchase price adjustments                 -       1,056,160      1,056,160
          ---------------------------------------------------------- --------------- -------------- ---------------
          Balance as of June 30, 2002                                $           -    $  1,098,660   $  1,098,660
          ---------------------------------------------------------- --------------- -------------- ---------------


     The acquisition costs incurred during the six months ended June 30, 2002 related to the acquisition of Big Content (see Note 2).

     With the adoption of SFAS No. 142, the Company will not amortize goodwill. The Company did not consummate the acquisition of Big Content until the first quarter of fiscal 2002 and thus there was no goodwill to amortize prior to January 1, 2002.

     4. SEGMENT DATA. The Company has two reportable segments: boxing and media. The boxing segment, which is primarily the Cedric Kushner Promotions subsidiary, produces and syndicates world championship boxing events for distribution worldwide. The media segment consists primarily of the Big Content subsidiary and manages the creation, distribution (domestically and internationally), and maintenance of all media holdings, including the Company's media library of videotaped boxing events and current original television programming.

     The Company's reportable segments are strategic business units that offer different outputs. The following tables present information about the Company's business segments:

                                                              Three months ended               Six months ended
                                                          ---------------------------     ---------------------------
                                                            June 30,      June 30,          June 30,      June 30,
                                                              2002          2001              2002          2001
                                     -------------------- ------------- -------------     ------------- -------------
                                     Revenues:
                                        Boxing              $4,607,868    $2,360,214      $11,026,336     $8,133,998
                                        Media                  666,368             -          685,526              -
                                     -------------------- ------------- -------------     ------------- -------------
                                           Total            $5,274,236    $2,360,214      $11,711,862     $8,133,998
                                     -------------------- ------------- -------------     ------------- -------------


                                                              Three months ended               Six months ended
                                                          ------------- -------------     ------------- -------------
                                                            June 30,      June 30,          June 30,      June 30,
                                                              2002          2001              2002          2001
                                     -------------------- ------------- -------------     ------------- -------------
                                     Operating loss:
                                        Boxing               $(506,090)    $(202,675)       $(450,505)     $(200,146)
                                        Media                 (303,242)            -         (324,094)             -
                                     -------------------- ------------- -------------     ------------- -------------
                                           Total             $(809,332)    $(202,675)       $(774,599)     $(200,146)
                                     -------------------- ------------- -------------     ------------- -------------



                                                                      June 30, 2002               June 30, 2001
                          ---------------------------------- -------------------------------- -----------------------
                          Total assets:
                             Boxing                                      $4,474,355                 $377,038
                             Media                                        7,024,013                        -
                          ---------------------------------- -------------------------------- -----------------------
                          Total                                         $11,498,368                 $377,038
                          ---------------------------------- -------------------------------- -----------------------


     A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:


                                         Three months ended                              Six months ended
                               ----------------------------------------       ----------------------------------------
                                  June 30, 2002       June 30, 2001             June 30, 2002        June 30, 2001
 ----------------------------- -------------------- -------------------       ------------------- --------------------
 Revenues:
    Revenues for reportable
       segments                     $5,274,236           $2,360,214            $11,711,862           $8,133,998
    Other income                        14,285                3,023                 22,805                5,028
 ----------------------------- -------------------- -------------------       ------------------- --------------------
       Total                        $5,288,521           $2,363,237            $11,734,667           $8,139,026
 ----------------------------- -------------------- -------------------       ------------------- --------------------


                                         Three months ended                              Six months ended
                               ----------------------------------------       ----------------------------------------
                                  June 30, 2002       June 30, 2001             June 30, 2002        June 30, 2001
 ----------------------------- -------------------- -------------------       ------------------- --------------------

Operating loss to net loss:
   Operating loss for reportable
      segments                     $  (809,332)          $(202,675)            $  (774,599)          $(200,146)
   Non-employee stock compensation    (134,868)                  -                (134,868)                  -
   Interest expense                   (973,557)            (22,185)             (1,117,127)            (46,485)
   Other income                         14,285               3,023                  22,805               5,028
 ----------------------------- -------------------- -------------------       ------------------- --------------------
Total                              $(1,903,472)          $(221,837)            $(2,003,789)          $(241,603)
 ----------------------------- -------------------- -------------------       ------------------- --------------------


     5. CONVERTIBLE DEBT. During 2001, the Company entered into note and warrant agreements with various third parties for a combined total of $595,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. Principal and accrued interest shall be due on or before the earlier of either January 31, 2003 or an "event of default" as defined in the notes. Upon the closing of the merger agreement between the Company and CKB, with the exception of $150,000 that was repaid, all principal and interest due on these notes was converted into shares of common stock, par value $.01 per share, of the Company at a conversion price equal to $1.00 per share.

     Additionally, on April 30, 2002 the Company issued 297,500 warrants to the debt holders to purchase shares of the Company's common stock at an exercise price of $.50 per share. The warrants expire on April 30, 2007.

     Through June 30, 2002, the Company raised an additional $1,420,500 through the issuance of note and warrant agreements similar to the above. The notes shall be due on or before the earlier of either June 30, 2003 or an "event of default" as defined in the notes. Upon the closing of any private placement, the notes will automatically be converted into shares of common stock at a conversion price equal to $1.00 per share. Except for $525,000 which has already been converted, the remaining notes may also be converted at any time prior to that at the option of the holder of the note at a conversion price equal to $1.00 per share. The notes bear interest at 10% per annum, compounded annually.

     Additionally, the Company issued 710,250 warrants to purchase shares of common stock at an exercise price of $.50 per share. The warrants expire five years from their issuance date.

     Due to the beneficial conversion feature, the Company has applied Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and an addition to paid-in capital. Additionally, the fair value of the warrants was calculated and recorded as a further reduction to the carrying amount and an addition to paid-in capital. The Company therefore recorded a total debt discount of $2,010,000 for all the debt and warrants issued per above and is amortizing the discount over the term of the debt. Upon conversion of any portion of the debt, the Company amortizes immediately the related unamortized discount. Amortization for the three and six months ended June 30, 2002 was approximately $558,000 and $677,000, respectively, and this amortization is recorded as interest expense.

     6. LOANS PAYABLE. During the six months ended June 30, 2002, the Company entered into various loan agreements with third parties. These agreements do not specify terms or related interest rates and are payable on demand. Interest related to these loans totaled $140,000 for the six months ended June 30, 2001. The combined principal balances on a total of six and nine loans outstanding as of June 30, 2002 and December 31, 2001 was $670,500 and $436,500 , respectively.

     7. STOCK COMPENSATION. On May 13, 2002, the Company entered into an agreement with an independent investor relations firm (the "consultants") to provide investor and public relations services. The agreement engages the consultants to provide one or more investor relations plans and for the coordination in executing the agreed upon plan or plans. A plan may include several services as defined in the agreement. The agreement is effective from May 13, 2002 through May 12, 2005. As compensation for current and future services, the Company agreed to issue 2,631,580 shares of common stock of the Company. The consultants have agreed to not sell or transfer 1,315,790 of these shares until August 1, 2003. The shares were issued upon the signing of the agreement.

     The Company has recorded the fair value of the Company's common stock to prepaid consulting fees and as an increase to additional paid-in capital and is amortizing the expense over the life of the agreement. The expense has been reflected as general and administrative expenses in the Company's statement of operations

     On August 19, 2002, the Company signed an agreement with Steven J. Musumeci, the Company's General Counsel and Director of Corporate Development, relating to Mr. Musumeci's employment with the Company. The Agreement is effective as of April 1, 2002 and is for a period of three years. The terms of the Agreement provide for compensation at a rate of $200,000 per year and warrants to purchase 2,000,000 shares of Common Stock at exercise prices ranging from $.50 to $.60 (subject to customary anti-dilution provisions and certain adjustments relating to the initial percentage discount of such options to the fair market value of the Common Stock). The warrants shall have a term of seven years, "cashless exercise" feature and piggyback registration rights. The warrants shall be subject to a two year vesting period, with warrants to purchase: 1,000,000 shares of Common Stock vesting on a pro rata basis on the first day of each month during the first year of employment (i.e. 83,333 per month); warrants to purchase 500,000 shares of Common Stock vesting at the beginning of the second year of employment; and warrants to purchase 500,000 shares of Common Stock vesting at the beginning of the third year of employment.

     8. SUPPLEMENTAL CASH FLOW INFORMATION


                                              Six months ended June 30,
 --------------------------------------- ----------------------------------
                                                2002                2001
 --------------------------------------- ------------------- --------------
 Cash paid during the period for:
   Interest                                  $   179,871          $22,905
Noncash transactions relating to
  investing and financing activities:
   Discount on debt issued                       894,500                -
   Conversion of debt to equity                1,011,517                -
   Consulting agreement debt for                                        -
      reverse merger                           1,448,932
   Promissory note issued for purchase                                  -
      of Big Content                           1,000,000
   Business acquisitions:
      Fair value of assets acquired,                                    -
      excluding cash                           7,308,193
    Less liabilities assumed and                                        -
      created upon acquisition                (1,702,255)
      Common stock issued                     (4,079,699)               -
                                         ------------------    ------------
          Net cash paid                         (1,526,239)             -
                                         ------------------    ------------

     9. SUBSEQUENT EVENTS. In July 2002, the Company and an investor group finalized a settlement related to Big Content. The Company and the investor group agreed to create a limited liability company with the assets associated with ThunderBox and for the investor group to acquire 17% of the limited liability company. The agreement also entitles the investor group to receive 40% of the initial $250,000 of distributions made (if any) by the Company. The Company has an option to repurchase the 17% of the limited liability company from the investor group for a price determined by the agreement.

     The Company also agreed to issue 300,000 shares of the Company's common stock to the investor group as additional settlement, comprised of an initial payment of 30,000 shares upon execution of the settlement agreement, plus 33,750 shares over the next eight fiscal quarters starting September 30, 2002.

     In August 2002, the Company entered into an agreement and release with another promoter and one of the Company's boxers and a co-promoter, pursuant to which the Company agreed to assign to the promoter all of the Company's rights, title, obligations and interest in and to that certain Exclusive Promotional Agreement among the Company, the boxer and the co-promoter dated January 28, 1999 in exchange for $500,000. In consideration for their entry into the agreement, the Company made payments to the boxer and the co-promoter in the aggregate amount of $112,500 which does not include possible additional adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10 QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the of such statements.

GENERAL

The following analysis of the Company's financial condition should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

On April 30, 2002 the Company consummated its Agreement and Plan of Merger with Zenascent Newco, Inc., Cedric Kushner Boxing, Inc. ("CKB"), Cedric Kushner Promotions, Ltd., a wholly owned subsidiary of Cedric Kushner Boxing, Inc., and the shareholders of Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo. As a result of this merger, CKB became a wholly-owned subsidiary of the Company. The company has redefined its business model and has commenced operations in the promotion of sports and entertainment events.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues increased by approximately $2,926,000, to $5,289,000 for the three months ended June 30, 2002, from $2,363,000 for the three months ended June 30, 2001. This increase includes revenue of $666,000 related the Company's Big

Content Media Division (CKB merged with Big Content on March 15, 2002). Further, the Company promoted two "Star" level events (revenue in excess of one million dollars) on Home Box Office ("HBO") for the three months ended June 30, 2002, as opposed to only one "Star" level event for the three months ended June 30, 2001. Revenue related to these "Star" events increased by approximately $895,000, to $2,854,000 for the three months ended June 30, 2002, from $1,989,000 for the three months ended June 30, 2001. Additionally, the Company promoted a new series of events on Showtime Entertainment Television Network ("Showtime"). The revenue related to the Showtime events for the period was $1,682,000.

Costs of revenue increased by approximately $3,006,000, to $5,330,000 for the three months ended June 30, 2002, from $2,324,000 for the three months ended June 30, 2001. Costs for the three months ended June 30, 2002 include approximately $924,000 related to the Big Content Media Division, including media related amortization of $158,000. The costs indicated above also include costs related to "Star" events that increased by approximately $1,101,000, to $2,748,000 for the three months ended June 30, 2002, from $1,647,000 for the three months ended June 30, 2001. The costs related to the Showtime events totaled $1,593,000 for the period.

General and Administrative Expenses increased by approximately $678,000, to $781,000 for the three months ended June 30, 2002, from $103,000 for the three months ended June 30, 2001. The Company recorded a non-cash expense of approximately $135,000 relating to the May 13, 2002 Agreement (the "IRSI Agreement") with Investor Relations Services, Inc. ("IRSI"). Under the IRSI Agreement, IRSI agreed to provide certain investor relation services for the Company in exchange for 2,631,580 unregistered and restricted shares of the Company's common stock. Increases are further attributed to: a $ 51,000 increase in bad debt reserves, $153,000 in wages and $68,000 of development related travel.

Interest Expense and Financing Cost increased $952,000 from $22,000 to $974,000. This increase is attributable to costs incurred related to the Company's incurrence of approximately two million dollars of debt convertible to equity. The discount related to this debt is amortized and recorded as interest expense over the maturity of the debt or immediately for any portion that is converted to equity. Further, interest expense has increased due in part to the debt incurred as a result of CKB's merger with Big Content, additional interest related to the extension of the maturity dates of warrants issued with debt in 1997 and due in part to an increase in the cost of funds borrowed by the Company.

For the three months ended June 30, 2002, the Company recorded a net other expense of $80,000 related to the disposal of the original stage for the "ThunderBox" television series. The Company replaced the original stage with a smaller replacement that is less expensive to store, transport and erect.

Boxing related amortization and depreciation decreased by approximately $65,000 from $92,000 to $27,000.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues increased by approximately $3,596,000, to $ 11,735,000 for the six months ended June 30, 2002, from $8,139,000 for the six months ended June 30, 2001. This increase includes revenue of $668,000 related the Company's Big Content Media Division (CKB merged with Big Content on March 15, 2002). Further, the Company promoted three "Star" level events for the six months ended June 30, 2002, as opposed to the promotion of two "Star" level events for the six months ended June 30, 2001. Revenue related to these "Star" events increased by approximately $ 2,412,000, to $8,455,000 for the six months ended June 30, 2002, from $6,043,000 for the six months ended June 30, 2001.

Costs of revenue increased by approximately $3,638,000, to $11,146,000 for the six months ended June 30, 2002, from $7,508,000 for the six months ended June 30, 2001. Costs for the six months ended June 30, 2002 include approximately $967,000 related to the Big Content Media Division, including media related amortization of $174,000. The costs indicated above include costs related to "Star" events that increased by approximately $2,377,000, to $7,665,000 for the six months ended June 30, 2002, from $5,288,000 for the six months ended June 30, 2001.

General and Administrative Expenses increase by approximately $925,000, to $1,354,000 for the six months ended June 30, 2002, from $429,000 for the six months ended June 30, 2001. The Company recorded a non-cash expense of approximately $135,000 relating to the IRSI Agreement. Increases are further attributed to: an $51,000 increase in bad debt reserve, $101,000 increase in professional fees related to the increased requirements of a public company, $199,000 in wages and $78,000 increase in development related travel.

Interest Expense and Financing Cost increased $1,071,000, from $46,000 to $1,117,000. This increase is attributable to costs incurred related to the Company's incurrence of approximately two million dollars of debt convertible to equity. The discount related to this debt is amortized and recorded as interest expense over the maturity of the debt or immediately for any portion that is converted to equity. Further, interest expense has increased due in part to the debt incurred as a result of CKB's merger with Big Content and due in part to an increase in the cost of funds borrowed by the Company.

For the six months ended June 30, 2002, the Company recorded a net expense of $80,000 related to the disposal of the original stage for the "ThunderBox" television series. The Company replaced the original stage with a smaller replacement that is less expensive to store, transport and erect.

Amortization and depreciation decreased by approximately $143,000 from $41,000 for the six months ended June 30, 2002, from $184,000 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily through the short-term borrowings and accounts payable.

Net cash provided by operating activities for the six months ended June 30, 2002 was approximately $ 1,704,000. This was result of the Company's net loss for this period of ($2,004,000), primarily increased by: non-cash stock compensation to a consultant in the amount of $135,600, an increase in accounts payable and accrued expenses of $1,978,000, combined amortization of debt discount costs, film costs and deferred finance costs of $860,000 and a decrease in accounts receivable, miscellaneous receivables and other current assets of $698,000.

Net cash applied to investing activities for the six months ended June 30, 2002 was approximately $ 1,594,000, which resulting from CKB's acquisition costs of $1,526,000.

Net cash provided by financing activities for the six months ended June 30, 2002 was approximately 609,000, primarily attributable to proceeds of approximately $1,001,000 and $896,000 from loans and convertible debt, respectively, offset by payments of approximately $767,000, $150,000 and $340,000 to repay loans, convertible debt and other long-term debt, respectively.

At June 30, 2002, the Company had deficiencies in working capital of approximately $5,608,000 and an accumulated deficit of $8,675,000 and there is substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain additional financing. During the year ended December 31, 2001 and for the six months ended June 30, 2002, the Company has successfully obtained external financing through private placements of convertible debt and other short-term borrowings. Some of this debt has subsequently been converted to common stock of the Company. The Company continues to explore sources of additional financing to satisfy its current operating requirements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 13, 2001, Golden Gloves (Pty) Limited commenced an action against Cedric Kushner Promotions, Ltd. and Cedric Kushner in the Supreme Court of the State of New York. The Plaintiff alleges that the Company breached an agreement to share certain profits related to certain boxers. This matter is pending. The Company has reserved an estimated amount of $450,000 based on management's and outside legal counsel's estimate of what they believe will be payable under the agreement, however, an unfavorable outcome could have a material adverse impact on the Company's result of operations and financial condition.

In approximately December 2001, Buster Mathis, a boxer, filed an action against Cedric Kushner Promotions, Ltd., Cedric Kushner Productions, and Cedric Kushner in United States District Court in Southern District of New York. The Plaintiff has alleged fraud and unjust enrichment relating to a fight against Mike Tyson in December 1995. The Plaintiff is seeking $325,000. The Company's management and outside legal counsel believe the claim lacks any merit and are vigorously defending it. However, an unfavorable ruling may have an adverse impact to the Company.

In the normal course of business, the Company is involved in several other disputes concerning contractual rights and breach of contract related to its boxers and the promotion of boxing events, certain service providers and other issues. At June 30, 2002, the Company had accrued an aggregate of approximately $213,000, representing its maximum potential liability from these disputes. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 30, 2002 the Board of Directors through unanimous written consent extended the life of 311,039 shares of common stock underlying certain $.75 warrants that were set to expire on June 30, 2002. The warrants were originally granted in 1997 to a group of investors and have been extended until December 1, 2002.

ITEM 5 - OTHER INFORMATION

ASSIGNMENT OF CHRIS BYRD PROMOTIONAL AGREEMENT TO DON KING PRODUCTIONS

On August 14, 2002, the Company's subsidiary, Cedric Kushner Promotions, Ltd. ("CKP") entered into an Agreement and Release with Don King Productions, Inc. ("DKP"), Fight Night at the Palace, Inc. ("Fight Night") and Chris Byrd ("Byrd") (the "DKP Agreement"), pursuant to which CKP agreed to assign to DKP all of its rights, title, obligations and interest in and to that certain Exclusive Promotional Agreement among the CKP, Fight Night and Byrd dated January 28, 1999 (as amended the "EPA") in exchange for $500,000. In consideration for their entry into the DKP Agreement, which does not include possible additional adjustments, CKP made payments to Fight Night and Byrd in the aggregate amount of $112,500, which does not include possible additional adjustments.

INTERNET PARTNERSHIP GROUP AGREEMENT

In July 2002, the Company and an investor group, Internet Partnership Group ("IPG"), finalized a settlement related to Big Content. The Company and IPG agreed to create a limited liability company to hold the assets associated with the ThunderBox series and for IPG to receive a 17% interest in the limited liability company. The agreement also entitles the investor group to receive 40% of the initial $250,000 any distributions made (if any) by the Company. The Company has an option to repurchase the 17% interest in the limited liability company from IPG for a price determined by the agreement. The Company agreed to issue 300,000 shares of the Company's common stock to the investor group as additional settlement, $30,000 upon execution plus 33,750 over the next eight fiscal quarters starting September 30, 2002.

AGREEMENTS WITH OFFICERS AND DIRECTORS

On August 16, 2002 the Company entered into an Employment Agreement for the continued employment John Yeend, the Company's Chief Financial Officer pursuant to which Mr. Yeend is entitled to receive compensation at the rate of $174,200 per year. The Agreement continues until terminated by either party with 15 days notice.

     On August 19, 2002, the Company signed an agreement with Steven J. Musumeci, the Company's General Counsel and Director of Corporate Development, relating to Mr. Musumeci's employment with the Company. The Agreement is effective as of April 1, 2002 and is for a period of three years. The terms of the Agreement provide for compensation at a rate of $200,000 per year and warrants to purchase 2,000,000 shares of Common Stock at exercise prices ranging from $.50 to $.60 (subject to customary anti-dilution provisions and certain adjustments relating to the initial percentage discount of such options to the fair market value of the Common Stock). The warrants shall have a term of seven years, "cashless exercise" feature and piggyback registration rights. The warrants shall be subject to a two year vesting period, with warrants to purchase: 1,000,000 shares of Common Stock vesting on a pro rata basis on the first day of each month during the first year of employment (i.e. 83,333 per month); warrants to purchase 500,000 shares of Common Stock vesting at the beginning of the second year of employment; and warrants to purchase 500,000 shares of Common Stock vesting at the beginning of the third year of employment.

On July 29, 2002 the Company extended the May 1, 2002 consulting agreement with Steven Angel, a director of the registrant. The contract is now set to expire on August 31, 2002. All other terms remain the same.

INVESTOR RELATIONS SERVICES CONSULTING AGREEMENT

On May 13, 2002, the Company entered into an agreement with Investor Relation Services, Inc., an independent investor relations firm, (the "Consultants") to provide investor and public relations services. The agreement engages the Consultants to provide one or more investor relations plans as well as assistance in the coordination and execution of the agreed upon plan or plans. A plan may include several services as defined in the agreement. The agreement is effective from May 13, 2002 through May 12, 2005. As compensation for the services, the Company issued the Consultants 2,631,580 shares of common stock of the Company. The consultants have agreed to not sell or transfer 1,315,790 of these shares until August 1, 2003. The shares were issued upon the signing of the agreement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit 10.1 Agreement and Release, dated as of August 14, 2002 by and among Cedric Kushner Promotions, Ltd., Don King Productions, Inc., Fight Night at the Palace, Inc. and Chris Byrd.

Exhibit 10.2 Settlement Agreement, dated as of July 2, 2002, by and among Big Content, Inc., IPGH Internet Partnership Group Holding AG, Livingston Investments, LLC, Mackin Investments, LLC and the Company.

Exhibit 10.3 Employment Agreement, dated as of August 16, 2002, by and between the Company and John Yeend.

Exhibit 10.4 Employment Agreement, dated as of August 16, 2002, by and between the Company and Steven Musumeci.

Exhibit 10.5* Consulting Agreement, dated as of May 13, 2002, by and between the Company and Investor Relation Services, Inc.

Exhibit 99.1 Pursuant to the provisions of section 906 of The Sarbanes-Oxley Act of 2002, the Chief Executive and Chief Financial Officers of Registrant have provided to the Securities and Exchange Commission their certifications, attached hereto as an exhibit, conforming to the requirements of said section 906; to wit, that the within report on behalf of the Registrant on Form 10-QSB, for the period ended June 30, 2002, fully complies with the requirements of the Securities Exchange Act of 1934, as amended.

_____________________

* Already filed.

REPORTS ON FORM 8-K

The following Reports on Form 8-K were filed during the last quarter of the period covered by this report, and from that date to the date hereof:

         DATE                  ITEM REPORTED

         May 15, 2002          Company completed the Restated Agreement and
                               Plan of Merger with Cedric Kushner Boxing, Inc.
                               on April 30, 2002.

         July 15, 2002         Company completed consolidated audited
                               Financials.

         July 16, 2002         Company completed amended and restated
                               Audited financials.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENASCENT, INC.


Date:  August 19, 2002              /s/ Cedric Kushner
                                    --------------------
                                        Cedric Kushner
                                        Chairman of the Board and
                                        President

Date: August 19, 2002               /s/ James DiLorenzo
                                    --------------------
                                        James DiLorenzo
                                        Director, Executive Vice
                                        President and Treasurer

Date: August 19, 2002               /s/ John Yeend
                                    ----------------------
                                        John Yeend
                                        Chief Financial Officer