Form 10QSB
period 2002-09-30
ZENASCENT INC
filed 2002-11-19
CIK 1064539

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number: 0-25563

                                 ZENASCENT, INC.


             (Exact name of registrant as specified in its charter)



               DELAWARE                                  65-0648808
-----------------------------------------------    ----------------------
    (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  1 Montauk Highway, Southampton, NY                         11968
-----------------------------------------------    ----------------------
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

Yes No
[X] [ ]

As of November 19, 2002, 14,699,974 shares of Common Stock were issued and outstanding.

                                    CONTENTS


                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2002
     (Unaudited) and December 31, 2001                                         2

Condensed Consolidated Statements of Operations (Unaudited)
     for the Three and Nine Month Periods Ended
     September 30, 2002 and 2001                                               3

Condensed Consolidated Statements of Cash Flows (Unaudited)
     for the Nine Month Periods Ended September 30, 2002 and 2001              4

Notes to Unaudited Condensed Consolidated Financial Statements                 5

Item 2.  Management's Discussion and Analysis                                 12

Item 3. Controls and Procedures                                               14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Use of Proceeds                            15

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ZENASCENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            September 30, 2002
                                                                (unaudited)        December 31, 2001
----------------------------------------------------------- -------------------   ------------------
ASSETS
CURRENT:
   Cash                                                           $            -       $      62,419
   Accounts receivable, net of allowance of $62,064
      and $21,387                                                        142,705             655,003
   Note receivable                                                             -             250,000
   Other current assets                                                  106,473             152,908
----------------------------------------------------------- -------------------   ------------------
        TOTAL CURRENT ASSETS                                             249,178           1,120,330
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION         258,043             211,750
PREPAID SIGNING BONUSES, NET OF ACCUMULATED AMORTIZATION                  92,300               2,500
PREPAID CONSULTING FEES                                                3,114,979                   -
ADVANCES TO RELATED PARTY                                                      -             698,782
PREPAID MERGER COSTS                                                           -             257,812
GOODWILL AND OTHER INTANGIBLES, NET                                    6,772,098              62,500
----------------------------------------------------------- -------------------   ------------------
                                                                  $   10,486,598         $ 2,353,674
----------------------------------------------------------- -------------------   ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $   5,155,834         $ 1,918,524
   Bank overdraft                                                         89,998                   -
   Line of credit                                                        250,770             248,270
   Loans payable                                                         831,500             436,500
   Due to stockholder                                                    405,197             187,679
   Convertible debt, net of unamortized discount of
      $526,523 and $522,657                                              328,968              72,343
   Current maturities of long-term debt                                  588,552             566,591
-----------------------------------------------------------  -------------------  ------------------
        TOTAL CURRENT LIABILITIES                                      7,650,819           3,429,907
LONG-TERM DEBT                                                         2,557,150             361,797
DEFERRED REVENUES                                                        234,800             445,333
----------------------------------------------------------- -------------------   ------------------
        TOTAL LIABILITIES                                             10,442,769           4,237,037
----------------------------------------------------------- -------------------   ------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.01 par value, 4,865,000 shares
            authorized, none issued and outstanding                            -                   -
   Preferred stock; Series A convertible, $.01 par value,
            117,500 and zero shares authorized, issued and
            outstanding (liquidation preference of $352,512)               1,175                   -
   Preferred stock; Series B convertible, $.01 par value,
            399,752 and zero shares authorized, issued and
            outstanding (liquidation preference of $4,860,000)             3,998                   -
   Preferred stock; Series C convertible redeemable, $.01
            par value, 27,923 and zero shares authorized, issued
            and outstanding (liquidation preference of $4,500,000)           279                   -
   Common stock; Class A, $.01 par value, 15,000,000 and
            zero shares authorized, 14,525,974 and zero shares
            issued and outstanding                                       145,260                   -
   Common stock; Class B, $.01 par value, 5,000,000 shares
            authorized, none issued and outstanding                            -                   -
   Common stock; $.01 par value, zero and 1,000 shares
            authorized, issued and outstanding                                 -                  10
   Common stock to be issued                                             114,300                   -
   Treasury stock, 294,500 and zero Class A shares at cost              (251,848)                  -
   Additional paid-in capital                                         11,538,551           4,787,864
   Stock subscription receivable                                        (127,000)                  -
   Accumulated deficit                                               (11,380,886)         (6,671,237)
----------------------------------------------------------- -------------------    -----------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              43,829          (1,883,363)
----------------------------------------------------------- -------------------    -----------------
                                                                  $   10,486,598         $ 2,353,674
----------------------------------------------------------- -------------------    -----------------


          See accompanying notes to consolidated financial statements.


                                                 ZENASCENT, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                              Three months ended September 30,       Nine months ended September 30,
                                            -----------------------------------    -----------------------------------
                                                  2002              2001                 2002              2001
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
REVENUES:
   Revenues                                    $  1,865,229        $6,302,198          $13,577,091       $14,436,196
   Other                                              4,000             5,002               26,805             8,025
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
        TOTAL REVENUES                            1,869,229         6,307,200           13,603,896        14,444,221
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
EXPENSES:
   Cost of revenues (includes
      amortization of acquired media assets
      of $148,875, $-0-, $322,561, and $-0-,
      respectively)                               2,183,368         5,892,753           13,328,986        13,400,586
   General and administrative (includes employee
      And non-employee stock compensation of
      $534,737, $-0-, $686,865, and $-0-,
      respectively)                               1,717,209           373,787            3,071,311         1,015,724
   Amortization of signing bonus                      9,342            84,687               21,158           254,061
   Depreciation and amortization                     18,178             7,500               47,828            22,500
   Interest expense                                 646,992            36,786            1,764,119            83,271
   Other expense                                          -                 -               80,143                 -
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
        TOTAL EXPENSES                            4,575,089         6,395,513           18,313,545        14,776,142
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
NET LOSS                                       $ (2,705,860)     $    (88,313)        $ (4,709,649)    $    (331,921)
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
NET INCOME PER COMMON SHARE:
   Basic and diluted                                  $(.19)            $(.01)               $(.39)            $(.05)
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   Basic and diluted                             14,118,896         8,056,620           12,126,018         7,370,910
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------


          See accompanying notes to consolidated financial statements.


                                                 ZENASCENT, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

Nine months ended September 30,                                                            2002             2001
---------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $(4,709,649)       $(331,921)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                       68,986          244,054
        Amortization of film costs                                                         322,561                -
        Amortization of deferred finance costs                                              10,000                -
        Loss on disposals of fixed assets                                                   80,143                -
        Provision for losses on accounts receivable                                         40,677                -
        Convertible debt interest converted to common stock                                 41,517                -
        Non-employee stock compensation                                                    421,865                -
        Non-cash employee compensation                                                     265,000                -
        Non-cash financing costs                                                           183,223                -
        Amortization of debt discount                                                      890,625                -
        Imputed interest on notes payable                                                  155,127                -
        (Increase) decrease in operating assets:
           Accounts receivable                                                            471,621           145,657
           Miscellaneous receivables and other current assets                              407,650         (316,720)
        Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                                         2,166,926         (220,918)
           Deferred revenues                                                              (210,533)         169,120
---------------------------------------------------------------------------------- ---------------- -----------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                         605,739           131,108
---------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                      (19,731)         (31,286)
   Purchase acquisitions, net of cash acquired                                          (1,526,239)               -
   Expenditures for signing bonuses                                                       (110,958)        (227,000)
   Advances to related party                                                                     -         (380,267)
---------------------------------------------------------------------------------- ---------------- -----------------
        NET CASH USED IN INVESTING ACTIVITIES                                           (1,656,928)        (638,553)
---------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from stockholder                                                              217,518          204,711
   Repayments to stockholder                                                                     -                -
   Proceeds from line of credit                                                                  -           72,500
   Repayments on line of credit                                                                  -          (45,548)
   Proceeds from loans payable                                                           1,376,300          788,000
   Repayment of loans payable                                                             (981,300)        (456,000)
   Proceeds from convertible debt                                                          895,500                -
   Repayment of convertible debt                                                          (150,000)               -
   Repayment of long-term debt                                                            (459,246)        (225,000)
---------------------------------------------------------------------------------- ---------------- -----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                         898,772           338,663
---------------------------------------------------------------------------------- ---------------- -----------------
NET INCREASE (DECREASE) IN CASH                                                           (152,417)        (168,782)
CASH, BEGINNING OF PERIOD                                                                   62,419           (7,233)
---------------------------------------------------------------------------------- ---------------- -----------------
---------------------------------------------------------------------------------- ---------------- -----------------
CASH, END OF PERIOD                                                                   ($    89,998)       $(176,015)
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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and supplementary data included in the Annual Report on Form 8-K/A as filed July 15, 2002 and on Form 8-K/A as filed July 16, 2002. The results of operations and cash flows for the Nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

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

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on the fair value of Big Content was as follows:

--------------------------------------------------------------------------------
Other tangible assets                                               $   229,533
Video library                                                         1,190,000
Heavyweight Explosion and ThunderBox trademarks                       2,450,000

Heavyweight Explosion and ThunderBox contractual customer
     relationships                                                    2,350,000

Goodwill                                                              1,138,660
Liabilities                                                            (428,193)
--------------------------------------------------------------------------------
                                                                     $6,930,000
--------------------------------------------------------------------------------

Amortizable intangible assets acquired have the following useful lives:
--------------------------------------------------------------------------------
Video library                                                           5 years

Heavyweight Explosion and ThunderBox contractual customer
     relationships                                                     10 years

Heavyweight Explosion and ThunderBox trademarks                        20 years
--------------------------------------------------------------------------------

Goodwill of approximately $1,139,000 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is deductible for tax purposes. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is not amortized and will be tested for impairment at least annually.

On April 30, 2002, a wholly-owned subsidiary ("Merger Sub") of the Company merged with and into Cedric Kushner Boxing, Inc. ("CKB"). The Merger Sub ceased to exist and CKB became a wholly-owned subsidiary of the Company. The CKB's shareholders received 399,752 shares and 27,923 shares of Series B and Series C convertible preferred stock of the Company, respectively, and a warrant to purchase 1,000,000 shares of the Company's common stock. The warrant held by Livingston and is exercisable immediately at an exercise price of $1.24 per share and can be done so through a cashless exercise at the option of the holder. On September 10, 2002, the Company executed an agreement to amend the terms of the warrant agreement. The total number of shares under the original agreement was reduced from 1,000,000 to 500,000 and the exercise price was reduced from $1.24 per share to $.62 per share. The warrant expires on April 30, 2007. Additionally, the Company entered into a consulting agreement with one of the CKB's shareholders whereby the shareholder will receive, at the minimum, $5,000 per week for ten years. The consulting agreement also entitles the shareholder to 10% of net profit, as defined in the agreement, for events generating total revenues in excess of $500,000, 20% of net profit from sales related to the acquired video library and 15% of net proceeds of any qualified financing, as defined in the agreement, to be used to redeem the shareholder's Series C convertible preferred stock at a share price equal to the liquidation preference value per share. The Company, however, has the ability to terminate the consulting agreement after covered payments, as defined in the agreement, of $4,300,000 if made no later than March 25, 2005 or $5,300,000 if made no later than March 25, 2012. As such, the Company recorded the consulting agreement commitment as additional purchase consideration at a present value of approximately $1,449,000.

The holders of the Series B convertible preferred stock, as amended October 16, 2002, are entitled to 50 votes per share of preferred stock. The holders of the Series C Convertible Preferred stock are entitled to 100 votes per share of preferred stock. The CKB's shareholders thus have voting control of the Company and, therefore, the merger has been accounted for as a reverse merger.

The Series B convertible preferred stock, as amended, is convertible into 19,987,600 shares of the Company's common stock any time at the option of the holders or automatically upon ratification by the Company's shareholders of an increase in the amount of authorized shares. The stock has, as amended, liquidation preference value of $2,430,000.

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

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Big Content occurred on January 1, 2001:

--------------------------------------------------------------------------------
Nine months ended September 30,                          2002            2001
--------------------------------------------- ----------------- ----------------
Net revenues                                          $13,634,481   $15,809,389
Net loss                                            (   5,558,441)   (1,084,945)
--------------------------------------------------------------------------------
Net loss per common share: Basic and diluted       $(       .46)   $(       .15)
--------------------------------------------------------------------------------

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

Other intangible assets as of September 30, 2002 and December 31, 2001 are as follows:



                                                         September 30, 2002              December 31, 2001
                                                 ---------------------------------    ----------------------
                                                 Estimated    Cost     Accumulated       Cost     Accumulated
                                                   life                Amortization               Amortization
------------------------------------------------ ---------- ---------  ------------    ---------- -----------
Other intangible assets subject to amortization:
   Acquired video library                         5 years   $1,190,000   ($128,917)     $      -    $     -
   Contractual customer relationships             10 years   2,350,000    (127,291)            -          -
       Other                                      1 year        20,000    ( 20,000)       20,000
   Acquired media trademarks                      20 years   2,450,000    ( 66,354)            -          -
------------------------------------------------ ---------- ---------- ------------    ----------  ----------
                                                            $6,010,000  $ (342,667)     $ 20,000    $     -
------------------------------------------------ ---------- ---------- ------------    ----------  ----------

Amortization of other intangible assets for the Nine months ended September 30, 2002 and 2001 was approximately $322,667 and $-0-, respectively. The annual amortization expense expected for the years 2002 through 2006 is $471,000, $596,000, $596,000, and $596,000, respectively.

The changes in the carrying amount of goodwill for the Nine months ended September 30, 2002 are as follows:


---------------------------------------------------------------------------------------
                                              Boxing          Media          Total
---------------------------------------- --------------- -------------- ---------------
Balances as of December 31, 2001            $         -    $     42,500   $    42,500
Adjustments to goodwill:
   Acquisition costs incurred during
      Nine months ended September 30, 2002,
      net of purchase price adjustments               -       1,062,265      1,062,265
---------------------------------------- --------------- -------------- ---------------
Balance as of September 30, 2002            $         -    $  1,104,765   $  1,104,765
---------------------------------------------------------------------------------------


The acquisition costs incurred during the Nine months ended September 30, 2002 related to the acquisition of Big Content (see Note 2).

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

The Company's reportable segments are strategic business units that offer different outputs. The following tables present information about the Company's business segments:

                         Three months ended               Nine months ended
                     ---------------------------     ---------------------------
                     September 30, September 30,     September 30, September 30,
                         2002          2001              2002          2001
-------------------- ------------- -------------     ------------- -------------
Revenues:
   Boxing              $1,260,937    $6,302,198      $12,287,273     $14,436,196
   Media                  604,292             -        1,289,818              -
-------------------- ------------- -------------     ------------- -------------
      Total            $1,865,229    $6,302,198      $13,577,091     $14,436,196
-------------------- ------------- -------------     ------------- -------------

                         Three months ended               Nine months ended
                     ------------- -------------     ------------- -------------
                     September 30, September 30,     September 30, September 30,
                         2002          2001              2002          2001
-------------------- ------------- -------------     ------------- -------------
Operating loss:
   Boxing              $ (506,090)   $ (202,675)      $ (450,505)    $(200,146)
   Media                 (303,242)            -         (324,094)            -
-------------------- ------------- -------------     ------------- -------------
      Total            $ (809,332)   $ (202,675)       $ (774,599)    $(200,146)
-------------------- ------------- -------------     ------------- -------------



                                        September 30, 2002 September 30, 2001
--------------------------------------- ------------------ ------------------
Total assets:
   Boxing                                    $3,485,041          $1,317,907
   Media                                      7,001,557                   -
--------------------------------------- ------------------ ------------------
Total                                       $10,486,598          $1,317,907
--------------------------------------- ------------------ ------------------


A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:


                                         Three months ended                              Nine months ended
                               ----------------------------------------       ----------------------------------------
                                September 30, 2002   September 30, 2001       September 30, 2002   September 30, 2001
 ----------------------------- -------------------- -------------------       ------------------- --------------------
 Revenues:
    Revenues for reportable
       segments                     $1,865,229           $6,302,198           $13,577,091           $14,436,196
    Other income                         4,000                5,002                26,805                 8,025
 ----------------------------- -------------------- -------------------       ------------------- --------------------
       Total                        $1,869,229           $6,307,200           $13,603,896           $14,444,221
 ----------------------------- -------------------- -------------------       ------------------- --------------------

                                         Three months ended                              Nine months ended
                               ----------------------------------------       ----------------------------------------
                                September 30, 2002   September 30, 2001       September 30, 2002   September 30, 2001
 ----------------------------- -------------------- -------------------       ------------------- --------------------

Operating loss to net loss:
   Operating loss for reportable
      segments                     $  (809,332)          $(202,675)            $  (774,599)          $(200,146)
   Non-employee stock compensation    (134,868)                  -                 (134,868)                 -
   Interest expense                   (646,992)            (22,185)             (1,764,119)            (46,485)
   Other income                          4,000               3,023                  26,805               5,028
 ----------------------------- -------------------- -------------------       ------------------- --------------------
Total                              $(2,705,860)          $(221,837)            $(4,709,649)          $(241,603)
 ----------------------------- -------------------- -------------------       ------------------- --------------------

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

Through September 30, 2002, the Company raised an additional $1,420,500 through the issuance of note and warrant agreements similar to the above. The notes shall be due on or before the earlier of either June 30, 2003 or an "event of default" as defined in the notes. Upon the closing of any private placement, the notes will automatically be converted into shares of common stock at a conversion price equal to $1.00 per share. Except for $525,000 which has already been converted, the remaining notes may also be converted at any time prior to that at the option of the holder of the note at a conversion price equal to $1.00 per share. The notes bear interest at 10% per annum, compounded annually.

Additionally, the Company issued 710,250 warrants to purchase shares of common stock at an exercise price of $.50 per share. The warrants expire five years from their issuance date.

On September 30, 2002, the Company agreed to issue approximately 109,000 warrants to three firms as commission for the above transactions. The warrants have exercise prices of $1.00 and $1.29, vest immediately and expire five years from their issuance date. As of September 30, 2002, the Company has recorded approximately $42,000 as deferred financing charges and will amortize these charges over the remaining life of the debt and $41,000 has been recorded as additional financing charges as the debt to which the warrants relate have been settled.

Due to the beneficial conversion feature, the Company has applied Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and an addition to paid-in capital. Additionally, the fair value of the warrants was calculated and recorded as a further reduction to the carrying amount and an addition to paid-in capital. The Company therefore recorded a total debt discount of $2,010,000 for all the debt and warrants issued per above and is amortizing the discount over the term of the debt. Upon conversion of any portion of the debt, the Company amortizes immediately the related unamortized discount. Amortization for the three and Nine months ended September 30, 2002 was approximately $214,000 and $891,000, respectively, and this amortization is recorded as interest expense.

6. LOANS PAYABLE. During the Nine months ended September 30, 2002, the Company entered into various loan agreements with third parties. These agreements have various terms and maturities. The combined principal balances outstanding as of September 30, 2002 and December 31, 2001 were $831,500 and $436,500, respectively.

7. STOCK COMPENSATION. On May 13, 2002, the Company entered into agreements with Investor Relation Services, Inc. ("IRSI") and Summit Trading Limited (the "Consultants") to provide investor and public relations services. The agreement engages the Consultants to provide one or more investor relations plans as well as assistance in the coordination and execution of the agreed upon plan or plans. A plan may include several services as defined in the agreement. The agreement is effective from May 13, 2002 through May 12, 2005. As compensation for the services, the Company issued the Consultants 2,631,580 shares of common stock of the Company. The consultants have agreed to not sell or transfer 1,315,790 of these shares until August 1, 2003. The shares were issued upon the signing of the agreement.

On September 9, 2002, the Company entered into a two year consulting agreement with an independent consultant to provide consulting services on general business matters. As compensation for these services, the Company agreed to issue 550,000 shares of common stock of the Company. The shares are issuable 300,000 on the date of the agreement and 250,000 at September 9, 2003. The agreement also provides for the consultant to be paid additional cash compensation equal to 10% of proceeds from future financing activities in which the consultant secures the investing party or parties.

The Company has recorded the fair value of the Company's common stock on the grant dates to prepaid consulting fees and as an increase to additional paid-in capital and is amortizing the expense over the life of the agreements. The expense has been reflected as general and administrative expenses in the Company's statement of operations

On August 19, 2002, the Company signed an employment agreement with an employee of Company. The Agreement is effective as of April 1, 2002 and is for a period of three years. The terms of the Agreement provide for compensation at a rate of $200,000 per year and warrants to purchase 2,000,000 shares of Common Stock at exercise prices ranging from $.50 to $.60 (subject to customary anti-dilution provisions and certain adjustments relating to the initial percentage discount of such options to the fair market value of the Common Stock). The warrants shall have a term of seven years, "cashless exercise" feature and piggyback registration rights. The warrants shall be subject to a two year vesting period, with warrants to purchase: 1,000,000 shares of Common Stock vesting on a pro rata basis on the first day of each month during the first year of employment (i.e. 83,333 per month); warrants to purchase 500,000 shares of Common Stock vesting at the beginning of the second year of employment; and warrants to purchase 500,000 shares of Common Stock vesting at the beginning of the third year of employment.

The Company is recording the intrinsic value of the warrants as additional salary and as an increase to additional paid-in capital over the vesting period. As a result of the cashless exercise feature, the Company remeasures compensation expense using the fair value of the Company's common stock each quarter.


8. SUPPLEMENTAL CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                             2002                2001
------------------------------------------------------------------------------------ ------------------- -------------------
 Cash paid during the period for:
   Interest                                                                                $  179,871       $ 22,905

Non-cash transactions relating to investing and financing activities:
   Discount on debt issued                                                                    894,500              -
   Conversion of debt to equity                                                             1,051,517              -
   Consulting agreement debt for  reverse merger                                            1,448,932              -
   Promissory note issued for purchase of Big Content                                       1,000,000              -
   Stock issued as compensation for consulting agreements                                   3,401,975              -
   Business acquisitions:
      Fair value of assets acquired, excluding cash                                         7,308,193              -
    Less liabilities assumed and created upon acquisition                                  (1,702,255)             -
      Common stock issued                                                                  (4,079,699)             -
                                                                                     --------------------- ---------------
            Net cash paid                                                                  (1,526,239)             -
--------------------------------------------------------------------------------------------------------------------------

9. INVESTOR GROUP SETTLEMENT. In July 2002, the Company and an investor group finalized a settlement related to Big Content. The Company and the investor group agreed to create a limited liability company with the assets associated with ThunderBox and for the investor group to acquire 17% of the limited liability company. The agreement also entitles the investor group to receive 40% of the initial $250,000 of distributions made (if any) by the Company. The Company has an option to repurchase the 17% of the limited liability company from the investor group for a price determined by the agreement.

The Company also agreed to issue 300,000 shares of the Company's common stock to the investor group as additional settlement, comprised of an initial payment of 30,000 shares upon execution of the settlement agreement, plus 33,750 shares over the next eight fiscal quarters starting September 30, 2002.

10. RELATED PARTY TRANSACTIONS. In August 2002, the President of the Company executed a Mortgage Security Agreement for an apartment owned by him in favor of a creditor of the Company. As of September 30, 2002, the Company owed this creditor approximately $442,000. On October 25, 2002, the creditor declared the Promissory Note in default. The creditor upon the receipt of a $75,000 payment subsequently withdrew the default notice. Additionally, the President has personally guaranteed the note.

On September 16, 2002, the Company agreed to issue a promissory note to the President of our Company the principal sum of $253,000 (which outstanding amount was advanced to the Company previously, non-interest bearing and due on demand). The promissory note is payable on or prior to September 15, 2005 and accrues interest at 7% per annum.

On September 30, 2002, the President of the Company transferred one of his automobiles to a creditor as collateral for outstanding promissory notes payable in the aggregate amount of $75,000.

In October 2002, the Company borrowed approximately $443,000 from the President of the Company pursuant to a promissory note dated October 25, 2002. The promissory note is payable on or prior to October 24, 2005 and accrues interest at 7% per annum.

On October 22, 2002, the Company assigned to a creditor and shareholder of the Company and a related creditor the right to collect certain media related accounts receivables to offset against payments due to them.

The Company's office facility in Southampton, New York, which was previously owned by the President of the Company, was sold in October 2002 and the Company must vacate the property by January 1, 2003.

On November 5, 2002, the Company's President borrowed $95,000 from a related party that is secured by a mortgage on certain real property owned by the President. On November 5, 2002, the Company and CKP borrowed the $95,000 at terms that are currently being finalized and documented.

11. SUBSEQUENT EVENTS. On October 15, 2002, the Company and two of its officers received a notice from Compass Bank that the Company's obligations under its line of credit with the bank are past due and that the Company is accordingly in default. The notice demanded repayment of approximately $250,000 by October 28, 2002. This loan is secured by two officers of the Company. The Company is currently in the process of attempting to locate replacement financing. There could be a material, adverse effect on our financial condition and future prospects if refinancing is unsuccessful or we are unsuccessful in negotiating a favorable payment arrangement.

On September 17, 2002, two officers of the Company, entered into a Stock Amendment and Issuance Agreement (the "SAIA") pursuant to which the terms of the Company's Series B Convertible Preferred Stock (the "Series B Stock") which is held only by those two officers would be modified such that each share of Series B Stock would be convertible into only 50 shares of the Company's common stock as opposed to 100 shares, as previously provided. The SAIA also provides that the aggregate liquidation preference of the Series B Stock would be reduced from $4,860,000 to $2,430,000.

In consideration for their acceptance of this agreement the SAIA provided for the issuance to the officers of shares of a new series of preferred stock, Series D Preferred Stock, par value $0.01 per share (the "Series D Stock"), which has no right to receive dividends and is not convertible into the Company's common stock, but will vote together with the Company's Common Stock, with each share of Series D Stock having 50 votes. The Series D Stock carries an aggregate liquidation preference value of $2,430,000.

In October 2002, the Company amended its Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock to amend the conversion ratio of such stock from 100 to 50. Accordingly, the 399,752 shares of Series B Stock are now convertible into an aggregate of 19,987,600 shares of the Company's common stock.

In October 2002, the Company filed a Certificate of Designation, Preferences and Rights of the Series D Stock with the Secretary of State of the State of Delaware and 399,752 of Series D Stock were issued.

The Company amended the provisions of its Series A Convertible Preferred Stock (as so amended, the "Series A Preferred") effective October 16, 2002. The amendment provides that shares of Series A Preferred can be converted into the Company's common stock so long as there exists sufficient authorized common stock to effect such conversion. Previously, the Series A Preferred could be converted into common stock only if there was sufficient authorized shares to effect the conversion of all outstanding shares of Series A Preferred. The amendment also provides that all outstanding Series A Preferred will be automatically converted into common stock at such time as the Company's certificate of incorporation is amended to authorize a sufficient number of shares of common stock into which all of the issued and outstanding shares of Series A Preferred are convertible.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues decreased by approximately $4,438,000, to $1,869,000 for the three months ended September 30, 2002, from $6,307,000 for the three months ended September 30, 2001. The number of major televised event promoted by the Company had declined.

Costs of revenue decreased by approximately $3,710,000, to $2,183,000 for the three months ended September 30, 2002, from $5,893,000 for the three months ended September 30, 2001. Costs declined corresponding with the number of major televised events promoted by the Company.

General and Administrative Expenses increased by approximately $1,343,000, to $1,717,000 for the three months ended September 30, 2002, from $374,000 for the three months ended September 30, 2001. The Company recorded a non-cash expense of approximately $422,000 relating to the May 13, 2002 Agreement (the "IRSI Agreement") with Investor Relations Services, Inc. ("IRSI"). Under the IRSI Agreement, IRSI agreed to provide certain investor relation services for the Company in exchange for 2,631,580 unregistered and restricted shares of the Company's common stock.

Interest Expense and Financing Cost increased $609,000 from $37,000 to
$646,000. This increase is attributable to costs incurred related to the Company's incurrence of approximately two million dollars of debt convertible to equity. The discount related to this debt is amortized and recorded as interest expense over the maturity of the debt or immediately for any portion that is converted to equity. Further, interest expense has increased due in part to the debt incurred as a result of CKB's merger with Big Content, additional interest related to the extension of the maturity dates of warrants issued with debt in 1997 and due in part to an increase in the cost of funds borrowed by the Company.

For the three months ended September 30, 2002, the Company recorded a net other expense of $80,000 related to the disposal of the original stage for the "ThunderBox" television series. The Company replaced the original stage with a smaller replacement that is less expensive to store, transport and erect.

Boxing related amortization and depreciation decreased by approximately $65,000 from $92,000 to $27,000.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues decreased by approximately $840,000, to $13,614,000 for the Nine months ended September 30, 2002, from $14,444,000 for the Nine months ended September 30, 2001. This increase includes revenue of $668,000 related the Company's Big Content Media Division (CKB merged with Big Content on March 15, 2002). Further, the Company promoted three "Star" level events for the Nine months ended September 30, 2002, as opposed to the promotion of two "Star" level events for the Nine months ended September 30, 2001. Revenue related to these "Star" events increased by approximately $2,412,000, to $8,455,000 for the Nine months ended September 30, 2002, from $6,043,000 for the Nine months ended September 30, 2001.

Costs of revenue decreased by approximately $72,000, to $13,329,000 for the Nine months ended September 30, 2002, from $13,400,000 for the Nine months ended September 30, 2001. Costs for the Nine months ended September 30, 2002 include approximately $967,000 related to the Big Content Media Division, including media related amortization of $174,000. The costs indicated above include costs related to "Star" events that increased by approximately $2,377,000, to $7,665,000 for the Nine months ended September 30, 2002, from $5,288,000 for the Nine months ended September 30, 2001.

General and Administrative Expenses increased by approximately $2,056,000, to $3,071,000 for the Nine months ended September 30, 2002, from $1,015,000 for the Nine months ended September 30, 2001. The Company recorded a non-cash expense of approximately $422,000 relating to the IRSI Agreement. Increases are further attributed to: an $51,000 increase in bad debt reserve, $101,000 increase in professional fees related to the increased requirements of a public company, $199,000 in wages and $78,000 increase in development related travel.

Interest Expense and Financing Cost increased by $1,681,000, from $83,000 to $1,764,000. This increase is attributable to costs incurred related to the Company's incurrence of approximately two million dollars of debt convertible to equity. The discount related to this debt is amortized and recorded as interest expense over the maturity of the debt or immediately for any portion that is converted to equity. Further, interest expense has increased due in part to the debt incurred as a result of CKB's merger with Big Content and due in part to an increase in the cost of funds borrowed by the Company.

For the Nine months ended September 30, 2002, the Company recorded a net expense of $80,000 related to the disposal of the original stage for the "ThunderBox" television series. The Company replaced the original stage with a smaller replacement that is less expensive to store, transport and erect.

Amortization and depreciation decreased by approximately $208,000 to $69,000 for the Nine months ended September 30, 2002, from $276,000 for the Nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily through short-term borrowings and accounts payable.

Net cash provided by operating activities for the Nine months ended September 30, 2002 was approximately $606,000. This was a result of the Company's net loss for this period of ($4,709,000), primarily increased by: non-cash stock compensation to an employee and consultants in the amount of approximately $265,000 and $422,000, respectively, an increase in accounts payable and accrued expenses of $2,167,000, combined amortization of debt discount costs, film costs and deferred finance costs of 1,290,000 and a decrease in accounts receivable, miscellaneous receivables and other current assets of $880,000.

Net cash applied to investing activities for the Nine months ended September 30, 2002 was approximately $1,657,000, which resulting from CKB's acquisition costs of $1,526,000.

Net cash provided by financing activities for the Nine months ended September 30, 2002 was approximately $899,000, primarily attributable to proceeds of approximately $218,000, $1,376,000 and $896,000 from advances from stockholders, loans and convertible debt, respectively, offset by payments of approximately $981,000, $150,000 and $459,000 to repay loans, convertible debt and other long-term debt, respectively.

At September 30, 2002, the Company had deficiencies in working capital of approximately $7,402,000 and an accumulated deficit of $11,380,000 and there is substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain additional financing. During the year ended December 31, 2001 and for the Nine months ended September 30, 2002, the Company has successfully obtained external financing through private placements of convertible debt and other short-term borrowings. Some of this debt has subsequently been converted to common stock of the Company. The Company continues to explore sources of additional financing to satisfy its current operating requirements.

ITEM 3. CONTROLS AND PROCEDURES

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Securities Exchange Act of 1934.

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and Mr. Kushner. Golden Gloves alleges that CKP breached an agreement to share certain profits related to certain boxers. This matter is still pending. The Company has reserved an estimated amount of $600,000 based on management's and outside legal counsel's estimate of what they believe will be payable under the agreement, however, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

In December 2001, Buster Mathis, a boxer, filed an action against CKP and Mr. Kushner in the United States District Court, Southern District of New York alleging fraud and unjust enrichment relating to a fight against Mike Tyson in December 1995. On October 17, 2002, a jury awarded Mr. Mathis $702,000 (including interest at the rate of 9% per annum from December 16, 1995), and the Company has established a reserve for the quarter ended September 30, 2002 in the amount of $702,000. While we believe we have valid grounds for appeal and it is our current intention to do so, a material adverse effect on our profits, results of operations, financial condition and future prospects could result from the failure of an appeal, or if we fail to negotiate a favorable payment arrangement with Mr. Mathis. On November 7, 2002 Mr. Mathis filed a judgment against CKP and Mr. Kushner.

On August 23, 2002, the Company agreed to a stipulation for judgment against the Company by a boxer relating to shared profits owed to the boxer. The Company has agreed to pay the boxer approximately $610,000 plus interest by February 28, 2003.

In the normal course of business, the Company is involved in legal disputes concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, certain service providers and other issues. At September 30, 2002, the Company had accrued an aggregate of approximately $240,000, representing its estimated liability from these legal disputes. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

SHARES ISSUED THROUGH PRIVATE PLACEMENT

On September 20, 2002, the Company entered into a Stock Purchase agreement with a third party investor. Pursuant to the agreement, in exchange for $115,000, the Company agreed to issue to the investor 153,000 shares of Class A Common Stock at a price of $.75 a share. After a 10% commission the net proceeds to the Company were $103,500. The shares were issued in a private placement pursuant to
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On September 20, 2002, the Company entered into a Stock Purchase agreement with third party investors. Pursuant to the agreement, in exchange for $12,000, the Company agreed to issue to the investors' 16,000 shares of Class A Common Stock at a price of $.75 a share. After a 10% commission the net proceeds to the Company were $10,800. The shares were issued in a private placement pursuant to
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

COMMON STOCK ISSUED AS COMPENSATION

On September 6, 2002, an individual loaned $25,000 to the Company. The loan matured on October 6, 2002 and had a fee of $2,500. As additional consideration for the loan, the Company agreed to issue to the creditor 10,000 shares of Class A Common Stock with piggyback registration rights. The shares were issued in a private placement pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On September 9, 2002, a third party loaned $25,000 to the Company. The loan matures on September 9, 2003 and accrues interest at a per annum rate of 23%. As additional consideration for the loan, the Company agreed to issue a warrant to purchase 10,000 shares of Class A Common Stock at a price of $1.00 per share. The shares were issued in a private placement pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On September 30, 2002 warrants were issued to the following parties in consideration for their efforts in raising pre and post merger financing. As per their placement agent arrangements they received a warrant to purchase 1 share of Class a Common Stock for every $10 raised. The following is a list of those parties:

         Name                       Amount            Price
         ----                       ------            -----
         Jonathan Gilbert           42,330            $1.29
         First Allied               14,110            $1.29
         Joseph Stevens             52,500            $1.00

On September 9, 2002, the Company entered into a two year consulting agreement with an independent consultant to provide consulting services on general business matters. As compensation for these services, the Company agreed to issue 550,000 shares of common stock of the Company. The shares are issuable 300,000 on the date of the agreement and 250,000 at September 9, 2003. The agreement also provides for the consultant to be paid additional cash compensation equal to 10% of proceeds from future financing activities in which the consultant secures the investing party or parties.

COMMON STOCK ISSUED RELATED TO MERGER WITH BIG CONTENT

The Company issued the first 30,000 of 300,000 shares to an investor group pursuant to an agreement that the Company and an investor group finalized related to Big Content in July 2002. The Company and the investor group agreed to create a limited liability company with the assets associated with ThunderBox and for the investor group to acquire 17% of the limited liability company. The agreement also entitles the investor group to receive 40% of the initial $250,000 of distributions made (if any) by the Company. The Company has an option to repurchase the 17% of the limited liability company from the investor group for a price determined by the agreement. The remaining 270,000 shares will be issued over the next nine quarters.

CONVERSION OF SERIES A CONVERTIBLE PREFERRED STOCK INTO COMMON STOCK

On September 25, 2002, a holder of the Company's Series A Convertible Preferred Stock converted 17,500 of his 135,000 Series A Convertible Preferred Stock into 175,000 shares of the Company's Common stock. In order to accommodate the wishes of the investor holding Series A Preferred Stock, we agreed to amend the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (as so amended, the "Series A Certificate of Designation"). This amendment, which was filed with the Secretary of State of Delaware on October 16, 2002, provides that shares of Series A Preferred Stock can be converted into Common Stock so long as there exists sufficient authorized Common Stock to effect such conversion. Previously, the Series A Preferred Stock could be converted into Common Stock only if there was sufficient authorized Common Stock to effect the conversion of all outstanding shares of Series A Preferred Stock. The amendment also provides that all outstanding Series A Preferred Stock will be automatically converted into Common Stock at such time as our certificate of incorporation is amended to authorize a sufficient number of shares of Common Stock into which all of the issued and outstanding shares of Series A Preferred Stock are convertible. Automatic conversion of the Series A Preferred Stock would thus occur following the approval by our shareholders.

AMENDMENT TO WARRANT TERMS

On September 10, 2002, the Company executed an agreement with Livingston to amend the terms of a certain warrant agreement originally dated April 30, 2002 regarding Livingston's right to purchase common shares of the Company's stock. The total number of shares under the original agreement was reduced from 1,000,000 to 500,000 and the exercise price was reduced from $1.24 per share to $.62 per share. The Livingston Warrant is, by its terms, is exercisable at any time for Common Stock. However, the holder of the Livingston Warrant has entered into a separate letter agreement with the Company pursuant to which the holder agreed that he would not exercise the Livingston Warrant, as applicable, until our certificate of incorporation has been duly amended to provide for the authorization of a sufficient number of shares of Common Stock to allow for the conversion of all outstanding Preferred Stock, as well as all other securities convertible into, or exercisable for, Common Stock.

CONVERSION OF CONVERTIBLE NOTES INTO COMMON SHARES

On August 8, 2002 an investor, Alan Botwinick, converted his outstanding promissory note plus interest into 40,811 shares of Class A Common Stock at a conversion rate of 1 share for $1.

EXERCISE OF EMPLOYEE STOCK OPTIONS

On May 9, 2002 the former President of the Company, Adam Goldberg, requested to exercise his options to purchase a net of 21,356 shares of Class A Common Stock. As of September 30, 2002 the shares have not been issued due lack of proper paperwork. The Company expects to issue the shares within the next few weeks.

ITEM 5 - OTHER INFORMATION

AGREEMENTS WITH OFFICERS AND DIRECTORS

On July 29, 2002 the Company extended the May 1, 2002 consulting agreement with Steven Angel, a director of the registrant. The contract is now set to expire on November 30, 2002. All other terms remain the same.

On September 17, 2001, the Company agreed to pay Mr. Angel $140,000 upon certain capital raising events that have subsequently occurred during the nine months ended September 30, 2002. Mr. Angel was an officer and Director of the pre-merger Company and has continued as a director and consultant of the post-merger company.

On September 25, 2002 John Yeend, our chief financial officer, indicated that he was resigning from this office effective October 11, 2002. Mr. Yeend has indicated that he was resigning to pursue other opportunities and not due to any material disagreement with the Company regarding its accounting or other policies. Mr. Yeend has continued to provide assistance to the Company, on an as-needed basis and on mutually acceptable terms. Mr. Yeend and his firm, Yeend & Castaneda, LLP, are owed approximately $50,000 for professional services previously rendered to the Company. In full consideration for such $50,000, upon termination of Mr. Yeend's employment, the Company has agreed to pay Mr. Yeend approximately $45,000, payable over three months.

AGREEMENTS WITH CONSULTANTS

On May 13, 2002, the Company entered into agreements with Investor Relation Services, Inc. ("IRSI") and Summit Trading Limited (the "Consultants") to provide investor and public relations services. The agreement engages the Consultants to provide one or more investor relations plans as well as assistance in the coordination and execution of the agreed upon plan or plans. A plan may include several services as defined in the agreement. The agreement is effective from May 13, 2002 through May 12, 2005. As compensation for the services, the Company issued the Consultants 2,631,580 shares of common stock of the Company. The consultants have agreed to not sell or transfer 1,315,790 of these shares until August 1, 2003. The shares were issued upon the signing of the agreement. During the three months ending September 30, 2002, after further review, we believe that IRSI and Summit Trading may be unable to fully perform on these contracts, and we are currently in discussions to terminate the agreement and/or make a commensurate reduction in the number of shares issuable pursuant to these agreements.

DEFAULT OF LINE OF CREDIT

On October 15, 2002, CKP, CKB, Mr. Kushner and Mr. DiLorenzo received a notice from Compass Bank that CKB's obligations under its line of credit with the bank are past due and CKB is accordingly in default. The notice demanded repayment of approximately $250,000 by October 28, 2002. This loan is secured by a mortgage recorded on Mr. Kushner's residence. Further, the loan is secured by a personal guaranty by Mr. Kushner in the full loan amount and by Mr. DiLorenzo in the amount of $37,500. The Company is currently in the process of attempting to locate replacement financing. There could be a material, adverse effect on our financial condition and future prospects if refinancing is unsuccessful or we are unsuccessful in negotiating a favorable payment arrangement.

RELATED PARTY TRANSACTIONS

In August 2002, Mr. Kushner executed a Mortgage Security Agreement for an apartment owned by Mr. Kushner in favor of a creditor of CKP. As of September 30, 2002, CKP owed this creditor approximately $442,000. On October 25, 2002, the creditor declared the Promissory Note in default. The creditor upon the receipt of a $75,000 payment subsequently withdrew the default notice. Additionally, Mr. Kushner has personally guaranteed the note. Further, Mr. Kushner and CKP executed an Affidavit of Judgment by Confession which, when filed, will create a lien on all of Mr. Kushner's and CKP's real and personal property.

On September 10, 2002, the Company executed an agreement with Livingston to amend the terms of a certain warrant agreement originally dated April 30, 2002 regarding Livingston's right to purchase common shares of the Company's stock. The total number of shares under the original agreement was reduced from 1,000,000 to 500,000 and the exercise price was reduced from $1.24 per share to $.62 per share.

The Company and CKP owes our President, Cedric Kushner, the principal sum of $253,000 (which outstanding amount accrues interest at a rate equal to 7% per year) pursuant to a promissory note dated September 16, 2002. The promissory note is payable on or prior to September 15, 2005.

CKP, a subsidiary of CKB owes our President, Cedric Kushner, approximately $152,000 for accrued rent as of September 30, 2002.

On September 30, 2002, our President, Mr. Kushner, transferred one of his automobiles to the President of NAC Enterprises as collateral for promissory notes payable by CKP to NAC Enterprises in the aggregate amount of $75,000 as of September 30, 2002.

On October 31, 2002, the Company assigned to a creditor and shareholder of the Company, Livingston Investments, LLC ("Livingston"), and a related creditor of the Company, Mackin Charitable Remainder Trust ("Mackin"), the right to collect certain media related accounts receivables to offset against payments due Livingston and Mackin. The agreement became effective as of October 22, 2002.

On October 25, 2002, the Company and CKP borrowed an additional $442,856 from our President, Cedric Kushner, (which outstanding amount accrues interest at a rate equal to 7% per year) pursuant to a promissory note dated October 25, 2002. The promissory note is payable on or prior to October 24, 2005.

A subsidiary of CKB presently leases office facilities in Southampton, New York from Cedric Kushner, our President. This lease commenced on July 1, 2001 and expires on December 31, 2002. The annual rent is $120,000 and the lessee also agreed to pay the property taxes, insurance and maintenance on the leased property. CKB also leases office space located at 58 West 58th Street, Suite 24F, in New York City that is owned by Mr. Kushner. While there is no written agreement relating to the use of the New York City office space, the parties have agreed that the rent for this space is included with the $120,000 in rent referenced above. Mr. Kushner sold the office facilities in October 2002 and the Company must vacate the property by January 1, 2003.

On November 5, 2002, our President, Cedric Kushner, borrowed $95,000 from an individual related to Livingston that is secured by a mortgage on certain real property owned by Mr. Kushner. On November 5, 2002, the Company and CKP borrowed the $95,000 from Mr. Kushner at terms that currently being finalized and documented.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following documents are filed as part of this report:

Exhibit 10.1 Consulting Agreement with Boulder Hill, Inc.

Exhibit 10.2 Notice of Default from Compass Bank

Exhibit 10.3 Agreement with professional boxer

Exhibit 10.4 Warrant Amendment with Living Investments, LLC

Exhibit 10.5 Agreement with English Distribution

Exhibit 10.6 Promissory Note dated September 16, 2002 from Cedric Kushner

Exhibit 10.7 Promissory Note dated October 25, 2002 from Cedric Kushner

Exhibit 10.8 Extension of Steven Angel Consulting Agreement

Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350

Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350

(b)  REPORTS ON FORM 8-K

The following Reports on Form 8-K were filed during the last quarter of the period covered by this report, and from that date to the date hereof:

DATE                                ITEM REPORTED
---------------                     --------------------------------------------
October 16, 2002                    Company amended the terms of the Company's
                                    Series B stock and issued Series D stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ZENASCENT, INC.




Date:  November 19, 2002             /S/ Cedric Kushner
                                    -------------------------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 19, 2002              /s/ James DiLorenzo
                                    --------------------------------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 Zenascent, Inc.

                                 CERTIFICATIONS


I, Cedric Kushner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zenascent, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


/s/ Cedric Kushner
------------------------------------
Cedric Kushner
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

I, James DiLorenzo, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Zenascent, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002


/s/ James Dilorenzo
--------------------------------------------
James DiLorenzo
Executive Vice President
(Principal Financial and Accounting Officer)