Form 10QSB/A
period 2002-09-30
CEDRIC KUSHNER PROMOTIONS INC
filed 2003-02-21
CIK 1064539

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

                         Commission File Number: 0-25563

                        CEDRIC KUSHNER PROMOTIONS, INC.

             (Exact name of registrant as specified in its charter)



               DELAWARE                                  65-0648808
-----------------------------------------------    ----------------------
    (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                     Identification No.)

1414 Avenue of the Americas, Suite 1402, NY, NY            10019
-----------------------------------------------    ----------------------
    (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (212) 755-1944

Check whether the registrant has (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes No
[X] [ ]

As of January 24, 2003, 14,699,974 shares of Common Stock were issued and outstanding.

                                    CONTENTS



                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2002

     (Unaudited) and December 31, 2001                                         2

Condensed Consolidated Statements of Operations (Unaudited)
     for the Three and Nine Month Periods Ended
     September 30, 2002 and 2001                                               3

Condensed Consolidated Statements of Cash Flows (Unaudited)
     for the Nine Month Periods Ended September 30, 2002 and 2001              4

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
     for the Nine Month Periods Ended September 30, 2002                       5

Notes to Unaudited Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis                                 12

Item 3. Controls and Procedures                                               15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Use of Proceeds                            16

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    21

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                        ZENASCENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             September 30, 2002
ASSETS                                                          (unaudited)
----------------------------------------------------------- --------------------
CURRENT ASSETS:
   Cash                                                           $            -
   Accounts receivable, net of allowance of $62,064 and $21,387          142,705
   Note receivable                                                             -
   Other current assets                                                  106,473
----------------------------------------------------------- -------------------
        TOTAL CURRENT ASSETS                                             249,178
PROPERTY AND EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION         258,043
PREPAID SIGNING BONUSES, NET OF ACCUMULATED AMORTIZATION                  92,300
PREPAID CONSULTING FEES                                                3,114,979
ADVANCES TO RELATED PARTY                                                      -
PREPAID MERGER COSTS                                                           -
GOODWILL                                                               1,104,765
INTANGIBLES ASSETS, NET OF ACCUMULATED AMORTIZATION                    5,667,333
----------------------------------------------------------- --------------------
                                                                  $   10,486,598
----------------------------------------------------------- --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $   5,155,834
   Bank overdraft                                                         89,998
   Line of credit                                                        250,770
   Loans payable                                                         831,500
   Due to stockholder                                                    405,197
   Convertible debt, net of unamortized discount of
      $526,523 and $522,657                                              328,968
   Current maturities of long-term debt                                  588,552
-----------------------------------------------------------  -------------------
        TOTAL CURRENT LIABILITIES                                      7,650,819
LONG-TERM DEBT                                                         2,557,150
DEFERRED REVENUES                                                        234,800
----------------------------------------------------------- --------------------
        TOTAL LIABILITIES                                             10,442,769
----------------------------------------------------------- --------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; $.01 par value, 4,865,000 shares
            authorized, none issued and outstanding                            -
   Preferred stock; Series A convertible, $.01 par value,
            117,500 and zero shares authorized, issued and
            outstanding (liquidation preference of $352,512)               1,175
   Preferred stock; Series B convertible, $.01 par value,
            399,752 and zero shares authorized, issued and
            outstanding (liquidation preference of $4,860,000)             3,998
   Preferred stock; Series C convertible redeemable, $.01
            par value, 27,923 and zero shares authorized, issued
            and outstanding (liquidation preference of $4,500,000)           279
   Common stock; Class A, $.01 par value, 15,000,000 and
            zero shares authorized, 14,525,974 and zero shares
            issued and outstanding                                       145,260
   Common stock; Class B, $.01 par value, 5,000,000 shares
            authorized, none issued and outstanding                            -
   Common stock; $.01 par value, zero and 1,000 shares
            authorized, issued and outstanding                                 -
   Common stock to be issued                                             114,300
   Treasury stock, 294,500 and zero Class A shares at cost              (251,848)
   Additional paid-in capital                                         11,538,551
   Stock subscription receivable                                        (127,000)
   Accumulated deficit                                               (11,380,886)
----------------------------------------------------------- --------------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              43,829
----------------------------------------------------------- --------------------
                                                                  $   10,486,598
----------------------------------------------------------- --------------------

          See accompanying notes to consolidated financial statements.

                        ZENASCENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three months ended September 30,       Nine months ended September 30,
                                            -----------------------------------    -----------------------------------
                                                  2002              2001                 2002              2001
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
REVENUES:
   Revenues                                    $  1,865,229        $6,302,198          $13,577,091       $14,436,196
   Other                                              4,000             5,002               26,805             8,025
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
        TOTAL REVENUES                            1,869,229         6,307,200           13,603,896        14,444,221
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
EXPENSES:
   Cost of revenues (includes
      amortization of acquired media assets
      of $148,875, $-0-, $322,667, and $-0-,
      respectively)                               2,183,368         5,892,753           13,328,986        13,400,586
   General and administrative (includes employee
      And non-employee stock compensation of
      $534,737, $-0-, $686,865, and $-0-,
      respectively)                               1,717,209           373,787            3,071,311         1,015,724
   Amortization of signing bonus                      9,342            84,687               21,158           254,061
   Depreciation and amortization                     18,178             7,500               47,828            22,500
   Interest expense                                 646,992            36,786            1,764,119            83,271
   Other expense                                          -                 -               80,143                 -
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
        TOTAL EXPENSES                            4,575,089         6,395,513           18,313,545        14,776,142
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
NET LOSS                                       $ (2,705,860)     $    (88,313)        $ (4,709,649)    $    (331,921)
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------


----------------------------------------------------------------------------------------------------------------------
Loss applicable to common stock:
    Net loss                                   $ (2,705,860)     $    (88,313)        $ (4,709,649)    $    (331,921)
    Preferred stock dividend - Series A              (8,100)          (10,542)             (24,300)          (10,542)
                                               --------------    --------------       --------------   ---------------
Loss applicable to common stock                $ (2,713,960)     $    (98,855)        $ (4,733,949)    $    (342,463)

NET LOSS PER COMMON SHARE (basic and diluted)         $(.19)            $(.01)               $(.39)            $(.05)
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                             14,118,896         8,056,620           12,126,018         7,370,910
------------------------------------------- ----------------- ----------------- -- ----------------- -----------------


          See accompanying notes to consolidated financial statements.

                        ZENASCENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


Nine months ended September 30,                                                            2002             2001
---------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $(4,709,649)       $(331,921)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                       68,986          244,054
        Amortization of film costs                                                         322,667                -
        Amortization of deferred finance costs                                              26,263                -
        Loss on disposals of fixed assets                                                   80,143                -
        Provision for losses on accounts receivable                                         40,677                -
        Convertible debt interest converted to common stock                                 41,517                -
        Non-employee stock compensation                                                    421,865                -
        Non-cash employee compensation                                                     265,000                -
        Non-cash financing costs                                                           166,854                -
        Amortization of debt discount                                                      890,625                -
        (Increase) decrease in operating assets:
           Accounts receivable                                                             471,621          145,657
           Miscellaneous receivables and other current assets                              407,650         (316,720)
        Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                                         2,322,053          220,918
           Deferred revenues                                                              (210,533)         169,120
---------------------------------------------------------------------------------- ---------------- -----------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                         605,739           131,108
---------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                      (19,731)         (31,286)
   Purchase acquisitions, net of cash acquired                                          (1,526,239)               -
   Expenditures for signing bonuses                                                       (110,958)        (227,000)
   Advances to related party                                                                     -         (380,267)
---------------------------------------------------------------------------------- ---------------- -----------------
        NET CASH USED IN INVESTING ACTIVITIES                                           (1,656,928)        (638,553)
---------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from stockholder                                                               217,518          204,711
   Repayments to stockholder                                                                     -                -
   Proceeds from line of credit                                                                  -           72,500
   Repayments on line of credit                                                                  -          (45,548)
   Proceeds from loans payable                                                           1,376,300          788,000
   Repayment of loans payable                                                             (981,300)        (456,000)
   Proceeds from convertible debt                                                          895,500                -
   Repayment of convertible debt                                                          (150,000)               -
   Repayment of long-term debt                                                            (459,246)        (225,000)
---------------------------------------------------------------------------------- ---------------- -----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                         898,772           338,663
---------------------------------------------------------------------------------- ---------------- -----------------
NET INCREASE (DECREASE) IN CASH                                                           (152,417)        (168,782)
CASH, BEGINNING OF PERIOD                                                                   62,419           (7,233)
---------------------------------------------------------------------------------- ---------------- -----------------
CASH, END OF PERIOD                                                                   ($    89,998)       $(176,015)
---------------------------------------------------------------------------------- ---------------- -----------------

          See accompanying notes to consolidated financial statements.

                        ZENASCENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                    Convertible     Convertible     Convertible         Common Stock       Common Stock
                                      Series A       Series B        Series C             Series A           $.01 Par
                                     Preferred       Preferred       Preferred                                Value
                                        Stock          Stock           Stock               Stock
                                   -------------------------------------------------------------------------------------------------
                                   Shares   Amount  Shares   Amount Shares  Amount  Shares     Amount   Shares Amount
                                   -------------------------------------------------------------------------------------------------
Balance, December 31, 2001

Acquisition of Big Content, Inc.        -   $  -    $399,752 $ 3,998  27,923    279 $      -     $         -     $  -
Reverse acquisition of Zenascent        -      -        -         -     -        -         -          -    -        -
Amortization of debt discount      135,000   1,350      -         -     -        -   10,009,014  100,090   -        -
Conversion of debt to common stock      -      -        -         -     -        -    1,079,024   10,790   -        -
Interest charge assessed with a
 change in terms of warrants
 originally issued
 with convertible debt                  -      -        -         -     -        -         -          -    -        -
Exercize of stock options               -      -        -         -     -        -       21,356      214   -        -
Issuance of stock to consultant
 for services                           -      -        -         -     -        -    2,631,580   26,316   -        -
Warrants issued for compensation        -      -        -         -     -        -         -          -    -        -
Stock issued for compensation to
 employee                               -      -        -         -     -        -      300,000    3,000   -        -
Stock issued to IPG                     -      -        -         -     -        -      300,000    3,000   -        -
Conversion of Prefered Stock to
 Common Stock                      (17,500)   (175)     -         -     -        -      175,000    1,750   -        -
Issuance of warrants with debt          -      -        -         -     -        -         -          -    -        -
Stock issued for interest on debt       -      -        -         -     -        -       10,000      100   -        -
Stock to be issued                      -      -        -         -     -        -      169,000    1,690   -        -
Stock subscription receivable           -      -        -         -     -        -         -          -    -        -
Net loss                                -      -        -         -     -        -         -          -    -        -
                                   -------------------------------------------------------------------------------------------------
Balance, September 30, 2002        117,500  $1,175   399,752 $ 3,998  27,923 $  279 $14,694,974 $146,950  -        -
                                   -------------------------------------------------------------------------------------------------

[continued]

                                        Treasury                Additonal    Stock              Accumulated     Total
                                        Stock (at cost)         Paid in      Subscription       deficit         Stocholders'
                                                                Capital      Receivable                         equity
                                   -------------------------------------------------------------------------------------------------
                                        Shares   Amount
                                   -------------------------------------------------------------------------------------------------
Balance, December 31, 2001                      $    -          $ 4,783,597  $       -          $ (6,671,237)   $ (1,883,363)

Acquisition of Big Content, Inc.                     -            4,079,699          -                  -          4,079,699
Reverse acquisition of Zenascent        294,500   (251,848)      (3,253,047)         -                  -         (3,403,455)
Amortization of debt discount                        -              894,500          -                  -            894,500
Conversion of debt to common stock                   -            1,040,727          -                  -          1,051,517
Interest charge assessed with a
 change in terms of warrants
 originally issued
 with convertible debt                               -              125,339          -                  -            125,339
Exercize of stock options                            -                 (214)         -                  -               -
Issuance of stock to consultant
 for services                                        -            3,210,527          -                  -          3,326,843
Warrants issued for compensation                     -              265,000          -                  -            265,000
Stock issued for compensation to
 employee                                            -              297,000          -                  -            300,000
Stock issued to IPG                                  -               (3,000)         -                  -               -
Conversion of Prefered Stock to
 Common Stock                                        -               (1,575)         -                  -               -
Issuance of warrants with debt                       -               90,098          -                  -             90,098
Stock issued for interest on debt                    -                9,900          -                  -             10,000
Stock to be issued                                   -              112,610          -                  -            114,300
Stock subscription receivable                        -                 -        (127,000)               -           (127,000)
Net loss                                             -                 -             -            (4,709,649)     (4,709,649)
                                   -------------------------------------------------------------------------------------------------
Balance, September 30, 2002             294,000 $ (251,848)     $11,651,161                     $(11,380,886)    $    43,829
                                   -------------------------------------------------------------------------------------------------










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

On April 30, 2002, a wholly-owned subsidiary ("Merger Sub") of the Company merged with and into Cedric Kushner Boxing, Inc. ("CKB"). The Merger Sub ceased to exist and CKB became a wholly-owned subsidiary of the Company. The CKB's shareholders received 399,752 shares and 27,923 shares of Series B and Series C convertible preferred stock of the Company, respectively, and a warrant to purchase 1,000,000 shares of the Company's common stock. The warrant held by Livingston and is exercisable immediately at an exercise price of $1.24 per share and can be done so through a cashless exercise at the option of the holder. On September 10, 2002, the Company executed an agreement to amend the terms of the warrant agreement. The total number of shares under the original agreement was reduced from 1,000,000 to 500,000 and the exercise price was reduced from $1.24 per share to $.62 per share. The warrant expires on April 30, 2007. Additionally, the Company entered into a consulting agreement with one of the CKB's shareholders whereby the shareholder will receive, at the minimum, $5,000 per week for ten years. The consulting agreement also entitles the shareholder to 10% of net profit, as defined in the agreement, for events generating total revenues in excess of $500,000, 20% of net profit from sales related to the acquired video library and 15% of net proceeds of any qualified financing, as defined in the agreement, to be used to redeem the shareholder's Series C convertible preferred stock at a share price equal to the liquidation preference value per share. The Company, however, has the ability to terminate the consulting agreement after covered payments, as defined in the agreement, of $4,300,000 if made no later than March 25, 2005 or $5,300,000 if made no later than March 25, 2012. As such, the Company recorded the consulting agreement commitment as additional purchase consideration at a present value of approximately $1,449,000, using an interest rate of 15%.

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

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Big Content occurred on January 1, 2001:


--------------------------------------------------------------------------------
                                                 Nine months ended September 30,
                                                       2002            2001
--------------------------------------------- ----------------- ----------------
Net revenues                                          $13,634,481   $15,809,389
Net loss                                             (  5,558,441) (  1,084,945)
--------------------------------------------------------------------------------
Net loss per common share: Basic and diluted        $(        .46)$(        .15)
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

The Company adopted the new standards beginning in the first quarter of fiscal 2002. Effective with the adoption of SFAS No. 142, goodwill, which is substantially related to the media segment, is no longer amortized but is instead subject to an annual impairment test. The Company has assessed the estimated useful lives of its intangible assets, which primarily consist of a video library, trademarks and contractual relationships with customers. In accordance with SFAS No. 142 the Company will perform impairment tests on its intangible assets annually or at such time that conditions indicate that the assets may be impaired.

Other intangible assets as of September 30, 2002 and December 31, 2001 are as follows:


                                                         September 30, 2002              December 31, 2001
                                                 ---------------------------------    ----------------------
                                                 Estimated    Cost     Accumulated       Cost     Accumulated
                                                   life                Amortization               Amortization
------------------------------------------------ ---------- ---------  ------------    ---------- -----------
Other intangible assets subject to amortization:
   Acquired video library                         5 years   $1,190,000   ($128,917)     $      -    $     -
   Contractual customer relationships             10 years   2,350,000    (127,291)            -          -
       Other                                      1 year        20,000    ( 20,000)       20,000          -
   Acquired media trademarks                      20 years   2,450,000    ( 66,354)            -          -
------------------------------------------------ ---------- ---------- ------------    ----------  ----------
                                                            $6,010,000  $ (342,667)     $ 20,000    $     -
------------------------------------------------ ---------- ---------- ------------    ----------  ----------

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

The Company's reportable segments are strategic business units that offer different outputs. The following tables present information about the Company's business segments:

                         Three months ended               Nine months ended
                     ---------------------------     ---------------------------
                     September 30, September 30,     September 30, September 30,
                         2002          2001              2002          2001
-------------------- ------------- -------------     ------------- -------------
Revenues:
   Boxing              $1,260,937    $6,302,198      $12,287,273     $14,436,196
   Media                  604,292             -        1,289,818              -
-------------------- ------------- -------------     ------------- -------------
      Total            $1,865,229    $6,302,198      $13,577,091     $14,436,196
-------------------- ------------- -------------     ------------- -------------

                         Three months ended               Nine months ended
                     ---------------------------     ---------------------------
                     September 30, September 30,     September 30, September 30,
                         2002          2001              2002          2001
-------------------- ------------- -------------     ------------- -------------
Operating loss:
   Boxing             $(1,439,274)   $  (53,532)     $(1,889,779)    $(253,678)
   Media                  (71,877)            -         (395,971)            -
-------------------- ------------- -------------     ------------- -------------
      Total           $(1,511,151)   $  (53,532)     $(2,285,750)    $(253,678)
-------------------- ------------- -------------     ------------- -------------

                                        September 30, 2002
--------------------------------------- ------------------
Total assets:
   Boxing                                    $3,485,041
   Media                                      7,001,557
--------------------------------------- ------------------
Total                                       $10,486,598
--------------------------------------- ------------------

A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:


                                         Three months ended                              Nine months ended
                               ----------------------------------------       ----------------------------------------
                                September 30, 2002   September 30, 2001       September 30, 2002   September 30, 2001
 ----------------------------- -------------------- -------------------       ------------------- --------------------
    Revenues for reportable
       segments                     $1,865,229           $6,302,198           $13,577,091           $14,436,196
    Other income                         4,000                5,002                26,805                 8,025
 ----------------------------- -------------------- -------------------       ------------------- --------------------
       Total                        $1,869,229           $6,307,200           $13,603,896           $14,444,221
 ----------------------------- -------------------- -------------------       ------------------- --------------------

                                         Three months ended                              Nine months ended
                               ----------------------------------------       ----------------------------------------
                                September 30, 2002   September 30, 2001       September 30, 2002   September 30, 2001
 ----------------------------- -------------------- -------------------       ------------------- --------------------
   Operating loss for reportable
      segments                     $(1,511,151)          $ (53,532)            $(2,285,750)          $(253,278)
   Employee stock compensation        (265,000)                  -                (265,000)                 -
   Non-employee stock compensation    (286,717)                  -                (421,865)                 -
   Interest expense                   (646,992)            (36,786)             (1,764,119)            (83,271)
   Other income                          4,000               2,005                  27,085               4,628
 ----------------------------- -------------------- -------------------       ------------------- --------------------
Total                              $(2,705,860)          $( 88,313)            $(4,709,649)          $(331,921)
 ----------------------------- -------------------- -------------------       ------------------- --------------------
                                        8

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



8. SUPPLEMENTAL CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------
Nine months ended September 30,                                              2002           2001
----------------------------------------------------------- ------------------- -------------------
 Cash paid during the period for:
   Interest .........................................................   $   179,871    $    22,905

Non-cash transactions relating to investing and financing activities:
   Discount on debt issued ..........................................       894,500           --
   Conversion of debt to equity .....................................     1,051,517           --
   Consulting agreement debt for  reverse merger ....................     1,448,932           --
   Promissory note issued for purchase of Big Content ...............     1,000,000           --
   Stock issued as compensation for consulting agreements ...........     3,401,975           --
   Business acquisitions:
      Fair value of assets acquired, excluding cash .................     7,308,193           --
     Less liabilities assumed and created upon acquisition ..........    (1,702,255)          --
     Common stock issued ............................................    (4,079,699)          --
----------------------------------------------------------- ------------------- -------------------
            Net cash paid ...........................................    (1,526,239)          --
----------------------------------------------------------- ------------------- -------------------

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

10. SERIES A PREFERRED STOCK DIVIDEND. The holders of the outstanding Series A Preferred Stock are entitled to an annual dividend that equates to 8% of the liquidation preference ($3.00 per share). Since the Company has not declared a dividend as of September 30 2002 the effect of the dividend is shown as a profoma adjustment on the face of the Consolidated Statement of Operations in calculating the net loss applicable to the common stockholders.

11. RELATED PARTY TRANSACTIONS. In August 2002, the President of the Company executed a Mortgage Security Agreement for an apartment owned by him in favor of a creditor of the Company. As of September 30, 2002, the Company owed this Promissory Note in default. The creditor upon the receipt of a $75,000 payment subsequently withdrew the default notice. Additionally, the President has personally guaranteed the note.

On September 16, 2002, the Company agreed to issue a promissory note to the On September 16, 2002, the Company agreed to issue a promissory note to the President of our Company the principal sum of $253,000 (which outstanding amount was advanced to the Company previously, non-interest bearing and due on demand). The promissory note is payable on or prior to September 15, 2005 and accrues interest at 7% per annum.

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

12. SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. At September 30, 2002, the Company had deficiencies in working capital of approximately $7,402,000 and an accumulated deficit of $11,380,000 and there is substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain additional financing.

There can be no assurance that sufficient funds required during the next twelve months or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing shareholders. There is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

In connection with their report on our Consolidated Financial Statements as of and for the year ended December 31, 2001, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of significant operating losses and working capital and stockholders equity deficits.

During the year ended December 31, 2001 and for the Nine months ended September 30, 2002, the Company has successfully obtained external financing through private placements of convertible debt and other short-term borrowings. Some of this debt has subsequently been converted to common stock of the Company. The Company has developed a plan to address liquidity in several ways: 1) The Company will reduced the number of employees and reduce the compensation paid to management level employees, 2) consolidated from two offices to one office by closing the Southampton office, and 3) the Company continues to explore sources of additional financing to satisfy its current operating requirements.

13. LEGAL PROCEEDINGS. On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and Mr. Kushner. Golden Gloves alleges that CKP breached an agreement to share certain profits related to certain boxers. This matter is still pending. The Company has reserved an estimated amount of $600,000 based on management's and outside legal counsel's estimate of what they believe will be payable under the agreement, however, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

In December 2001, Buster Mathis, a boxer, filed an action against CKP and Mr. Kushner in the United States District Court, Southern District of New York alleging fraud and unjust enrichment relating to a fight against Mike Tyson in December 1995. On October 17, 2002, a jury awarded Mr. Mathis $702,000 (including interest at the rate of 9% per annum from December 16, 1995), and the Company has established a reserve for the quarter ended September 30, 2002 in the amount of $702,000. We have agreed in principal to a settlement. Failure to reach a final settlement agreement or failure to fulfill all of the settlement terms would a material adverse effect on our profits, results of operations, financial condition and future prospects.

In July, 2002, CKP and Cedric Kushner agreed to a stipulation for judgment against Mr. Kushner by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, Mr. Kushner executed a Mortgage Security Agreement granting a security interest in an apartment property owned by Mr. Kushner to Zomba. As of December 31, 2002, the unpaid balance owed to Zomba by CKP was approximately $270,000. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if we are unsuccessful in securing financing to fund this obligation.

On August 23, 2002, the Company agreed to a stipulation for judgment against the Company by a boxer relating to shared profits owed to the boxer. The Company has agreed to pay the boxer approximately $610,000 plus interest by February 28, 2003. The Company has established a reserve for this amount.

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

14. SUBSEQUENT EVENTS. On October 15, 2002, the Company and two of its officers received a notice from Compass Bank that the Company's obligations under its line of credit with the bank are past due and that the Company is accordingly in default. The notice demanded repayment of approximately $250,000 by October 28, 2002. This loan is secured by two officers of the Company. The Company is currently in the process of attempting to locate replacement financing. There could be a material, adverse effect on our financial condition and future prospects if refinancing is unsuccessful or we are unsuccessful in negotiating a favorable payment arrangement.

On September 30, 2002, two officers of the Company, entered into a Stock Amendment and Issuance Agreement (the "SAIA") pursuant to which the terms of the Company's Series B Convertible Preferred Stock (the "Series B Stock") which is held only by those two officers would be modified such that each share of Series B Stock would be convertible into only 50 shares of the Company's common stock as opposed to 100 shares, as previously provided. The SAIA also provides that the aggregate liquidation preference of the Series B Stock would be reduced from $4,860,000 to $2,430,000.

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

The Company amended the provisions of its Series A Convertible Preferred Stock (as so amended, the "Series A Preferred") effective October 16, 2002. The amendment provides that shares of Series A Preferred can be converted into the Company's common stock so long as there exists sufficient authorized common stock to effect such conversion. Previously, the Series A Preferred could be converted into common stock only if there were sufficient authorized shares to effect the conversion of all outstanding shares of Series A Preferred. The amendment also provides that all outstanding Series A Preferred will be automatically converted into common stock at such time as the Company's certificate of incorporation is amended to authorize a sufficient number of shares of common stock into which all of the issued and outstanding shares of Series A Preferred are convertible.


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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues decreased by approximately $4,438,000, to $1,869,000 for the three months ended September 30, 2002, from $6,307,000 for the three months ended September 30, 2001. While the number of televised events promoted were equal at eight events during each period, the average size of the events decreased significantly from approximately $555,000 per event during the three months ended September 30, 2001 to $171,000 for the same period in 2002. This decrease was due to relatively fewer premium cable licensing fees due to the expiration of contracts with premium level boxers. In addition, we had a decrease in activity from our talent command premium cable licensing fee. The revenue for the three months ended September 30, 2002 includes $500,000 from the assignment of a boxer's contract to another promoter.

Costs of revenue decreased by approximately $3,710,000, to $2,183,000 for the three months ended September 30, 2002, from $5,893,000 for the three months ended September 30, 2001. Costs declined corresponding with the number and dollar volume of events promoted by the Company.

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

Interest Expense and Financing Cost increased $609,000 from $37,000 to $646,000. This increase is attributable to costs incurred related to the Company's incurrence of approximately two million dollars of debt convertible to equity. The beneficial conversion feature related to this debt is amortized and recorded as interest expense over the maturity of the debt or immediately for any portion that is converted to equity. Further, interest expense has increased due in part to the debt incurred as a result of CKB's merger with Big Content, additional interest related to the extension of the maturity dates of warrants issued with debt in 1997 and due in part to an increase in the cost of funds borrowed by the Company.

Boxing related amortization and depreciation decreased by approximately $65,000 from $92,000 for the three months ended September 30, 2002, from approximately $27,000 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues decreased by approximately $840,000, to $13,604,000 for the Nine months ended September 30, 2002, from $14,444,000 for the Nine months ended September 30, 2001. The number of televised events promoted increased slightly during the period ended September 30, 2002 to 23 events from 19 during the same period the previous year. However the average size of the events decreased from approximately $760,000 per event during the nine months ended September 30, 2001 to $570,000 for the same period in 2002. This decrease was due to relatively fewer premium cable licensing fees due to the expiration of contracts with premium level boxers. In addition, we had a decrease in activity from our talent command premium cable licensing fee. The revenue for the nine months ended September 30, 2002 includes $500,000 from the assignment of a boxer's contract to another promoter.

Costs of revenue decreased by approximately $72,000, to $13,329,000 for the Nine months ended September 30, 2002, from $13,401,000 for the Nine months ended September 30, 2001. . Costs declined corresponding with the number and dollar volume of events promoted by the Company.

General and Administrative Expenses increased by approximately $2,055,000, to $3,071,000 for the Nine months ended September 30, 2002, from $1,016,000 for the Nine months ended September 30, 2001. The Company recorded a non-cash expense of approximately $422,000 relating to the IRSI Agreement. Increases are further attributed to: an $92,000 increase in bad debt reserve, $185,000 increase in professional fees related to the increased requirements of a public company, $481,000 in wages, $85,000 in property/payroll taxes, $98,000 increase in development related travel and $692,000 on other expenses including advertising, office, telephone, media, etc..

Interest Expense and Financing Cost increased by $1,681,000, from $83,000 to $1,764,000. This increase is attributable to costs incurred related to the Company's incurrence of approximately two million dollars of debt convertible to equity. The beneficial conversion feature related to this debt is amortized and recorded as interest expense over the maturity of the debt or immediately for any portion that is converted to equity. Further, interest expense has increased due in part to the debt incurred as a result of CKB's merger with Big Content and due in part to an increase in the cost of funds borrowed by the Company.

For the Nine months ended September 30, 2002, the Company recorded a net expense of $80,000 related to the disposal of the original stage for the "ThunderBox" television series. The Company replaced the original stage with a smaller replacement that is less expensive to store, transport and erect.

Amortization and depreciation decreased by approximately $207,000 to $69,000 for the Nine months ended September 30, 2002, from $276,000 for the Nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily through short-term borrowings and accounts payable.

Net cash provided by operating activities for the Nine months ended September 30, 2002 was approximately $606,000. This was a result of the Company's net loss for this period of ($4,709,000), primarily increased by: non-cash stock compensation to an employee and consultants in the amount of approximately $265,000 and $422,000, respectively, an increase in accounts payable and accrued expenses of $2,322,000, combined amortization of debt discount costs, film costs and deferred finance costs of 1,240,000 and a decrease in accounts receivable, miscellaneous receivables and other current assets of $880,000.

Net cash applied to investing activities for the Nine months ended September 30, 2002 was approximately $1,657,000, related to CKB's acquisition costs of $1,526,000.

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

There can be no assurance that sufficient funds required during the next twelve months or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing shareholders. There is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

In connection with their report on our Consolidated Financial Statements as of and for the year ended December 31, 2001, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of significant operating losses and working capital and stockholders equity deficits.

 During the year ended December 31, 2001 and for the Nine months ended September 30, 2002, the Company has successfully obtained external financing through private placements of convertible debt and other short-term borrowings. Some of this debt has subsequently been converted to common stock of the Company. The Company is addressing this issue in several ways: 1) The Company has reduced the number of employees and reduced the compensation paid to management level employees, 2) consolidated from two offices to one office by closing the Southampton office, and 3) the Company continues to explore sources of additional financing to satisfy its current operating requirements.

On October 15, 2002, the Company and two of its officers received a notice from Compass Bank that the Company's obligations under its line of credit with the bank are past due and that the Company is accordingly in default. The notice demanded repayment of approximately $250,000 by October 28, 2002. Two officers of the Company secure this loan. The Company is currently in the process of attempting to locate replacement financing. There could be a material, adverse effect on our financial condition and future prospects if refinancing is unsuccessful or we are unsuccessful in negotiating a favorable payment arrangement.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and Mr. Kushner. Golden Gloves alleges that CKP breached an agreement to certain profits related to certain boxers. This matter is still pending. The Company has reserved an estimated amount of $600,000 based on management's and outside legal counsel's estimate of what they believe will be payable under the agreement, however, an unfavorable outcome could have a material adverse effect on the Company's revenues, profits, results of operations, financial condition and future prospects.

In December 2001, Buster Mathis, a boxer, filed an action against CKP and Mr. Kushner in the United States District Court, Southern District of New York alleging fraud and unjust enrichment relating to a fight against Mike Tyson in December 1995. On October 17, 2002, a jury awarded Mr. Mathis $702,000, including interest at the rate of 9% per annum from December 16, 1995. The Company has established a reserve for the quarter ended September 30, 2002 in the amount of $702,000. The Parties have agreed in principal to a settlement. Failure to reach a final settlement agreement or failure to fulfill all of the settlement terms would a material adverse effect on our profits, results of operations, financial condition and future prospects.

In July, 2002, CKP and Cedric Kushner agreed to a stipulation for judgment against Mr. Kushner by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, Mr. Kushner executed a Mortgage Security Agreement granting a security interest in an apartment owned by Mr. Kushner to Zomba. As of December 31, 2002, the unpaid balance owed to Zomba by CKP was approximately $270,000. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if we are unsuccessful in securing financing to fund this obligation.

On August 23, 2002, the Company agreed to a stipulation for judgment against the Company by a boxer relating to shared profits owed to the boxer. The Company has agreed to pay the boxer approximately $610,000 plus interest by February 28, 2003. The Company has reserved this amount by accruing this expense on its books.

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

The Company and CKP owe our President, Cedric Kushner, the principal sum of $253,000 (which outstanding amount accrues interest at a rate equal to 7% per year) pursuant to a promissory note dated September 16, 2002. The promissory note is payable on or prior to September 15, 2005.

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

                                    CEDRIC KUSHNER PROMOTIONS, INC.





Date:  February 21, 2003            /s/ Cedric Kushner
                                    -------------------------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: February 21, 2003             /s/ James DiLorenzo
                                    --------------------------------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 Zenascent, Inc.

                                 CERTIFICATIONS

I, Cedric Kushner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Cedric Kushner Promotions, Inc. (the "Registrant");

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

Date: February 21, 2003





/s/ Cedric Kushner
------------------------------------
Cedric Kushner
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

I, James DiLorenzo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A Cedric Kushner Promotions, Inc. (the "Registrant");

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

Date: February 21, 2003




/s/ James Dilorenzo
--------------------------------------------
James DiLorenzo
Executive Vice President
(Principal Financial and Accounting Officer)