Form 10QSB
period 2003-03-31
CEDRIC KUSHNER PROMOTIONS INC
filed 2003-05-21
CIK 1064539

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission File Number 0-25563

                         CEDRIC KUSHNER PROMOTIONS, INC.

                 (Name of small business issuer in its charter)


                    Delaware                        65-0648808
                    --------                        ----------
        (State or other jurisdiction             (I.R.S. Employer
         of incorporation or organization)      Identification No.)



                       1414 Avenue of Americas, Suite 1402
                               New York, NY 10019
               (Address of principal executive offices) (Zip Code)

                                 (212) 755-1944
                           (Issuer's telephone number)

                       Securities registered under Section
                           12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues from its operations for the fiscal year ended December 31, 2002 were approximately $15,496,000.

As of May 19, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over the Counter Electronic Bulletin Board's last sale price of $0.60 on May 16, 2003) was approximately $6,461,000.

As of May 20, 2003, there were 10,648,707 shares of the registrant's common stock outstanding.

                         CEDRIC KUSHNER PROMOTIONS, INC.
                                   FORM 10-KSB
                                      INDEX




                                                                                              PAGE
                                                                                              ----
PART I
  Item 1.      Description of Business..........................................               3
  Item 2.      Description of Property..........................................               5
  Item 3.      Legal Proceedings................................................               5
  Item 4.      Submission of Matters to a Vote of Security Holders..............               6

PART II
  Item 5.      Market for Common Equity and Related Stockholder Matters.........               7
  Item 6.      Management's Discussion and Analysis.............................               9
  Item 7.      Financial Statements.............................................               F1
  Item 8.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.........................................               15

PART III
  Item 9.      Directors and Executive Officers; Compliance
               with Section 16(a)...............................................               16
  Item 10.     Executive Compensation......................................                    17
  Item 11.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.......................               19
  Item 12.     Certain Relationships and Related Transactions...................               20
  Item 13.     Exhibits, List and reports on Form 8-K...........................               22
  Item 14.     Controls and Procedures..........................................               23




SIGNATURES......................................................................               25

CERTIFICATIONS OF CEO AND CFO...................................................               26

EXHIBITS........................................................................               28


                                     PART I

Item 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF THE REGISTRANT

The Registrant was incorporated in February 1996 under the laws of the State of Delaware as Hippo, Inc., a golf equipment and apparel manufacturer. In January 1998, the Registrant changed its name to Outlook Sports Technology, Inc. to reflect a greater focus on sports product research and development operations. In the first three months of the year 2000, the Registrant changed its management team and its business mission. After a brief restructuring period in January 2000, the Registrant appointed Adam Goldberg as its President, and Steven Angel as its Secretary and Executive Vice President. In fiscal year 2000, the Registrant launched a redefined business mission as an Internet technology and e-commerce incubator. In connection with the change in business focus, the Registrant changed its name to Fusion Fund, Inc. In December 2000, the Registrant changed its name to Zenascent, Inc. On or about February 2, 2001, the Registrant's stock began trading under the symbol "ZENA."

From December 2000 through April 30, 2002, the Registrant was a non-operating public shell corporation with nominal assets. Following a reverse merger, the management of Cedric Kushner Boxing, Inc. ("CKB") controls the combined company, and the principal stockholders of CKB are the principal stockholders of the Registrant. Upon consummation of the reverse merger, CKB became a wholly owned subsidiary of the Registrant, with the Registrant functioning solely as a holding company. On or about January 16, 2002, the Registrant changed its name to Cedric Kushner Promotions, Inc.

DESCRIPTION OF BUSINESS

Unless otherwise indicated, or unless the context otherwise requires, all references below to the terms "Registrant," "CKB," "we," "our," "us" or "our company" shall mean the Registrant and CKB, after giving effect to the reverse merger.

At May 20, 2003, we employed 6 full-time employees and 6 part-time/consultant employees. None of these employees is subject to a collective bargaining agreement, and there is no union representation within our company. We maintain various employee benefit plans and believe our employee relations are good.

OVERVIEW

CKB was incorporated under the laws of the State of Delaware on March 5, 1999. CKB is an integrated media and entertainment company. Its primary businesses include:

  (i) Cedric Kushner Promotions, Ltd., a New York corporation ("CKP"), which serves as an international boxing promotional organization; and
  (ii) Big Content, Inc. ("Big Content") through which CKB manages, develops, produces and markets television programming, pay-per-view programming and live events, as well licensing and selling branded consumer products.

SUBSIDIARIES AND OPERATIONS

The Registrant's wholly owned subsidiary, CKB, functions as a holding company for CKP and Big Content. In addition, Big Content is the parent of ThunderBox, Inc., a Delaware corporation ("ThunderBox").

Cedric Kushner Boxing, Inc.

CKB is engaged in the business of promoting boxing events and professional boxers and is engaged in the creation, distribution and maintenance of media properties related to boxing through its ownership of Big Content. Incorporated on March 5, 1999 under the laws of the State of Delaware, CKB operates as a holding company for its wholly owned subsidiaries, CKP and Big Content. Big Content owns a majority share of ThunderBox.

Cedric Kushner Promotions, Ltd.

CKP manages the promotion of professional boxing events and professional boxers (it is party to all contracts with boxers whom we promote). CKP provides event management that includes, among other things, securing venues/sites and coordinating promotions. It also manages boxing operations, including talent acquisition and development, matchmaking, and coordination with sport governing bodies. CKP typically acquires the rights to boxing athletes and packages those rights to television networks, venues, sponsors and other promoters. It promotes an average of 30 events per year, televised to over 50 different countries each month. It has promotional rights to approximately 32 of the world's top boxing athletes, including several of the top heavyweight boxers. CKP is one of the major suppliers of boxing talent to the world's leading television networks, including HBO, Showtime, Fox Sports Network, ESPN and Eurosport.

Big Content, Inc.

Big Content manages the creation, distribution (both domestically and internationally), and maintenance of all of our media holdings, including our media library of videotaped boxing events and current original television programming. Media property assets also include the following series:

         Heavyweight Explosion:

         This monthly series, which originated in 1994, is one of the most successful boxing programming franchises in the world. The series is the anchor program of Eurosport's boxing schedule and is seen in over 100 countries each month. It also serves as CKP's "farm system" for identifying and securing relationships with emerging boxing prospects and has been the force behind many of the current top 20 heavyweights.

         The "World Championship" Series

         This series debuted in 1993 and also enjoys a large monthly global television audience. There are usually six events per year distributed to leading networks worldwide.

         ThunderBox

         ThunderBox, a majority-owned subsidiary of Big Content, owns, produces and distributes "ThunderBox," a program that debuted in October 2000, marking the return of weekly boxing on free domestic television for the first time in over twenty years. CKP promotes many of the boxers on ThunderBox, which is centered around a sanctioned heavyweight tournament where young boxing prospects compete to be the next "ThunderBox Champion" or the next "Baddest Man on the Planet." The program is syndicated in the U.S. broadcast market and several major corporations are advertisers and sponsors of the program. The ThunderBox experience synthesizes boxing, music, fiction, Internet and interactive elements and is intended to draw viewership from the 18-34 year-old demographic segment.


MARKET OPPORTUNITY

Boxing is one of the world's most popular spectator sports and has broad-based international appeal. The sport is an essential programming asset of many of the major television networks and has proven to be a powerful vehicle for subscription and pay television in particular. Domestically, the two leading premium networks, HBO and Showtime, use boxing as core programming. Boxing is one of the highest rated program groupings for both of these networks. Boxing also drives the pay per view ("PPV") industry. The top 10 PPV events of all time are professional boxing matches.


COMPETITION

Professional boxing is dominated by a handful of promoters who work with the world's leading television networks and venues. There are approximately 10 major boxing promoters in the world, most of which are based in the United States. CKP's major U.S. competitors are Don King Productions, Top Rank and Main Events.


BUSINESS GROWTH STRATEGY

The Registrant's growth plan focuses on the following strategies:

|X|      Expanding our core boxing business, both domestically and
         internationally by:
|X| Signing, developing and acquiring new boxing talent that can achieve marquee or star status and become premium cable and PPV attractions;
|X| Increasing the sales of media rights, site rights, and sponsorship for existing boxing series; focusing efforts on the Spanish-speaking marketplace with programming and live events through a partnership with a Spanish-language media group;

|X| Acquiring other boxing promotional companies in an effort to increase market share; extending our core-boxing brand into boxing-related merchandising through licensing arrangements with established merchandisers; creating and distributing other boxing driven content;
|X|      Acquiring boxing video libraries,
|X| Developing our presence in other entertainment and sports-driven categories (not related to boxing) under the Big Content division by developing a digital channel and ancillary products in the areas of merchandising consulting services and non-boxing driven properties;
|X| Consideration of corporate acquisitions of companies in the sports marketing, management (athletes, entertainers, and television production); and
|X| Rights-generating businesses (other event-driven sport/entertainment products).

Item 2.   DESCRIPTION OF PROPERTIES

Our offices are located at 1414 Avenue of Americas, Suite 1402, New York, New York 10019. This office accommodates our full time corporate and administrative personnel. Our current rent is $7,146 per month.


Item 3. LEGAL PROCEEDINGS

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter has been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees.

In February 2003, Investor Relations Services, Inc. ("IRSI") filed arbitration against the Company arising from a dispute regarding the termination by the Company of an agreement between IRSI and the Company. The agreement was originally to be effective from May 13, 2002 through May 12, 2005. As compensation for its services, the Company was to issue 2,631,580 shares of the Company's common stock of to Summit Trading, Ltd., an affiliate of IRSI.. The Company, however, determined that IRSI would be unable to fulfill its contract obligations under the agreement, which resulted in the Company terminating its agreement with IRSI. IRSI alleged that the agreement was terminated without cause and that full payment in the amount of 2,631,580 shares of common stock was owed.

As a result, legal action was initiated. The case was referred to mediation as a necessary precondition before arbitration can move forward. Mediation is expected to take place sometime during the month of May. As such, discovery has not yet occurred and the party pleadings have not yet been exchanged. It is premature at this time for the Company to determine the merit of this suit; therefore, no amounts have been accrued as of December 31, 2002. However, there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects should IRSI prevail.

In July 2002, CKP and Cedric Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of December 31, 2002, the unpaid balance owed to Zomba by CKP was approximately $267,000. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if we are unsuccessful in securing financing to fund this obligation.

On August 23, 2002, the Company agreed to a stipulation for judgment against the Company by a boxer relating to shared profits owed to the boxer. The Company had agreed to pay the boxer approximately $610,000 plus interest by February 28, 2003. The parties have since agreed to extend the payment due date by approximately four months in consideration for a substantial additional payment.

On April 18, 2003, the Company entered into a Settlement Agreement ("Mathis SA") with Buster Mathis, Jr. ("Mathis") regarding a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York styled Buster Mathis, Jr.
v. Cedric Kushner et al., and obtained a judgment therein after a jury trial in the total amount of $702,455. Subject to full performance of the terms and conditions of the Mathis SA, all claims between Mathis and the Company and its affiliates were compromised and settled in consideration for the payment by the Company of the principal sum of $550,000 with interest at the rate of 2.9% per annum. This settlement sum is payable in certain installments that commenced on December 17, 2002 and continue until September 15, 2004.

As of May 18, 2003, the Company has paid $150,000 pursuant to the Mathis SA. Until September 15, 2003, the Company has the option to satisfy $275,000 of the settlement amount by issuing unrestricted shares of the Company's common stock to Mr. Mathis ("Mathis Shares"). The number of Mathis Shares to be delivered shall be an amount having the equivalent value of $275,000 plus accrued interest ("Share Value"), which value shall be based upon the average closing price of shares of the Company's common stock as traded in the public market, for a period of ten trading days prior to the effective date of a registration statement covering such Mathis Shares. Upon receipt of the Mathis Shares, Mathis has a period of 20 days to decide whether Mathis wishes to hold or sell the Shares.

If Mathis elects to sell the Mathis Shares, the Company has agreed to guaranty that the sale proceeds from the sale of these Mathis Shares equals the Share Value. In further consideration for Mathis granting the Company the above option, the Company has agreed to deliver to Mathis at the same time the Mathis Shares are issued, an additional amount of shares of freely-tradable, unrestricted common stock of the Company equal to 10,000 shares for each calendar month after May 2003 that the Mathis Shares have not been delivered to Mathis (with Mathis' entitlement vesting on the first calendar day of each month commencing on June 1, 2003). For example, in the event the Mathis Shares are not delivered until September 15, 2003, the Company is required to deliver to Mathis an additional 40,000 shares of the Company's common stock, which will have vested 10,000 shares each on June 1, July 1, August 1, and September 1, 2003, respectively. The Company has agreed to certain not to make any extraordinary payments that are also outside the ordinary course of business to creditors, shareholders or employees.. The Settlement Amounts are additionally secured by a lien on the Company's President's East Hampton residence.

In the normal course of business, the Company is involved in legal disputes concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, certain service providers, and other issues. At December 31, 2002, the Company had accrued an aggregate of approximately $180,000, representing its estimated exposure from these legal disputes. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Quarter Ended:                            High*    Low*
---------------------------------------------------------
March 31, 2001                              0.50    0.22
June 30, 2001                               0.53    0.25
September 30,2001                           1.86    0.35
December 31, 2001                           1.94    1.06
March 31, 2002                              1.80    1.05
June 30, 2002                               1.20    1.00
September 30,2002                           1.04    0.95
December 31, 2002                           1.10    0.80
March 31, 2003                              1.00    0.55
June 30, 2003 (as of May 16, 2003)          0.75    0.47


Market For Securities

Our common stock has been quoted on the Over the Counter Bulletin Board since March 16, 1999 and currently trades under the symbol "CKHPE". The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by Nasdaq:


*Over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

As of May 19, 2003 there were approximately 105 holders of record of common stock. We have not paid dividends on our common stock outstanding in the past. There are no restrictions that limit our ability to pay dividends in the future.


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

Description of the 1998 Incentive and Non-Qualified Stock Option Plan

The 1998 Incentive and Non-Qualified Stock Option Plan (the "1998 Plan") was designed to provide additional incentive to present and future officers and other employees of the Company and to certain other individuals providing services to or acting as directors of the Company or any subsidiary by providing them with the opportunity to acquire or increase their proprietary interest in the Company through the acquisition of shares of our Common Stock. The 1998 Plan provides for the issuance of Incentive Options and Nonqualified Options.

The 1998 Plan is administered by either the full Board of Directors (the "Board") or if appointed by the Board, a committee consisting of at least two Disinterested Directors (as defined therein) (in either case, the "Plan Administrator"). The Plan Administrator has the discretion to determine the persons to whom Options are granted (although Incentive Options may only be granted to officers and employees), the number of shares to be covered by each Option and the option price. The 1998 Plan provides that the total amount of Common Stock with respect to which Options may be granted shall not exceed 800,000 shares.

If the Company effects a subdivision or consolidation of shares or other capital readjustment, the payment of a stock dividend, or other increase or reduction of the number of shares of the outstanding Common Stock, without receiving compensation thereof in money, services or property, the class and aggregate number of shares that may be subject to Options granted under the 1998 Plan shall be subject to adjustment or substitution as provided therein.

Although Nonqualified Options may be issued at any option price determined by the Plan Administrator, the option price for Incentive Options will be no less than the fair market value of the Common Stock on the date an Option is granted (or 110% of fair market value in the case of persons holding 10% or more of the combined voting power of all classes of stock of the Company). In addition, the aggregate fair market value (as of the date of grant) of all shares of stock issuable to an optionee pursuant to Incentive Options, which become exercisable in a given calendar year cannot exceed $100,000 for such calendar year. Options become exercisable as provided by the Plan Administrator and shall become null and void upon the occurrence of certain conditions as determined by the Plan Administrator, including the expiration of no more than 10 years after the date of the grant (or five (5) years in the case of Incentive Options granted to persons holding 10% or more of the combined voting power of all classes of stock of the Company).

Options may be exercised upon delivery by the optionee of written notice of exercise and tender of full payment in cash or "mature" common stock, or, with the Plan Administrator's consent, in other property or through a broker-assisted cashless exercise mechanism or by such other method as the Plan Administrator may determine.

In the event of a merger, consolidation or sale of the Company (for purposes of this paragraph, the "Transaction") that does not result in a change of control, each optionee shall be entitled to receive in lieu of the shares of Common Stock as to which the Option was exercisable immediately prior to the Transaction (for purposes of this paragraph, the "Shares"), the number and class of shares of stock or other securities, cash or property to which the optionee would have been entitled pursuant to the terms of the Transaction if immediately prior to the Transaction, the optionee had been the holder of record of the Shares. In the event that the shareholders of the Company do not retain at least 50% of the voting power of the Company upon the consummation of the Transaction, either (i) the optionee shall be entitled to the same rights as in a Transaction that does not result in a change of control, (ii) the Options may become fully vested and exercisable in full from and after a date prior to the effective date of such Transaction, or (iii) the Company may cancel outstanding Options upon reasonable notice to the optionees.

The Board has the discretion to determine the termination date of the Options and therefore, may provide that a Non-Qualified Option shall terminate prior to its expiration date. Incentive Options generally terminate on the earlier to occur of: (i) the expiration date of the Option, (ii) immediately upon the termination of the optionee's employment relationship with the Company "for cause" (as defined in the 1998 Plan), or (iii) thirty days following the termination of the optionee's employment relationship with the Company "without cause" (as defined in the 1998 Plan). If the optionee dies while in the employ of the Company and prior to the expiration of such optionee's Incentive Option, the Incentive Option shall terminate on the earlier to occur of (i) the expiration date of the Option, or (ii) 180 days following the date of such death. If the optionee shall retire in good standing from the Company or as a result of disability, the Incentive Stock Option shall terminate upon the earlier to occur of (i) the expiration date of the Option, or (ii) 90 days after the date of such retirement or disability.

Options generally may not be transferred other than by will or the laws of descent and distribution. The 1998 Plan further provides that during an optionee's lifetime, Options shall be exercisable only by the optionee. The delivery of Common Stock pursuant to the exercise of an Option granted under the 1998 Plan is subject to the satisfaction by the optionee of all applicable tax withholding requirements by remitting cash to the Company or by other means approved by the Plan Administrator.

The 1998 Plan became effective on June 25, 1998 and Options may not be granted under the 1998 Plan after June 25, 2008. The 1998 Plan provides that it will terminate (i) when the total amount of the Common Stock with respect to which Options may be granted shall have been issued upon the exercise of Options or
(ii) by action of the Board as provided therein. The 1998 Plan also provides that it may be amended or terminated at any time by the Plan Administrator, provided that no such amendment or termination shall be made without shareholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the 1998 Plan.

The following table sets forth information concerning the issued options, weighted average exercise prices and remaining shares available under, the 1996 Plan and the 1998 Plan.

------------------------------------------------------------------------------------------------------------------------------------
                                                Number of securities to be      Weighted-average exercise    Number of securities
                                                issued upon exercise of         price of outstanding         remaining available for
                                                outstanding options warrants    options warrants and rights  future issuance under
                                                and rights (a)                  (b)                          stock option plans
                                                                                                             (excluding securities
                                                                                                             reflected in column
                                                                                                             (a) and (c)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Stock option plans approved by our shareholder          166,832                      $0.83                          -

Stock option plans not approved by our shareho          149,000                       1.43                          N/A

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction and Certain Cautionary Statements

         The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business development for the periods covered by the financial statements included in this Annual Report. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited financial statements (including the notes thereto and the independent auditor's report thereon), the description of our business, all as set forth in this filing, as well as the risk factors discussed below.

         The discussion set forth below, as well as other portions of this filing, contains statements concerning potential future events. Readers can identify these forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of our assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those discussed below. Readers are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this filing.



OVERVIEW

Cedric Kushner Promotions, Inc. (the "Company") promotes world champion and top contender boxers through its wholly owned subsidiary Cedric Kushner Promotions, Ltd. ("CKP"). In addition to its representation and promotion efforts, the Company also produces and syndicates world championship boxing events for distribution worldwide. A steady program supplier to the world's leading television networks, including HBO, ESPN, and Eurosport, the Company promotes televised events from venues all around the world.

CKP, formed in 1974 by promoter Cedric Kushner, originally achieved prominence in the field of rock-'n-roll music and is now an active promoter of championship bouts worldwide. In addition to its North American business, CKP promotes boxing in Europe and Africa. CKP packages premier boxing shows for the global television marketplace, through its television arm, the Cedric Kushner Sports Network ("CKSN") and as of March 15, 2002, Big Content, Inc. ("Big Content").

Big Content manages the creation, distribution (both domestically and internationally), and maintenance of all media holdings, including the Company's media library of videotaped boxing events and current original television programming.

Beginning March 16, 2002, the Company had two reportable segments, boxing and media. For the year ended December 31, 2002, the net assets, net revenues and net loss of the Company are attributable primarily to the operations of CKP.

On April 30, 2002 the Company consummated its Agreement and Plan of Merger with Zenascent Newco, Inc., Cedric Kushner Boxing, Inc. ("CKB"), Cedric Kushner Promotions, Ltd., and the stockholders of Cedric Kushner Boxing, Inc. As a result of this merger, CKB became a wholly owned subsidiary of the Company. The Company has redefined its business model and has commenced operations in the promotion of sports and entertainment events. Accordingly, a change in control of the Company occurred in connection with the merger, and the merger was deemed a "reverse merger" for accounting purposes. The acquisition of Zenascent has been recorded based on the fair value of Zenascent's net liabilities, which amounted to approximately $993,000. The reverse acquisition was accounted for as a recapitalization and the stockholders' equity was retroactively restated to January 1, 2002. The financial statements are those of the Company prior to the date of the merger.


CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals (such as incentive compensation and restructuring costs), income taxes, the useful lives of long-lived assets such as property and equipment and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because they are affected significantly by management's judgments, assumptions and estimates.


Revenue Recognition

Boxing Promotions
Fight revenue - Promotional fight revenue is comprised of box office ticket sales, site fee income and sponsorships and endorsements. Fight revenue is recognized in full on the date of the event.

Television rights and fees - Television rights and fees are comprised of domestic and foreign television rights and fees, paid for live boxing events. Television rights and fees are recognized in full at the time of the event.

Media
Advertising - Advertising revenue is recognized when the commercials are aired.

Television rights and fees - Television series are initially produced for the broadcast and cable networks, cable networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television products are recognized when the series are available to telecast.


Intangible Assets
As a creator and distributor of sports and entertainment copyrights, the Company has a significant and growing number of intangible assets, including video and television libraries and trademarks. In accordance with generally accepted accounting principles, the Company does not recognize the fair value of internally generated intangible assets.

Costs incurred to create and produce a copyrighted product, such as the television series, are either expensed as incurred, or capitalized as tangible assets as in the case of inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Intangible assets acquired in the initial capitalization of the Company have been capitalized and are being amortized over their expected useful lives as a non-cash charge against future operations.

Video and television libraries acquired through the Big Content acquisition are amortized over a useful life of up to 10 years using the straight-line method. Amortization of intangible assets was approximately $572,000 and none for the years ended December 31, 2001 and 2000, respectively.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Revenues decreased by approximately $2,657,000, or 15%, to $15,496,000 for the twelve months ended December 31, 2002, from $18,152,000 for the twelve months ended December 31, 2001. While the number of televised events promoted were equal to almost the same number of events during each period, the average size of the events decreased significantly from approximately $443,000 per event during the twelve months ended December 31, 2001 to approximately $378,000 for the same period in 2002. This decrease was due to relatively fewer premium cable licensing fees due to the expiration of contracts with premium level boxers. In addition, the Company experienced a decrease in activity from our talent command premium cable-licensing fee.

The following is a breakdown of revenues by product or type:


                             2002    % of total    2001   % of total
REVENUES

   Boxing promotions    $13,678,363    88%      $16,886,129  100%

   Media                  1,817,670    12%        -            0%
                    ----------------------------------------------
        TOTAL REVENUES  $15,496,033   100%      $16,886,129  100%
                    ==============================================



Cost of revenues, which comprises of media costs of $2,965,000 and boxing promotion costs of $12,658,000, decreased by approximately $111,000 to $15,622,000 for the twelve months ended December 31, 2002, compared to $15,733,000 incurred for the twelve months ended December 31, 2001. The decrease in cost of revenues is attributable to the lower dollar volume of events promoted by the Company.

General and Administrative Expenses increased by approximately $1,452,000 to $3,127,000 for the twelve months ended December 31, 2002, from $1,675,000 for the twelve months ended December 31, 2001. The Company recorded a non-cash expense, classified as "compensatory element of stock issuances for selling, general and administrative expenses", of approximately $1,205,000 relating to the May 13, 2002 Agreement (the "IRSI Agreement") with Investor Relations Services, Inc. ("IRSI"). Under the IRSI Agreement, IRSI agreed to provide certain investor relation services for the Company in exchange for 2,631,580 unregistered and restricted shares of the Company's common stock.

The Company recorded $1,497,000 in financing costs paid in stocks and warrants for the year ended December 31, 2002, compared to none in the prior year.

In compliance with SFAS No. 142, the Company assessed potential future impairments of goodwill and reassessed the useful lives of other existing recognized intangible assets which resulted in the recognition of a $1,818,000 loss on impairment of its intangible assets and a $1,105,000 loss on impairment of goodwill for the year ended December 31, 2002, compared to none for the year ended December 31, 2001.

Interest Expense and Financing Cost increased for the year ended December 31, 2002 by approximately $881,000 from $260,000 in the prior year to $1,141,000. This increase is attributable to costs incurred related to the Company's incurrence of approximately two million dollars of debt convertible to equity. The beneficial conversion feature related to this debt is amortized and recorded as interest expense over the maturity of the debt or immediately for any portion that is converted to equity. Further, interest expense has increased due in part to the debt incurred as a result of CKB's merger with Big Content, additional interest related to the extension of the maturity dates of warrants issued with debt in 1997 and due in part to an increase in the cost of funds borrowed by the Company.

Amortization and depreciation expenses increased by approximately $270,800 to $682,000 for the twelve months ended December 31, 2002, from approximately $372,900 for the twelve months ended December 31, 2001. Amortization expense comprised of approximately $60,000 in signing bonus amortization in 2002, compared to approximately $368,600 in 2001, and $572,400 in intangible asset amortization in 2002, compared to none in the prior year.

The Company also recognized approximately $247,700 as a loss in its disposal of property and equipment in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, CKB's cash's balance reflected an overdraft of approximately $7,500 (reclassified on the balance sheet as part of current liabilities) as compared to $62,000 at December 31, 2001, a decrease of $70,000.

Net cash used in operations was approximately $5,016,000 in 2002, compared to net cash provided of approximately $377,000 in 2001. The decrease in cash provided by operations is due primarily to, a change from a net income of $83,000 in 2001 to a net loss of $10,176,000 in 2002, of which $1,205,000 is the result of non-cash compensation.

Net cash provided by investing activities was $463,000 in 2002, compared to net cash used in investing activities of approximately $463,000 in 2001.

Net cash provided by financing activities was approximately $4,490,800 from the sale of common stock, additional paid-in capital and additional short-term borrowings in 2002 compared to cash provided of $861,200 in 2001.

At December 31, 2002, the Company had deficiencies in working capital of approximately $8,044,000 and an accumulated deficit of $16,878,000. There is substantial doubt about the Company's ability to continue as a going concern unless it is able to obtain additional financing.

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

In connection with its report on our Consolidated Financial Statements as of and for the year ended December 31, 2001, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of significant operating losses, and deficiencies in working capital and stockholders' equity.

During the years ended December 31, 2001 and December 31, 2002, the Company had successfully obtained external financing through private placements of convertible debt and other short-term borrowings. Some of this debt was subsequently converted to common stock of the Company.

The Company is addressing its liquidity and capital resource issues in several ways:

1) The Company has reduced the number of employees and reduced the compensation paid to management level employees.
2) The Company has combined its two offices into one office by closing its office, formerly located in Southampton, New York.
3) The Company continues to explore sources of additional financing to satisfy its current operating requirements.

On October 15, 2002, CKP, CKB, the Company's President and Mr. DiLorenzo received a notice from Compass Bank that CKB's obligations under its line of credit with the bank are past due and CKB is accordingly in default. The notice demanded repayment of approximately $250,000 by October 28, 2002. This loan is secured by a mortgage recorded on the Company's President's residence. Further, the loan is secured by a personal guaranty by the Company's President in the full loan amount and by Mr. DiLorenzo in the amount of $37,500. On December 20, 2002, Compass Bank agreed to forbear any exercise of its rights until January 17, 2003. Pursuant to an agreement with Compass Bank, the Company made a payment of $231,665 to Compass Bank on February 20, 2003 and has agreed to a payment schedule for the remaining balance equal to $48,172.

The ability of CKB to generate cash flow in excess of its operating requirements depends in the short term almost entirely on the following plan:

1.) Continue to reduce operating expenses. We have reduced payroll significantly since the start of the year and continue to streamline costs in all primary operating areas (legal, health care, travel, etc.). The company will pursue savings in all possible categories.

2.) Increase sales activity and exploitation of existing assets. We are focusing on increasing sales in core business areas, particularly the Heavyweight Explosion series. We are in process of launching advertising sales initiative in Europe and expanding sponsorship sales in the U.S. These efforts could yield significant net revenue to the Company. We are also expanding international sales and launching ancillary revenue lines in the DVD/home video category.

3.) Pursue premium level boxing events. The company is aggressively pursuing major matches for its star level talent (Tua, Casamayor, McCline, Briggs, etc.). On June 7 two of the company's stars (Michael Grant and Dominic Guinn ) are scheduled to fight each other on HBO. Premium level events are strong profit centers for the Company.

4.) Pursue production partnerships and joint ventures. Particularly with the ThunderBox series, we are pursuing production and sales partnerships domestically and internationally with a number of interested parties. The idea is to eliminate production expense from future deals in exchange for equity in those deals/events. This could lead to strong net revenues on an event-by-event basis.

5.) Continue securing short term financing. The Company will continue to seek bridge financing, as it has successfully done to date. The Company will also continue to work with its investment bank in this regard.

6.) Equity raise. The Company will continue to work with its' bank to secure equity financing.


FORWARD LOOKING STATEMENTS

Statements made in this Management's Discussion and Analysis and elsewhere in this Annual Report that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future contain forward looking statements. Such forward looking statements include, without limitation, statements regarding the Company's planned capital expenditure requirements, cash and working capital requirements, the Company's expectations regarding the adequacy of current financing arrangements, fight demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that the Company's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect the Company's business.

                          ITEM 7. FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements






              Cedric Kushner Promotions, Inc. and Subsidiaries Page

Independent Auditors' Report - Marcum & Kliegman LLP............................         F-1

Independent Auditors' Report - BDO Seidman, LLP.................................         F-2
Consolidated Balance Sheet
    December 31, 2002 ..........................................................         F-3

Consolidated Statements of Operations - For the Years Ended
    December 31, 2002 and 2001     .............................................         F-4

Consolidated Statements of Stockholders' Deficiency - For the Years
    Ended December 31, 2002 and 2001............................................         F-5

Consolidated Statements of Cash Flows - For the Years Ended
    December 31, 2002 and 2001     .............................................         F-8

Notes to Consolidated Financial Statements......................................         F-10

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Cedric Kushner Promotions, Inc.
New York, New York


We have audited the accompanying consolidated balance sheet of Cedric Kushner Promotions, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended.. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedric Kushner Promotions, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the consolidated financial statements, the Company's has incurred significant operating losses for the year ended December 31, 2002, and has significant working capital and stockholders' deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                  /s/ Marcum &
                                  Kliegman, LLP





New York, NY
May 19, 2003

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Cedric Kushner Boxing, Inc.
Southampton, New York

We have audited the accompanying consolidated balance sheet of Cedric Kushner Boxing, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cedric Kushner Boxing, Inc. and Subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company's significant operating losses at December 31, 2001, its working capital and stockholders' equity (deficits) raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ BDO Seidman, LLP


New York, NY
April 30, 2002

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002

                                     ASSETS

 CURRENT ASSETS:
    Accounts receivable, net of allowance for doubtful accounts of $20,000                              $5,000
    Other current assets                                                                                17,500
                                                                                           --------------------
         TOTAL CURRENT ASSETS                                                                           22,500
                                                                                           --------------------
 PROPERTY AND EQUIPMENT, NET                                                                            90,452

 OTHER ASSETS:
    Prepaid signing bonuses, net                                                                        83,062
    Deferred finance cost, net                                                                          27,964
    Intangible assets, net                                                                           3,639,567
                                                                                           --------------------
         TOTAL ASSETS                                                                               $3,863,545
                                                                                           ====================

                          LIABILITIES AND STOCKHOLDERS' DEFICENCY

 CURRENT LIABILITIES:
    Accounts payable                                                                                $2,708,630
    Reserve for litigation settlements                                                                 778,741
    Bank overdraft                                                                                       7,572
    Due to stockholders                                                                                143,449
    Current portion of notes payable - stockholders                                                    234,461
    Convertible debt, net of unamortized discount of $348,991                                          506,509
    Current portion of notes and loans payable                                                       2,268,344
    Accrued expenses and other current liabilities                                                   1,270,930
    Customer advances                                                                                  150,000
                                                                                           --------------------
         TOTAL CURRENT LIABILITIES                                                                   8,068,636
                                                                                           --------------------
 LONG-TERM LIABILITIES:
     Notes payable - stockholders, less current portion                                              2,180,983
     Notes and loans payable, less current portion                                                   1,137,342
                                                                                           --------------------
         TOTAL LONG-TERM LIABILITIES                                                                 3,318,325
                                                                                           --------------------
         TOTAL LIABILITIES                                                                          11,386,961

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:
    Preferred stock $.01 par value, 500,000 shares authorized, 117,500 shares                            1,175
    issued and outstanding (liquidation preference of $352,000)

    Series B convertible, $.01 par value, 399,752 shares authorized,                                     3,998
    issued and outstanding (liquidation preference of $2,430,000)

    Series C convertible redeemable, $.01 par value, 27,923 shares                                         279
    authorized, issued and outstanding (liquidation preference of $4,500,000)

    Preferred stock; Series D, $.01 par value, 399,751 shares authorized,                                3,998
    issued and outstanding (liquidation preference of $2,430,000)

    Common stock; Class A, $.01 par value, 15,000,000 shares authorized,                               107,690
    10,768,991 shares issued and 10,648,707 outstanding

    Common stock; Class B, $.01 par value, 5,000,000 shares                                                  -
    authorized, -0- shares issued and outstanding

    Common stock to be issued, 5,460,411 shares of Class A Common Stock                              5,782,540

    Additional paid-in capital                                                                       8,531,107
    Accumulated deficit                                                                            (17,947,246)
    Treasury stock, at cost - 120,284 shares of common stock                                          (201,298)
    Deferred consulting fees                                                                        (2,770,242)
    Deferred signing bonuses                                                                        (1,035,417)
                                                                                           --------------------
         TOTAL STOCKHOLDERS' DEFICIENCY                                                             (7,523,416)
                                                                                           --------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             $3,863,545
                                                                                           ====================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For The Years
                                                            Year ended December 31,
                                                              2002           2001
                                                         ------------    -------------
REVENUES
   Boxing promotions ................................    $13,678,363     $16,886,129
   Media ............................................      1,817,670            --

        TOTAL REVENUES ..............................     15,496,033      16,886,129
                                                         ------------    -------------
OPERATING COSTS AND EXPENSES
   Cost of revenues - boxing promotions .............     12,657,676      15,733,176
   Cost of revenues - media .........................      2,964,778            --
   Selling, general and administrative expenses......      3,126,873       1,674,823
   Amortization of signing bonuses ..................         59,979         368,554
   Amortization of intangible assets ................        572,432            --
   Depreciation and amortization of property
     and equipment...................................         49,791          43,353
   Compensatory element of stock issuances for
     selling, general and administrative expenses          1,504,502            --
   Loss on impairment of intangible assets ..........      1,818,000            --
   Loss on impairment of goodwill ...................      1,104,660            --
                                                         ------------    -------------
        TOTAL OPERATING COSTS AND EXPENSES ..........     23,858,691      17,819,906
                                                         ------------    -------------
        (LOSS) INCOME FROM OPERATIONS ...............     (8,362,658)       (933,777)

OTHER (EXPENSES) INCOME
   Litigation revenue, net of related expenses of $734,000       --        1,266,359
   Other income .....................................         17,040          11,190
   Interest expense .................................     (1,141,420)       (260,283)
   Financing costs paid in stocks and warrant .......     (1,496,557)           --
   Loss on disposal of property and equipment .......       (247,705)           --
   Interest income ..................................         11,285            --
   Other expenses ...................................        (25,000)           --
                                                         ------------    -------------
        TOTAL OTHER EXPENSE .........................     (2,882,357)      1,017,266
                                                         ------------    -------------
NET (LOSS) INCOME ...................................    (11,245,015)   $     83,489
                                                         ============    =============
Loss applicable to common stock:

Net (loss) income ...................................   ($11,245,015)   $     83,489

Preferred stock dividends - Series A ................        (30,994)        (18,642)
                                                         ------------    -------------
(Loss) Gain applicable to common stock ..............   ($11,276,009)   $     64,847
                                                         ------------    -------------
NET (LOSS) GAIN PER COMMON SHARE (basic and diluted).         ($1.08)   $       0.01
                                                         ============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic and diluted ................................     10,421,497       8,442,992
                                                         ------------    -------------

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY



                                                                                                Page 1 of 3

                                         Preferred Stock  Preferred Stock   Preferred Stock
                                           Series A           Series B          Series C       Preferred Stock
                                           Convertible       Convertible     Convertible          Series D
                                         Shares  Amount    Shares   Amount   Shares  Amount   Shares     Amount

           Balance, December 31, 2000       -      $0         -      $    0      -   $    0       -      $    0

 Accrued officer's compensation and rent    -       -         -         -        -      -         -          -
 Warrants issued in connection with debt    -       -         -         -        -      -         -          -
 Net income                                 -       -         -         -        -      -         -          -

           Balance, December 31, 2001       -     $    0      -      $    0      -   $    0       -      $    0

 Acquisition of Big Content                 -       -         -         -        -      -         -          -
 Reverse acquisition of Zenascent        135,000   1,350   399,752    3,998   27,923    279       -          -
 Amortization of debt discount              -       -         -         -        -      -         -          -
 Conversion of debt to common stock         -       -         -         -        -      -         -          -
 Conversion of debt to common stock
  to be isued                               -       -         -         -        -      -         -          -
 Interest charge assessed with a change
  in terms of warrants                      -       -         -         -        -      -         -          -
 originally issued with convertible debt
 Exercise of stock options                  -       -         -         -        -      -         -          -
 Issuance of common stock to consultant
  for services                              -       -         -         -        -      -         -          -
 Warrants issued for compensation to an
  employee                                  -       -         -         -        -      -         -          -
 Issuance of common stock to consultant
  for services                              -       -         -         -        -      -         -          -
 Stock issued in connection of the
  purchase of Big Content                   -       -         -         -        -      -         -          -
 Conversion of debt to common stock         -       -         -         -        -      -         -          -
 Conversion of preferred stock to
  common stock                           (17,500)   (175)     -         -        -      -         -          -
 Issuance of warrants with debt             -       -         -         -        -      -         -          -
 Common stock issued for interest on
  debt                                      -       -         -         -        -      -         -          -
 Common stock to be issued                  -       -         -         -        -      -         -          -
 Issuance of common stock for
  professional services                     -       -         -         -        -      -         -          -
 Warrant issued with convertible debt       -       -         -         -        -      -         -          -
 Treasury Shares previously cancelled       -       -         -         -        -      -         -          -
 Common stock to be issued in connection
  with debt                                 -       -         -         -        -      -         -          -
 Common stock to be issued in connection
  with the purchase of boxer's Exclusive
  Promotional Agreement                     -       -         -         -        -      -         -          -
 Misc. correction to shares issued          -       -         -         -        -      -         -          -
 Issuance of prefered Series D              -       -         -         -        -      -      399,751      3,998
 Accrued dividends on preferred stock
  - Series A convertible                    -       -         -         -        -      -         -          -
 Net loss                                   -       -         -         -        -      -         -          -
------------------------------------------------------------------------------------------------------------------
           Balance, December 31, 2002    117,500  $1,175   399,752   $3,998   27,923  $ 279    399,751     $3,998
------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                                                                                               Page 2 of 3

                                         Common Stock      Common Stock      Common Stock
                                           Class A         $.01 Par Value     to be issued
                                         Shares  Amount    Shares   Amount   Shares  Amount

           Balance, December 31, 2000       -      $    0     1,000   $   10     -    $         0

 Accrued officer's compensation and rent    -       -         -         -        -              -
 Warrants issued in connection with debt    -       -         -         -        -              -
 Net income                                 -       -         -         -        -              -

           Balance, December 31, 2001       -     $     0     1,000   $   10     -    $         0

 Acquisition of Big Content                 -       -         -         -        -              -
 Reverse acquisition of Zenascent     10,009,014  100,090    (1,000)     (10)    -              -
 Amortization of debt discount              -       -         -         -        -              -
 Conversion of debt to common stock      569,027    5,690     -         -     459,831     468,026
 Conversion of debt to common stock
  to be isued                               -       -         -         -        -              -
 Interest charge assessed with a change
  in terms of warrants                    21,356      214     -         -   2,631,580   3,236,843
 originally issued with convertible debt
 Exercise of stock options                  -       -         -         -        -              -
 Issuance of common stock to consultant
  for services                              -       -         -         -     300,000     300,000
 Warrants issued for compensation to an
  employee                                  -       -         -         -     236,250     236,250
 Issuance of common stock to consultant
  for services                            63,750      638     -         -        -              -
 Stock issued in connection of the
  purchase of Big Content                 40,811      408     -         -        -              -
 Conversion of debt to common stock      175,000    1,750     -         -        -              -
 Conversion of preferred stock to
  common stock                            10,000      100     -         -        -              -
 Issuance of warrants with debt             -       -         -         -     169,000     114,300
 Common stock issued for interest on
  debt                                      -       -         -         -        -              -
 Common stock to be issued                 5,000       50     -         -        -              -
 Issuance of common stock for
  professional services                     -       -         -         -        -              -
 Warrant issued with convertible debt   (125,000)  (1,250)    -         -        -              -
 Treasury Shares previously cancelled       -       -         -         -        -              -
 Common stock to be issued in connection
  with debt                                 -       -         -         -     400,000     362,121
 Common stock to be issued in connection
  with the purchase of boxer's Exclusive
  Promotional Agreement                     -       -         -         -   1,500,000   1,065,000
 Misc. correction to shares issued          -       -         -         -        -              -
 Issuance of prefered Series D                33    -         -         -        -              -
 Accrued dividends on preferred stock
  - Series A convertible                    -       -         -         -        -              -
 Net loss                                   -       -         -         -        -              -
--------------------------------------------------------------------------------------------------
           Balance, December 31, 2002 10,768,991 $107,690     -      $    0 5,696,661 $ 5,782,540
--------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES


                                                   Additional                 Deferred    Deferred                        Total
                                                   Paid in      Accumulated   Consulting  Signing      Treasury        Stockholders'
                                                   Capital      Deficit       Fees        Bonuses      Stock (at cost)    equity

           Balance, December 31, 2000     $ 3,997,864   ($6,754,726)  $      -    $        0          571  $       0    ($2,756,862)

 Accrued officer's compensation and rent      195,000          -             -           -              -          -        195,000
 Warrants issued in connection with debt      595,000          -             -           -              -          -        595,000
 Net income                                    83,489          -             -           -              -          -         83,489

           Balance, December 31, 2001     $ 4,787,864   ($6,671,237)  $      -    $        0          571  $       0    ($1,883,373)

 Acquisition of Big Content                 4,079,699          -             -           -            (30)         -      4,079,699
 Reverse acquisition of Zenascent          (2,648,307)         -             -           -        293,960   (251,848)    (2,794,438)
 Amortization of debt discount                894,500          -             -           -              -          -        894,500
 Conversion of debt to common stock           537,707          -             -           -              -          -        543,397
 Conversion of debt to common stock
  to be isued                                  (9,261)         -             -           -              -          -        458,765
 Interest charge assessed with a change
  in terms of warrants                        125,339          -             -           -              -          -        125,339
 originally issued with convertible debt
 Exercise of stock options                       (214)         -             -           -              -          -              -
 Issuance of common stock to consultant
  for services                                      -          -       (2,562,502)       -              -          -        674,341
 Warrants issued for compensation to an
  employee                                    397,500          -             -           -              -          -        397,500
 Issuance of common stock to consultant
  for services                                      -          -         (207,740)       -              -          -         92,260
 Stock issued in connection of the
  purchase of Big Content                      63,112          -             -           -              -          -        300,000
 Conversion of debt to common stock            39,592          -             -           -              -          -         40,000
 Conversion of preferred stock to
  common stock                                 (1,575)         -             -           -              -          -              -
 Issuance of warrants with debt                90,098          -             -           -              -          -         90,098
 Common stock issued for interest on
  debt                                          9,900          -             -           -              -          -         10,000
 Common stock to be issued                          -          -             -           -              -          -        114,300
 Issuance of common stock for
  professional services                         4,950          -             -           -              -          -          5,000
 Warrant issued with convertible debt         213,500          -             -           -              -          -        213,500
 Treasury Shares previously cancelled         (49,300)         -             -           -       (175,000)    50,550              -
 Common stock to be issued in connection
  with debt                                         -          -             -           -              -          -        362,121
 Common stock to be issued in connection
  with the purchase of boxer's Exclusive
  Promotional Agreement                             -          -             -     (1,035,417)          -          -         29,583
 Misc. correction to shares issued                  -          -             -           -            784          -              -
 Issuance of prefered Series D                 (3,998)         -             -           -              -          -              -
 Accrued dividends on preferred stock
  - Series A convertible                            -       (30,994)         -  -        -              -          -        (30,994)
 Net loss                                           -   (11,245,015)         -           -              -          -    (11,245,015)
------------------------------------------------------------------------------------------------------------------------------------
           Balance, December 31, 2002       8,531,107  ($17,947,246)  $(2,770,241)($1,035,417)    120,284  ($201,298)   ($7,523,416)
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         2002                  2001
                                                                              ------------------   -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                               (11,245,015)               83,489
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:

         Depreciation and amortization                                                  742,679               411,907
         Amortization of intangible assets                                                    -                     -
         Amortization of deferred finance cost                                                -                     -
         Loss on disposals of fixed assets                                              247,705                     -
         Convertible debt interest converted to common stock                                  -                     -
         Provision for (write off of) losses on accounts receivable                      88,383                21,387
         Non-cash officer's compensation and rent                                       265,000               195,000
         Non-employee stock compensation and rent                                       421,865                     -
         Amortization of debt discount                                                  474,165                72,343
         Loss on impairment of intangible asset                                       1,818,000                     -
         Loss on impairment of goodwill                                               1,104,660                     -
         Write-off of pre-pad merger costs                                              257,812                     -
         Non-cash financing costs                                                             -                     -
            Accounts receivable                                                         561,620              (491,922)
            Miscellaneous receivables and other current assets                          215,107              (402,908)
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued expenses                                      (212,189)              375,071
            Resevrve for litigation settlements                                         (64,963)                    -
            Deferred revenues/Customer advances                                        (295,333)              112,692
                                                                              ------------------   -------------------
 NET CASH PROVIDED BY (USED IN) OPERATING                                            (5,620,504)              377,059
 ACTIVITIES
                                                                              ------------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                  (11,665)              (30,176)
    Purchase acquisitions, net of cash acquired                                      (1,526,239)
    Impairment of acquired media assets and goodwill                                          -
    Prepaid merger costs                                                                      -              (257,812)
    Decrease in litigation settlement reserve                                                 -
    Expenditures for signing bonuses                                                   (140,541)             (262,000)
    Advances to related party                                                           698,782              (556,084)
    Other                                                                               (40,000)              (62,500)
                                                                              ------------------   -------------------
         NET CASH PROVIDED BY (USED IN) INVESTING                                    (1,019,663)           (1,168,572)
         ACTIVITIES

 CASH FLOWS FROM FINANCING ACTIVITIES:

    Advances from stockholder                                                                 -               141,658
    Deferred financing costs                                                            (68,440)                    -
    Proceeds from loans payable                                                       1,415,444               361,500
    Repayment of loans payable                                                          (44,230)              (25,000)
    Proceeds from convertible debt notes payable                                              -               595,000
    Repayment of convertible debt                                                      (349,499)
    Proceeds from long-term debt                                                      3,557,052               135,500
    Repayment of long-term debt                                                      (2,068,643)             (347,493)
                                                                              ------------------   -------------------
         NET CASH PROVIDED BY (USED IN) FINANCING                                     2,441,684               861,165
         ACTIVITIES
                                                                              ------------------   -------------------
 NET INCREASE (DECREASE) IN CASH                                                     (4,198,483)               69,652

 CASH, BEGINNING OF YEAR                                                                 62,419                (7,233)
                                                                              ------------------   -------------------
 CASH, END OF YEAR                                                                   (4,136,064)               62,419
                                                                              ==================   ===================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                          Year ended December 31,
                                                                                        2002                  2001
                                                                                ----------------        ----------------
Cash paid during the period for:
  Interest                                                                           $1,141,420              $109,583

Non-cash transactions relating to investing and financing activities:
  Discount on debt issued                                                               894,500               595,000
  Reclassification of loans payable, repaid                                                                   140,000
  by stockholder, on behalf of the Company
  Conversion of debt to equity                                                        1,051,517
  Consulting agreement debt for  reverse merger                                       1,448,932
  Promissory note issued for purchase of Big Content                                  1,000,000
  Stock issued as compensation for consulting agreements                              3,401,975

Business acquisitions:
     Fair value of assets acquired, excluding cash                                    7,308,193
     Less liabilities assumed and created upon acquisition                           (1,702,255)
     Common stock issued                                                             (4,079,699)
                                                                                ----------------
 Net cash paid                                                                       (1,526,239)
                                                                                ================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Description of Business

Cedric Kushner Promotions, Inc. (the "Company") promotes world champion and top contender boxers through its wholly owned subsidiary Cedric Kushner Promotions, Ltd. ("CKP"). In addition to its representation and promotion efforts, the Company also produces and syndicates world championship boxing events for distribution worldwide. A steady program supplier to the world's leading television networks, including HBO, ESPN, and Eurosport, the Company promotes televised events from venues all around the world.

CKP, formed in 1974 by promoter Cedric Kushner, originally achieved prominence in the field of rock-'n-roll music and is now an active promoter of championship bouts worldwide. In addition to its North American business, CKP promotes boxing in Europe and Africa. CKP packages premier boxing shows for the global television marketplace, through its television arm, the Cedric Kushner Sports Network ("CKSN") and as of March 15, 2002, Big Content, Inc. ("Big Content").

Big Content manages the creation, distribution (both domestically and internationally), and maintenance of all media holdings, including the Company's media library of videotaped boxing events and current original television programming.

On April 30, 2002 the Company consummated its Agreement and Plan of Merger with Zenascent, Inc., Cedric Kushner Boxing, Inc. ("CKB"), and the stockholders of Cedric Kushner Boxing, Inc. As a result of this merger, CKB became a wholly owned subsidiary of the Company. As consideration for the merger, Zenascent issued to CKB's stockholders a warrant to purchase 1,000,000 shares of Zenascent common stock, a consulting agreement, 399,752 shares of Zenascent Series B Preferred Stock, convertible into approximately 39,975,200 shares of Zenascent Common Stock and 27,923 shares of Zenascent Series C Preferred Stock, convertible into approximately 2,792,300 shares of Zenascent Common Stock. The holders of shares of Series B Preferred Stock and Series C Preferred Stock are entitled to 100 votes per share of Preferred Stock. CKB's stockholders have voting control of Zenascent and therefore the merger was accounted for as a reverse merger.. The acquisition of Zenascent has been recorded based on the fair value of Zenascent's net liabilities, which amounted to $3,044,000. The reverse acquisition was accounted for as a recapitalization and the stockholders' equity was retroactively restated to January 1, 2001. The financial statements are those of the Company prior to the date of the merger.



Note 2   Summary of Significant Accounting Policies

Principles Of Consolidation

The consolidated financial statements include the accounts of Cedric Kushner Promotions, Inc. and all of its wholly owned subsidiaries including Big Content as of March 15, 2002 (See Note 20) and Cedric Kushner Boxing, Inc. asa of April 30, 2002 (See Note 4) (collectively, the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

Cash

The Company had cash balances at various times during the year in excess of the maximum amount insured by the FDIC in various banks. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Accounts Receivable

The Company's accounts receivables are subject to the Company's credit evaluation process, monitoring procedures and reasonably short collection terms. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Credit losses have been within management's expectations.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2    Summary of Significant Accounting Policies, continued:

Revenue Recognition

Boxing Promotions
Fight revenue - Promotional fight revenue is comprised of box office ticket sales, site fee income and sponsorships and endorsements. Fight revenue is recognized in full on the date of the event.

Television rights and fees - Television rights and fees are comprised of domestic and foreign television rights and fees, paid for live boxing events. Television rights and fees are recognized in full at the time of the event.

Media
Advertising - Advertising revenue is recognized when the commercials are aired.

Television rights and fees - Television series are initially produced for the broadcast and cable networks, cable networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television products are recognized when the series are available to telecast.


Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated useful lives of the improvements or the initial term of the lease. Gain or loss is recognized upon sale or other disposition of property and equipment. The cost and related accumulated depreciation applicable to property and equipment no longer in service are eliminated from the accounts and any gain or loss is included in operations.

Website development costs consist primarily of external direct costs to develop the Company's website. The Company adopted Emerging Issues Task Force 00-2 ("EITF" 00-2), Accounting for Website Development Costs. EITF 00-2 provides guidance on how an entity should account for costs incurred to develop a website. There were no costs capitalized for website development during 2002.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including goodwill and intangible assets, may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

Intangible Assets

As a creator and distributor of sports and entertainment copyrights, the Company has a significant and growing number of intangible assets, including video and television libraries and trademarks. In accordance with accounting principles generally accepted in the United States of America, the Company does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce a copyrighted product, such as the television series, are either expensed as incurred, or capitalized as tangible assets as in the case of inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Intangible assets acquired in the initial capitalization of the Company have been capitalized and are being amortized over their expected useful lives as a non-cash charge against future operations.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2    Summary of Significant Accounting Policies, continued:

Video and television libraries acquired through the Big Content acquisition (See
Note 4) are amortized over the estimated useful life of 10 years utilizing the straight-line method. Amortization of intangible assets was approximately $572,000 and none for the years ended December 31, 2002 and 2001 respectively.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $52,000 and $37,000 for the years ended December 31, 2002 and 2001, respectively.

Income Taxes
The Company utilizes the asset and liability method to account for income taxes whereby deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to temporary differences between the financial reporting basis of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered and settled.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, reserve for litigation settlements and customer advances approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because certain of the underlying instruments are at variable rates, which are repriced frequently. The remaining portion of long-term debt approximates fair value because the interest approximates current market rates for financial instruments with similar maturities and terms.

Business Segment

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of A Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in two segments, boxing and media. The Company's customers and operations are primarily within the United States

Recently Issued Accounting Pronouncements

SFAS No. 141 - In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statements of Financial Accounting Standards ("SFAS")
No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS
No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassifies, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company does not expect the adoption of SFAS 141 to have a significant impact on its consolidated financial position or results of operations.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2   Summary of Significant Accounting Policies, continued:
Recently Issued Accounting Pronouncements, continued:

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on the Company's financial position or results of operations. The Company's adoption of SFAS 142 is expected to have a significant impact on its consolidated financial position and results of operations.(See Note 8)

SFAS No. 144 - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations. The Company does not expect the adoption of SFAS 144 to have a significant impact on its consolidated financial position or results of operations.

SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" primarily provides guidance for reporting gains and losses from extinguishments of debt and sale-leaseback transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after May 15, 2002 with early adoption encouraged. . The Company does not expect the adoption of SFAS 145 to have a significant impact on its consolidated financial position or results of operations.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard required companies to recognize costs associates with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN45"). FIN45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002 and did not have a significant impact on the consolidated financial statements of the Company. The Company does not expect the adoption of the initial recognition requirements of FIN 45 to have a significant impact on its consolidated financial position or results of operations. . The Company does not expect the adoption of FIN 45to have a significant impact on its consolidated financial position or results of operations.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2   Summary of Significant Accounting Policies, continued:
Recently Issued Accounting Pronouncements, continued:

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51." This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003. The Company does not expect the adoption of SFAS 148 to have a significant impact on its consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion 25, "Accounting for Stock issued to Employees" (""APB No. 25").

Stock Options and Warrants and Similar Equity Instruments

At December 31, 2002, the Company had two stock-based employee compensation plans, which are more fully described in Note 13. As permitted under SFAS 148, the Company has elected to continue to follow the intrinsic value method of accounting for its stock-based employee compensation arrangements as defined by APB 25 and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. No stock based cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of the grant.


The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation:



                                                                       2002             2001
                                                                       ----             ----

Net (loss) income as reported                                      $(11,245,007)  $    83,489

Deduct: Total stock-based employee compensation

Expense determined under fair value-based method

for all awards                                                          (99,830)     (162,006)

Preferred stock dividends - Series A                                    (30,994)      (18,642)
                                                                  --------------   ------------

Pro-forma net (loss) income                                        $(11,375,831)    $ (97,159)
                                                                                   ============

Basic and dilted net (loss) income per share as reported                 $(1.08)         $.01
                                                                  ==============   ============

Basic and diluted pro forma net (loss) income per share                  $(1.09)        $(.01)
                                                                                   ============


                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2   Summary of Significant Accounting Policies, continued:

Recently Issued Accounting Pronouncements, continued:The fair value of the options at the date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                    2002             2001
                                    -----------------

Expected life (years)                5               7

Interest rate                        3%            5.5%

Annual rate of dividends             0%              0%

Volatility                          50%             50%



Stock Options and Warrants and Similar Equity Instruments, continued

The weighted average fair value of the options at the date of grant using the fair value based method during 2002 and 2001 is estimated at $.67 and $.97, respectively.

Earning(loss) per Share

Basic earnings (loss) per share is computed based by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflects the amount of earnings available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants. In accordance with Emerging Issues Task Force Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share", the Company's participating convertible securities, including the Class A, B, C and D Series Preferred Stock are not included in the computation of basic or diluted earnings per share since they are antidilute.

Options and warrants to purchase approximately 6,273,000 and 6,981,000 shares of common stock were outstanding at December 31, 2002 and 2001, respectively, bur were not included in the computation of diluted earnings (loss) per share due to losses in 2002, as a result of the options and warrants being antidilute.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 3   Going Concern

At December 31, 2002, the Company incurred a net loss of approximately $11,245,000 during the year ended December 31, 2002. In addition, the Company has a working capital deficiency of approximately $8,041,000, and a stockholders' deficiency of approximately $7,523,000 at December 31, 2002 that raises substantial doubt about the Company's ability to continue as a going concern unless it obtains additional financing.

There can be no assurance that sufficient funds required during the next twelve months or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing shareholders. Note 3 Going Concern, continued:

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 Going Concern, continued:

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the year ended December 31, 2002, the Company had successfully obtained external financing through private placements of convertible debt and other short-term borrowings. Some of this debt has subsequently been converted to common stock of the Company. The Company has developed a plan to address liquidity in several ways, namely: 1) during the quarter ended December 31, 2002, the Company reduced the number of employees and reduced the compensation paid to management level employees, 2) consolidated from two offices to one office by closing the Southampton office, and 3) continued to explore sources of additional financing to satisfy its current operating requirements.

During the year ended December 31, 2002, the Company had successfully obtained external financing through private placements of convertible debt and other short-term borrowings. Some of this debt has subsequently been converted to common stock of the Company. The Company has developed a plan to address liquidity in several ways, namely:

1)       Continue to reduce operating costs;
2) Increase revenue by refocusing on existing properties and expand revenue base. The Company is in the process of launching an advertising sales initiative in Europe and expanding sponsorship sales in the United States;
3)       Continue to pursue the promotion of premium level boxing events;
4) Pursue production partnerships and joint ventures. particularly with the Company's Thunderbox series; 5) Pursue additional sources of debt and equity financing to satisfy its current operating requirements;
         and
6) Continue to negotiate with existing debtholders to convert their notes into equity.

Note 4   Business Acquisitions

On March 15, 2002, the Company completed the acquisition of Big Content, a company engaged in the business of acquiring, adapting, selling, licensing and marketing boxing-related programming, whether in film or other media.

The total purchase price of approximately $6,930,000 consisted of approximately $4,049,000 of the Company's common stock, representing approximately 30 shares of the then closely-held CKB, $1,000,000 in cash in the form of a promissory note, cash advances to Big Content through March 15, 2002 aggregating approximately $1,801,000 and direct transaction costs of $80,000. There was no readily available market value for the Company's common stock and, thus, a value of approximately $4,049,000 was ascribed as the estimated fair value based on the fair value of the assets acquired.

On April 30, 2002, a wholly owned subsidiary ("Merger Sub") of the Company merged with and into CKB. The Merger Sub ceased to exist and CKB became a wholly owned subsidiary of the Company. CKB's shareholders received 399,752 shares and 27,923 shares of Series B and Series C convertible preferred stock of the Company, respectively, and a warrant to purchase 1,000,000 shares of the Company's common stock. The warrant was exercisable immediately at an exercise price of $1.24 per share and could be executed through a cashless exercise, at the option of the holder. On September 10, 2002, the Company executed an agreement to amend the terms of the warrant agreement. The total number of shares under the original agreement was reduced from 1,000,000 to 500,000 and the exercise price was reduced from $1.24 per share to $.62 per share. The warrant expires on April 30, 2007.

Additionally, the Company entered into a consulting agreement with one of CKB's shareholders whereby the shareholder will receive, at a minimum, $5,000 per week for ten years. The consulting agreement also entitles the stockholder to 10% of net profit, as defined in the agreement, for events generating total revenues in excess of $500,000, 20% of net profit from sales related to the acquired video library and 15% of net proceeds of any qualified financing, as defined in the agreement, to be used to redeem the stockholder's Series C Convertible Preferred stock at a share price equal to the liquidation preference value per share.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4   Business Acquisitions, continued:

The Company, however, has the ability to terminate the consulting agreement after covered payments, as defined in the agreement, of $4,300,000 if made no later than March 25, 2005 or $5,300,000 if made no later than March 25, 2012. As such, the Company recorded the consulting agreement commitment as additional purchase consideration at a present value of approximately $1,449,000 as of Big Content merger date of March 15, 2002 and $1,273,000 as of December 31, 2002, using an imputed interest rate of 15%.

Costs related to effecting the merger, primarily professional fees, totaled approximately $681,000. Those costs have been included in the calculation of the total purchase price and have been reflected as stockholders' equity as a result of the treatment of the transaction as a reverse merger and a recapitalization.


The following unaudited pro forma information presents a summary of the results of operations of the Company, assuming the acquisition of Big Content occurred on January 1, 2001:

                                                     Year Ended December 31,
                                                2002                    2001
                                              ------------         ------------
Revenues                                      $15,549,423          19,983,902

Operating Income                                7,085,302          (1,937,809)
Net loss applicable to common stock           (11,335,231)           (920,543)
Net loss per common share (basic and diluted)       (1.09)              (0.11)
                                              ------------         ------------
Weighted Average common shares outstanding:
Basic and diluted                              10,421,497           8,442,992

The allocation of the purchase price of the assets acquired and liabilities assumed based on the fair value as determined by an independent appraisal of Big Content was as follows:

Other tangible assets                                           $305,928
Video library                                                  1,190,000
Heavyweight Explosion and                                      4,800,000
ThunderBox intangible assets
Goodwill                                                       1,062,265
Liabilities                                                     (428,193)
                                                  -----------------------
                                                              $6,930,000
                                                  -----------------------

Amortizable intangible assets acquired have the following estimated useful lives:

|X|      Video Library - 5 years
|X|      Heavyweight Explosion, ThunderBox and broadcast rights - 10 years.

Goodwill of approximately $1,062,265 represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and it is deductible for tax purposes. In accordance with SFAS No. 142, goodwill is not amortized and will be tested for impairment, at least on an annual basis.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5   Prepaid Signing Bonuses

During 1998, the Company began a signing bonus policy whereby it paid a signing bonus to a boxer upon the execution of a two- or three-year contract. The basis of all signing bonuses paid is amortized on a straight-line basis over the term of the respective boxer's contract. In 2002, the Company paid approximately $118,000 in signing bonuses and the amortization of all bonuses for 2002 and 2001 was approximately $60,000 and $369,000, respectively. The balance of prepaid signing bonus at December 31, 2002 amounted to approximately $83,000.


Note 6   Property And Equipment, Net

Property and equipment, net, consisted of the following at December 31, 2002:


                                                    December 31, 2002              Useful Lives
                                                  -----------------------  -----------------------------
Office Equipment                                                 $23,291            5-7 years
Furniture and Fixtures                                            49,705            5-7 years
Automobile                                                        51,726             5 years
Set and ring costs                                                67,514             5 years
Website development costs                                         55,000             3 years
                                                  -----------------------
                                                                $247,236
Less accumulated depreciation                                   (156,784)
                                                  -----------------------
Property and Equipment, Net                                      $90,452
                                                  =======================

Depreciation and amortization expense of property and equipment was approximately $50,000 and $43,000 for the years ended December 31, 2002 and 2001, respectively.


Note 7   Intangible Assets, Net of Accumulated Amortization

In accordance with FAS 142 the Company determined that there was impairment to both their goodwill and other intangible assets. In accordance with FAS 142, the Company performed an impairment testing of their goodwill and intangible assets at December 31, 2002, this testing resulted in the determination that the carrying amount of the Company's goodwill and intangible assets that primarily related to it's acquisition of Big Content exceeded it's fair value. Accordingly, the Company recorded an impairment charge of $ 1,818,000 on its intangible assets and $ 1,104,600 on its goodwill.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of Goodwill and Intangible assets during the year ended December 31, 2002 were as follows:

                                                                                           as of December 31, 2002

 Intangible assets             Estimated      Balance as of   Acquired in   Impairment        Balance        Accumulated
 subject to amortization:         Life     December 31, 2002      2002        in 2002                        Amortization     Net
------------------------------------------------------------------------------------------------------------------------------------
Acquired video library            5                      -     $1,190,000            -       $1,190,000       ($189,748)  $1,000,252

ThunderBox Trademarks             10                     -      2,800,000   (1,577,000)       1,223,000        (223,233)     999,767
 and contractual relationships

 HWE Trademarks and               10                     -      2,000,000     (241,000)       1,759,000        (159,452)   1,599,548
 contractual relationships

 Other                            1                 20,000              -            -           20,000         (20,000)           -
 Acquired European                7                      -         40,000            -           40,000               -       40,000
  Media Rights
                                        --------------------------------------------------------------------------------------------
                                                   $20,000     $6,030,000  ($1,818,000)      $4,232,000       ($592,433)  $3,639,567
                                        ============================================================================================

                                                                            Amortization expense expected for the next four years:
                                                                            --------------------------------------------------------
 Amoritzation expense          Estimated Life  2001             2002          2003           2004            2005           2006
 of Intangible Assets
------------------------------------------------------------------------------------------------------------------------------------
 Acquired video library           5                      -       $189,748     $238,000         $238,000        $238,000     $238,000

 ThunderBox Trademarks            10                     -        223,233      122,300          122,300         122,300      122,300
 and contractual relationships

 HWE Trademarks and               10                     -        159,452      175,900          175,900         175,900      175,900
 contractual relationships

 Other                            1                      -         20,000            -                -               -            -

 Acquired European                7                      -              -        5,714            5,714           5,714        5,714
  Media Rights
                                        --------------------------------------------------------------------------------------------
                                                         -       $592,433     $541,914         $541,914        $541,914     $541,914
                                        ============================================================================================

Amortization expense was $572,432 and $ -0- for the years ended December 31, 2002and 2001, respectively. Amortization of intangibles is expected to be approximately $576,000 per year for the next four years and $352,166 in year 5.


Note 8   Goodwill

Goodwill consisted of the following at December 31, 2002:


 Goodwill                                    Balance as of      Acquired in  Impairment     Balance as of
                                           December 31, 2001       2002       in 2002      December 31, 2002
-------------------------------------------------------------------------------------------------------------
 Goodwill related to acquisition
    of Big Content                                 $42,500     $1,062,265  ($1,104,765)               -

                                        ---------------------------------------------------------------------
                                                   $42,500     $1,062,265  ($1,104,765)               -
                                        =====================================================================

                                      F-19

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9   Segment Data

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

The Company's reportable segments are strategic business units that offer different outputs. The following tables present information about the Company's business segments for the years ended December 31, 2002 and December 31,2001:



                                              Years Ended
                                           December 31, 2002          December 31, 2001

Revenues:
 Boxing                                              $13,678,363               $16,886,129
 Media                                                 1,817,670                         0

     Total                                           $15,496,033               $16,886,129
                                        =========================  ========================

Operating Income/Loss(-)
 Boxing                                              ($3,760,277)                ($933,777)
 Media                                                (4,602,381)                        0

     Total                                           ($8,362,658)                ($933,777)
                                        =========================  ========================

Total Assets
 Boxing                                                 $216,405
 Media                                                 3,699,275

     Total                                            $3,855,973
                                        =========================

Reconciliation of reportable segment
amounts to the Company's consolidated balances

                                              Years Ended
                                           December 31, 2002          December 31, 2001

Revenues for reportable segments                     $15,496,033               $16,886,129

     Total                                           $15,496,033               $16,886,129
                                        =========================  ========================

Reportable Segments

                                              Years Ended
                                           December 31, 2002          December 31, 2001

Operating Income/Loss(-)                             ($8,362,658)                ($933,777)
 Litigation revenue,  net of                                   -                 1,266,359
 related expenses of $734,000
   Other income                                           17,040                    11,190
   Interest expense                                   (1,141,420)
   Financing costs paid                               (1,496,557)
    in stocks and warrants
   Loss on disposal of                                  (247,705)
  property and equipment
   Interest income                                        11,285                  (260,283)
   Other expenses                                        (25,000)
     Total                                          ($11,245,015)                  $83,489
                                        =========================  ========================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9   Segment Data, continued:

Foreign revenue disclosure
The Company had revenues from foreign sources in the amounts of $1,562,000 and $1,610,000 for the years ended December 31, 2002 and 2001, respectively. This foreign source revenue accounted for 10.1% and 9.5% for the years ended December 31, 2002 and 2001, respectively.

Note 10     Notes And Loans Payable

The Company's debt consisted of the following at December 31, 2002:

Line of Credit.

The Company had a line of credit with a bank on which it defaulted. Interest was payable at an interest rate of 8.5% per annum. The credit line was secured by accounts receivable, the Company's contracts with boxers and personally guaranteed by officers of the Company, which included a mortgage against real estate owned by the President of the Company. Pursuant to an agreement with the bank dated February 20, 2003 (See Note 21) the Company paid down the balance by $ 231,665 and agreed to a payment schedule for the remaining balance of $ 48,172. The balance on this line of credit at December 31, 2002 amounted to $ 250,770.

Notes Payable

The Company had a $200,000 credit line through a bank. During 2001, the line of credit expired and the bank converted the outstanding amount to a note payable. The note is payable in 36 monthly principal payments of $5,549, plus 6% interest per annum. The note is secured by assets of the Company and personally guaranteed by certain stockholder's of the Company. Furthermore, the President of the Company was required to subordinate $ 578,735 of his loans to the Company. The balance on this note at December 31, 2002 amounted to $ 127,683

On March 15, 2002, the Company acquired all of the outstanding stock of Big Content (See Note 4). As part of the consideration for the acquisition, the Company issued a promissory note for $1,000,000 to the sellers. The note bears interest at 10% per annum and is payable interest only, monthly, beginning April 1, 2002. The note will mature on March 14, 2012. The balance on this note at December 31, 2002 amounted to $ 1,000,000.

Note payable in the amount of $ 525,000 in connection with the settlement of Buster Mathis, Jr. v. Cedric Kushner et al., (See Note 20) The original principal amount of the note was $ 550,000 with interest at a rate of 2.9% The balance on this note at December 31, 2002 amounted to $ 525,000.

Note payable in the amount of $ 610,359 in connection with the settlement of Shane D. Mosley, Sr. v. Cedric Kushner Promotions, Ltd, (See Note 20) The original principal amount of the note was $ 660,359 with interest at a rate of 10% The note was originally due on February 28, 2003, and is now in default. The balance on this note at December 31, 2002 amounted to $ 610,359.

Note payable in connection with the judgment against the Company by Zomba Recording Corporation (See Note 20). The note is secured by assets of the Company, an apartment owned by the president of the Company, and it is also personally guaranteed. Principal is payable monthly at $25,000 per month plus interest at the prime rate as reported by the bank on the first day of each calendar quarter which was 5.5 % at December 31, 2002. This note matures on September 30, 2003. The balance on this note at December 31, 2002 amounted to $ 266,874.

Note payable in the original principal amount of $ 150,000 with interest at a rate of 24.99 %. The note matured on December 19, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $ 150,000

Note payable in the original principal amount of $ 125,000 with interest at a rate of 24.99 %. The note matured on December 19, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $ 125,000

               CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10     Notes And Loans Payable, continued:

Note payable in the original principal amount of $ 25,000 with interest at a rate of 15 %. The note matured on December 3, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $ 25,000.

Note payable in the original principal amount of $ 25,000 with interest at a rate of 24.99 %. The note matured on December 30, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $ 25,000.

Note payable in the original principal amount of $ 25,000 with interest at a rate of 24.99 %. The note matured on December 30, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $ 25,000.

Note payable in the original principal amount of $ 40,000 with interest at a rate of 24.99 %. The note matures on March 5, 2003 when principal and unpaid interest are due. The balance on this note at December 31, 2002 amounted to $ 40,000.

Note payable in the original principal amount of $ 100,000 with interest at a rate of 24.99%. The note matured on December 31, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $ 100,000.

Notes payable in the original principal amount of $ 75,000 with interest at a rate of 6.5 %. The note matured on October 30,2002 when principal and unpaid interest were due. The note is currently in default. An automobile owned by the President of the Company secures the note. The balance on this note at December 31, 2002 amounted to $ 75,000.

Note payable in the original principal amount of $ 25,000 with interest at a rate of 23 %. In connection with this loan the Company issued warrants to purchase 10,000 shares of the Company's common stock, at 1.00 per share with a term of 3 years. The note is payable on demand. The balance on this note at December 31, 2002 amounted to $ 25,000.

Note payable in the original principal amount of $ 35,000 with interest at a rate of 23 %. The note is payable on demand. The balance on this note at December 31, 2002 amounted to $ 35,000.

Scheduled maturities for each of the years ending December 31 and long-term debt balance at December 31, 2002 are as follows:



          Current Maturities                           $2,268,344
                2004                                      137,342
                2005                                            -
                2006                                            -
                2007                                            -
                2008                                            -
             Thereafter                                 1,000,000
                                            ----------------------
                                                        3,405,686
                                            ======================

Total notes and loans payable                           3,405,686

Less: Current portion                                   2,268,344
                                            ----------------------

Long-term debt, less current maturities                 1,137,342
                                            ======================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11     Notes Payable To Stockholders

Note Payable due to the President of the Company dated September 16, 2002 , bearing interest at 7 % per annum. Interest and principal on this note is due on September 15, 2005. Interest expense recorded during the year ended December31, 2002 amounted to $ 4.428. The balance on this loan as of December 31, 2002 was $253,000.

Note Payable due to the President of the Company dated October 25, 2002, bearing interest at 7 % per annum. Interest expense recorded during the year ended December31, 2002 amounted to $ 7,750. Interest and principal on this note is due on September 25, 2005. The balance on this loan as of December 31, 2002 was $442,857.


Note Payable due to the President of the Company dated November 21, 2002, bearing interest at 7 % per annum. Interest and principal on this note is due on November 20, 2005. Interest expense recorded for the year ended December 31, 2002 amounted to $ 1,162 The balance on this loan as of December 31, 2002 was $95,000.

Note Payable due to the President of the Company dated December 2, 2002, bearing interest at 7 % per annum. Interest expense recorded during the year ended December31, 2002 amounted to $ 1,103. Interest and principal on this note is due on December 2, 2005. The balance on this loan as of December 31, 2002 was $189,000.

The president of the Company has subordinated $ 578,735 of his loans to a bank. (See Note 11)

Note Payable due to an officer of the Company dated December 20, 2002, bearing interest at 7 % per annum. Interest and principal on this note was due on December 31, 2002. The balance on this loan as of December 31, 2002 was $100,000.

Note Payable to stockholder in connection with consulting agreement for Big Content acquisition (See Note 4) dated March 15, 2002, bearing interest at 15 %. Principal and interest on this note are paid weekly in the amount of $ 5,000 per week. through March 15, 2012. The balance on this note as of December 31, 2002 was $ 1,273,087.

Note Payable due to a stockholder of the Company dated June 3, 2002, bearing interest at 24.99 %. Interest and principal on this note is due on December 2, 2005. The balance on this loan as of December 31, 2002 was $12,500.

Note Payable due to a stockholder of the Company dated June 7, 2002, bearing interest at 24.99 %. Interest and principal on this note is due on December 2, 2005. The balance on this loan as of December 31, 2002 was $50,000.

Scheduled maturities for each of the years ending December 31 and shareholders' notes and loan payable at December 31, 2002 are as follows:

Current maturities                               234,461
               2004                               93,022
               2005                            1,080,884
               2006                              117,350
               2007                              136,313
               2008                              161,622
Thereafter                                       591,792
                                   ----------------------
                                               2,415,444
                                   ======================

Total shareholders notes
 and loans payable                             2,415,444

Less:Current portion                             234,461
                                   ----------------------
Long-term portion                              2,180,983
                                   ======================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12     Convertible Debt

During the period March through June , 2002, the Company raised $855,500 through the issuance of convertible notes. The notes bear interest at 10% per annum, compounded annually, and shall be due on or before the earlier of either June 30, 2003 or an "event of default" as defined in the notes. Upon the closing of any private placement, the notes will automatically be converted into shares of common stock at a conversion price equal to $1.00 per share. Each noteholder also received 1 warrant for each 2 dollars they loaned the Company. The warrants were convertible into the Company's Class A common stock at an exercise price of $.50 with a 5-year term.

Accordingly, the Company recorded a deferred debt discount in the amount of $855,500 to reflect the beneficial conversion feature of the debentures and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and an addition to paid-in capital. Additionally, the fair value of the warrants was calculated and recorded as a further reduction to the carrying amount and an addition to paid-in capital.

The Company is amortizing the discount over the term of the debt. Amortization for the period ended December 31, 2002 was approximately $506,509, and this amortization is recorded as interest expense.



Note 13     Stockholders' Deficiency

Common Stock

The Company had two classes of common stock authorized at December 31, 2002

Class A

The Company had 15,000,000 shares of its Class A, $ .01 common stock authorized of which 10,768,991 were issued and outstanding as of December 31, 2002.

The Company issued its Class A common stock during the year ended December 31, 2002 as follows:

On April 30, 2002, 10,009,047 shares were issued in connection with the reverse merger transaction with Zenascent (See Note 4)

In May 2002, an officer of the Company exercised options and was issued 21,356 shares of stock.

During the year ended December 31, 2002 the Company issued 609,838 shares of common stock in connection with the conversion of $ 583,797 of the Company's debt.

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

The Company has recorded the fair value of the Company's common stock on the grant dates to deferred consulting fees and as an increase to additional paid-in capital and is amortizing the expense over the life of the agreements. The expense has been reflected as general and administrative expenses in the Company's statement of operations

On September 6, 2002, the Company issued 10,000 shares of it's common stock valued at $ 10,000 in payment of interest on past due loans.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13     Stockholders' Deficiency, continued

Common Stock
Class A, continued

On October 1, 2002 , the Company issued 5,000 shares of its common stock valued at $ 5,000 to its attorney's as payment for services rendered.

In July 2002, the Company and an investor group finalized a settlement related to Big Content. The Company and the investor group agreed to create a limited liability company with the assets associated with ThunderBox and for the investor group to acquire 17% of the limited liability company. The agreement also entitles the investor group to receive 40% of the initial $250,000 of distributions made (if any) by the Company. The Company has an option to repurchase the 17% of the limited liability company from the investor group for a price determined by the agreement. The Company also agreed to issue 300,000 shares of the Company's common stock to the investor group as additional settlement, comprised of an initial payment of 30,000 shares upon execution of the settlement agreement, plus 33,750 shares over the next eight fiscal quarters starting September 30, 2002. The Company has recorded the fair value of the Company's common stock on the grant dates , which amounted to $300,000 , as deferred consulting fees and as an increase to additional paid-in capital and is amortizing the expense over the life of the agreement.. The expense has been reflected as general and administrative expenses in the Company's statement of operations.

During the quarter ended September 30, 2002 a stockholder converted 17,500 shares of Series A Preferred Stock in exchange for 175,000 shares of the Company's Class A common stock.

At December 31, 2002, the Company had commitments to issue 5,460,411 of its Class A common stock, for various transactions but had not completed the issuances by December 31, 2002. .(See Note 16)


Class B

The Company had 5,000,000 shares of its Class B, $ .01 common stock authorized of which none were issued and outstanding as of December 31, 2002.


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

Series A Convertible Preferred Stock
In July 2001 the Company's board of directors authorized 135,000 shares of a Series A convertible preferred stock. Each share of Series A preferred stock is convertible into 10 shares of common stock and pays a dividend of 8% per annum on the liquidation preference of $3 per share.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13     Stockholders' Deficiency, continued:

The amendment also provides that all outstanding Series A Preferred will be automatically converted into common stock at such time as the Company's certificate of incorporation is amended to authorize a sufficient number of shares of common stock into which all of the issued and outstanding shares of Series A Preferred are convertible.

Series B Convertible Preferred Stock
In connection with the Big Content acquisition, the Company's Board of Directors authorized and issued 399,752 shares of a Series B convertible preferred stock. The Series B convertible preferred stock, as amended (see below), is convertible into 50 shares of the Company's common stock (19,987,600) any time at the option of the holders or automatically upon ratification by the Company's shareholders of an increase in the amount of authorized shares. The stock, as amended, has a liquidation preference value of $2,430,000.

On September 30, 2002, two officers of the Company, entered into a Stock Amendment and Issuance Agreement ("SAIA") which provided that the Company's Series B Convertible Preferred Stock ("Series B Stock"), held only by those two officers, would be modified such that each share of Series B Stock would be convertible into only 50 shares of the Company's common stock, instead of 100 shares, as previously provided. The SAIA also provides that the aggregate liquidation preference of the Series B Stock would be reduced from $4,860,000 to $2,430,000. In consideration for their acceptance the Board of Directors authorized and issued to these officers shares of a Series D Preferred Stock (the "Series D Stock") (see below)

In October 2002, the Company amended its Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock to amend the conversion ratio of such stock from 100 to 50. Accordingly, the 399,752 shares of Series B Stock are now convertible into an aggregate of 19,987,600 shares of the Company's common stock.

Series C Convertible Redeemable Preferred Stock
In connection with the Big Content acquisition, the Company's Board of Directors authorized and issued 27,923 shares of a Series C convertible redeemable preferred stock. The Series C convertible redeemable preferred stock, as amended, is convertible into 100 shares of the Company's common stock (2,792,210) any time at the option of the Company. The stock, as amended, has a liquidation preference value of $4,500,000 and is redeemable at that value.

Series D Convertible Preferred Stock
In connection with the amendment of the Series B Stock, discussed above the, SAIA provided for the issuance to the officers of shares of a new series of preferred stock, Series D Preferred Stock, par value $0.01 per share (the "Series D Stock"), which has no right to receive dividends and is not convertible into the Company's common stock, but will vote together with the Company's Common Stock, with each share of Series D Stock having 50 votes. The Series D Stock carries an aggregate liquidation preference value of $2,430,000.

Note 13     Stockholders' Deficiency, continued:

Common Stock Warrants

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant activity and weighted average exercise prices for the years ended December 31, 2002 and 2001 were as follows:

----------------------------------------------- ----------------- ---------------
                                                     Number          Weighted
                                                   of Shares         Average
                                                                  Exercise Price
----------------------------------------------- ----------------- ---------------

Outstanding, January 1, 2001                           4,196,684           $5.88
----------------------------------------------- ----------------- ---------------
Issued in  connection  with the sale of common                               .30
stock                                                    788,888
----------------------------------------------- ----------------- ---------------
Issued to an officer                                     400,000             .45
----------------------------------------------- ----------------- ---------------
Issued in connection with debt                            20,000             .40
----------------------------------------------- ----------------- ---------------
Issued   in   connection   with  the  sale  of                               .30
preferred stock                                        1,350,000
----------------------------------------------- ----------------- ---------------
Issued in connection with debt                            92,500             .50
----------------------------------------------- ----------------- ---------------
Expired                                                 (13,750)             .75
----------------------------------------------- ----------------- ---------------
Outstanding, January 1, 2002                           6,796,822            3.70
----------------------------------------------- ----------------- ---------------
Issued in  connection  with the  merger of Big                               .62
Content                                                  500,000
----------------------------------------------- ----------------- ---------------
Issued in connection with convertible debt             1,342,750             .50
----------------------------------------------- ----------------- ---------------
Issued  to   employee   in   connection   with
employment agreement                                   1,000,000             .50
----------------------------------------------- ----------------- ---------------
Issued in connection with accrued  interest on
debt                                                      10,000            1.00
----------------------------------------------- ----------------- ---------------
Issued in connection with investment  advisory
services                                                 108,940            1.15
----------------------------------------------- ----------------- ---------------
Expired                                              (3,837,026)          (5.92)
----------------------------------------------- ----------------- ---------------
Outstanding, December 31, 2002                         5,921,486             .76
----------------------------------------------- ----------------- ---------------

During the period from March 2002 to May 2002, 447,750 warrants were issued at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period, which expires at various dates from March 22, 2007 to May 28, 2007. The fair value of the warrants was estimated at prices ranging from $.96 to $1.13 per warrant on the date of grant using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2002 amounted to $545,959.

During March and April 2002, 337,500 warrants were issued in connection with convertible debt. The warrants are exercisable over a five-year period, which expires at various dates through October 2007. The fair value of the warrants was estimated at $1.00 per warrant on the date of grant using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2002 amounted $445,000.


During April 2002, 1,000,000 warrants were issued in connection with an employment agreement. The warrants are exercisable over a seven-year period, which expires on April 1, 2009. The fair value of the warrants was estimated at $.53 per warrant on the date of grant using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2002 amounted to $397,500.

During April 2002, 500,000 warrants were issued to a stockholder in connection with the acquisition of Big Content. The warrants were not valued as they were included as part of the purchase price of Big Content.

Note 13     Stockholders' Deficiency, continued:

Common Stock Warrants , continued

During September 2002, 108,940 warrants were issued for investment advisory services. The warrants are exercisable over a five-year period expiring September 29, 2007. The fair value of the warrants was estimated to range from $.75 to $.78 per warrant on the date of grant using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2002 amounted to $83,270.

During September 2002, 10,000 warrants were issued in connection with interest on a note payable. The warrants are exercisable over a five-year period expiring September 18, 2007. The fair value of the warrants was estimated at $.68 per warrant on the date of grant using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2002 amounted to $6,828.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During October 2002, 350,000 warrants were issued in connection with a note payable agreement. The warrants are exercisable over a five-year period expiring October 16, 2007. The fair value of the warrants was estimated at $.61 per warrant on the date of grant using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2002 amounted to $213,500.


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

The Company has issued various stock options to employees and consultants. The options' vesting period varies from full vesting upon issuance of options to vesting over a three-year period. A summary of the Company's stock options, (granted to two officers) activity is as follows:

                                                                                          Options
                                                               -------------------------------------------------------
                                                               Number of Shares    Price Range per    Exercise Price
                                                                                       Share        (Weighted Average)

 Balance , January 1, 2001                                              -

 Balance , January 1, 2002                                              -
 Options in connection to reverse merger
  with Zenascent on April 30, 2002                                   196,832        $.225 - $6.00

                                                    Granted          149,000                                $ 1.11

                                                    Exercised        (30,000)
                                                                    =========

Balance, December 31, 2002                                           315,832
                                                                    =========

 Options outstanding and exercisable by price range as of December 31, 2002:


-------------------------------------------------------------------------------------
 Exercise Price Range   Outstanding Shares    Exercisable Shares     Weighted Average
                                                                      Exercise Price
-------------------------------------------------------------------------------------
              $0.23               7,166              7,166                $0.23

               0.72               6,666              6,666                $0.72

         .23 - 1.44             150,000            150,000                $0.76

               6.00               3,000              3,000                $6.00

              $1.43             149,000            149,000                $0.60
--------------------  ------------------   ----------------  ------------------------
      $.225 - $6.00             315,832            315,832                $1.11
====================  ==================   ================  ========================

Note 13     Stockholders' Deficiency, continued:
Common Stock Options, continued

The Company recognized stock-based compensation expense of $20,000 during the year ended December 31, 2002, relating to options or warrants granted to employees or consultants with exercise prices below the estimated fair market value of the Company's common stock at the date of grant.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company had determined compensation cost for stock options granted, based on the fair value at the grant date and consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have increased. Since, however, the Company had granted no stock options in 2001 and 2002, the Company's loss per share would have remained at $0.27 per share for 2002 and $1.01 per share for 2001 in a pro forma calculation.


                                                                       Year Ended December 31,

                                                                        2002                2001

Net loss applicable to common stock - as reported                  ($11,245,015)            $83,489

Net loss applicable to common stock - pro forma

Loss per share - as reported Basic
                                                                    ------------            ---------
Loss per share - pro forma Basic
                                                                    ============            =========

The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years due to the various vesting schedules.

Note 14     Income Taxes

For the years ended December 31, 2002 and 2001, actual income tax expense differed from the amount computed by applying the U.S. Federal corporate income tax rate of 34% to pre-tax earnings, as a result of the Company utilizing a portion of net operating losses to offset pre-tax income and as a result of valuation allowances netted against other potential deferred tax assets.

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 were primarily attributable to net operating loss carry-forwards and allowance for doubtful accounts.

At December 31, 2002 and 2001, the Company had provided a 100% valuation allowance for the deferred tax asset of approximately $6,000,000 and $2,200,000, respectively, because the ultimate realization of this asset is uncertain.

At December 31, 2002 and 2001, the Company had net operating loss carry-forwards for Federal tax purposes of approximately $15,700,000 and $5,700,000, respectively, which were available to offset future taxable income, if any, through 2014. Under Federal Tax Law IRC Section 382, certain significant changes in ownership of the Company, including the reverse merger transaction (See Note
1) may restrict the future utilization of these tax loss carry-forwards.


Note 16. -  Commitments and Contingencies

Bulldog Entertainment, LLC

On December 12, 2002, the Company entered into a Consulting Agreement with Bulldog Entertainment, LLC for certain general business and boxing promotion related consulting services. The Agreement commences on January 1, 2003 and continues until April 30, 2008. The Company has agreed to issue 700,000 shares of the Company's common stock to the consultant for said services. This stock shall have piggyback registration rights.


David Tua Agreement

Pursuant to a Sale and Purchase Agreement (the "Sale Agreement") dated as of December 24, 2002 among Sports Tech, Ltd. ("Sports Tech"), Cedric Kushner Promotions, Ltd. ("CKP") and, for limited purposes, the Company and a Consent and Agreement ("Consent") dated as of December 24, 2002 among Tua, CKP and Tuaman, Inc., CKP acquired all of Sports Tech's right, title and interest in and to an exclusive promotional agreement (the "Tua EPA") with David Tua, a leading heavyweight contender. The term of the EPA is for three years beginning on December 1, 2002, subject to certain options by CKP to extend such term based upon Tua being declared the world champion or number one contender. Pursuant to the Sale Agreement, CKP and the Company have agreed, among other things, to issue to Sports Tech 1,500,000 unregistered and restricted shares of common stock of the Company (provided that 250,000 of such shares have piggyback registration rights) with additional shares of common stock to be issued contingent upon Tua's future performance. Pursuant to the Consent, under certain circumstances relating to the success of equity sale should be the Company, CKP may be obligated to make certain non-interest bearing advances of purses to Tua.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Simultaneously with the execution of the Sale Agreement and the Consent, CKP entered into an agreement (the "America Presents Agreement") with America Presents Boxing LLC ("APB"), Tua's prior promoter, whereby APB released Tua from an Exclusive Co-Promotion Agreement (the "Co-Promotion Agreement") dated as of March 26, 2002 between APB and Cedric Kushner Boxing, Inc.. Pursuant to the America Presents Agreement, CKP paid APB $400,000 and a issued APB a $200,000 contingent promissory note (the "Contingent Note") which provided for payment of such amount if Tua was not declared the loser in his March 2003 bout ("Rahman Bout") with Hasim Rahman The Rahman Bout ended in a draw and CKP paid the Contingent Note following the Rahman Bout.

Note 16. -  Commitments and Contingencies, continued
David Tua Agreement, continued

Simultaneously with the closing of the Sale Agreement and the Consent, CKP sold 50% of its economic interest in the Tua EPA to various participants (the "Tua Participants") pursuant to separate agreements (each a "Tua Participation Agreement") for an aggregate amount equal to $400,000. Such Tua Participation Agreements provide, among other things, that the first 400,000 of net revenues derived from the Tua EPA shall be remitted to the Tua Participants on a parri passu basis and that CKP shall cause the Company to issue to each Tua Participant a warrant to purchase unregistered and restricted shares of common stock of the Company with an aggregate value equal to 10% of the amount invested by each Tua Participant. Subsequently, the Company, Cedric Kushner, and two of the Tua Participants entered into separate agreements whereby the Company agreed that if (a) Cedric Kushner shall die after the date of the Agreement and such Tua Participant shall not have recouped the its original investment of $100,000 (the "Tua Amount") or (B) such Tua Participant has not recouped the Tua Amount on or prior to 24 months from February 23, 2003, such Tua Participant shall have the right to sell its rights and interest in and to the Tua EPA to at a price equal to the difference, if any, between the Tua Amount and the amount recouped as of such date Kushner dies or the expiration of the 24 month period, as applicable.


Note 17. -    Employment Agreement

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

The Company is recording the intrinsic value of the warrants as additional salary and as an increase to additional paid-in capital over the vesting period. As a result of the cashless exercise feature, the Company remeasures compensation expense using the fair value of the Company's common stock each quarter. This agreement was mutually terminated on April 4, 2003.


Note 18 - Related Party Transactions

The Company rented both its New York City and Southampton offices from the president of the Company on a month-to-month basis for the year ended December 31, 2002. Rent amounting to $ 120,000 was paid for these premises during the year ended December 31, 2002.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilized free office space owned by a stockholder during 2001. Rent for this space has been imputed at a monthly rate of approximately $2,500 per month and, accordingly, $30,000 has been included in additional paid-in capital for the years ended December 31, 2001. The Company's president and majority stockholder does not receive a salary for his services. As such, the Company has accrued an annual salary of $165,000 for the years ended December 31, 2001 and 2000 and, accordingly, has recorded this amount as additional paid-in capital.


Note 19     Litigation

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter has been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees.

In February 2003, Investor Relations Services, Inc. ("IRSI") filed arbitration against the Company arising from a dispute regarding the termination by the Company of an agreement between IRSI and the Company. The agreement was originally to be effective from May 13, 2002 through May 12, 2005. As compensation for its services, the Company was to issue 2,631,580 shares of the Company's common stock to Summit Trading, Ltd., an affiliate of IRSI. The Company, however, determined that IRSI would be unable to fulfill its contract obligations under the agreement, which resulted in the Company terminating its agreement with IRSI. IRSI alleged that the agreement was terminated without cause and that full payment in the amount of 2,631,580 shares of common stock was owed.

As a result, legal action was initiated. The case was referred to mediation as a necessary precondition before arbitration can move forward. Mediation is expected to take place sometime during the month of May. As such, discovery has not yet occurred and the party pleadings have not yet been exchanged. It is premature at this time for the Company to determine the merit of this suit; therefore, no amounts have been accrued as of December 31, 2002. However, there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects should IRSI prevail.

In July 2002, CKP and Cedric Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of December 31, 2002, the unpaid balance owed to Zomba by CKP was approximately $267,000. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if we are unsuccessful in securing financing to fund this obligation.

On August 23, 2002, the Company agreed to a stipulation for judgment against the Company by a boxer relating to shared profits owed to the boxer. The Company had agreed to pay the boxer approximately $610,000 plus interest by February 28, 2003. The parties have since agreed to extend the payment due date by approximately four months in consideration for a substantial additional payment.

On April 18, 2003, the Company entered into a Settlement Agreement ("Mathis SA") with Buster Mathis, Jr. ("Mathis") regarding a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York styled Buster Mathis, Jr.
v. Cedric Kushner et al., and obtained a judgment therein after a jury trial in the total amount of $702,455. Subject to full performance of the terms and conditions of the Mathis SA, all claims between Mathis and the Company and its affiliates were compromised and settled in consideration for the payment by the Company of the principal sum of $550,000 with interest at the rate of 2.9% per annum. This settlement sum is payable in certain installments that commenced on December 17, 2002 and continue until September 15, 2004.

As of May 18, 2003, the Company has paid $150,000 pursuant to the Mathis SA. Until September 15, 2003, the Company has the option to satisfy $275,000 of the settlement amount by issuing unrestricted shares of the Company's common stock to Mr. Mathis ("Mathis Shares"). The number of Mathis Shares to be delivered shall be an amount having the equivalent value of $275,000 plus accrued interest ("Share Value"), which value shall be based upon the average closing price of shares of the Company's common stock as traded in the public market, for a period of ten trading days prior to the effective date of a registration statement covering such Mathis Shares. Upon receipt of the Mathis Shares, Mathis has a period of 20 days to decide whether Mathis wishes to hold or sell the Shares.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19     Litigation, continued:

If Mathis elects to sell the Mathis Shares, the Company has agreed to guaranty that the sale proceeds from the sale of these Mathis Shares equals the Share Value. In further consideration for Mathis granting the Company the above option, the Company has agreed to deliver to Mathis at the same time the Mathis Shares are issued, an additional amount of shares of freely-tradable, unrestricted common stock of the Company equal to 10,000 shares for each calendar month after May 2003 that the Mathis Shares have not been delivered to Mathis (with Mathis' entitlement vesting on the first calendar day of each month commencing on June 1, 2003). For example, in the event the Mathis Shares are not delivered until September 15, 2003, the Company is required to deliver to Mathis an additional 40,000 shares of the Company's common stock, which will have vested 10,000 shares each on June 1, July 1, August 1, and September 1, 2003, respectively. The Company has agreed to certain not to make any extraordinary payments that are also outside the ordinary course of business to creditors, shareholders or employees.. The Settlement Amounts are additionally secured by a lien on the Company's President's East Hampton residence.

In the normal course of business, the Company is involved in legal disputes concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, certain service providers, and other issues. At December 31, 2002, the Company had accrued an aggregate of approximately $180,000, representing its estimated exposure from these legal disputes. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


Note 20     Major Customer

Revenue from one customer accounted for approximately 62% and 71% of revenues for the years ended December 31, 2002 and 2001, respectively.

Note 21. -   Subsequent Events

From January 1, 2003 to May 15, 2003, the Company borrowed approximately $856,000 from the various third parties pursuant to several promissory notes. The loans are all short term and accrue interest various rates per annum.

On or about April 22, 2003, an investor of the Company agreed to transfer 50,000 shares of unrestricted Class A Common stock to an investment bank on behalf of the Company to settle a pending dispute. In exchange for this, the Company agreed to issue the investor 75,000 unregistered and restricted shares of Class A Common stock of the Company. The shares shall have piggyback registration rights.

 During March 2003, the Company entered into a one-year non-exclusive advisory and investment banking agreement with an investment bank to provide advice on corporate finance matters. As compensation for these services, the Company agreed to issue 225,000 shares of Class A common stock of the Company. The shares are issuable on the date of the agreement and contain piggyback registration rights.

During March 2003, the Company and an investment bank settled a pending dispute. In exchange for commissions owed to the bank for money raised, the Company agreed to transfer 125,000 shares of unrestricted Class A Common stock to the investment bank in full settlement of any and all outstanding claims.

On or about March 4, 2003, an investor of the Company agreed to transfer 75,000 shares of unrestricted Class A Common stock to an investment bank on behalf of the Company to settle a pending dispute. In exchange for this, the Company agreed to issue the investor 125,000 unregistered and restricted shares of Class A Common stock of the Company. The shares shall have piggyback registration rights.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21     Subsequent Events, continued:

From January 15, 2003 to March 18, 2003, the Company entered into note and warrant agreements with various third parties for a combined total of $305,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually.

The notes shall be due on or before the earlier of the one hundred fiftieth (150th) calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the one hundred fiftieth (150th) calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by eighty-five percent (85%) of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the one hundred fiftieth (150th) calendar day after the date of the notes. Additionally, the Company issued 152,500 warrants to purchase shares of common stock in connection with the notes at an exercise price of $.50 per share. The warrants expire five years from their issuance date.


Buster Mathis, Jr.


On April 18, 2003, the Company entered into a Settlement Agreement ("Mathis SA") with Buster Mathis, Jr. ("Mathis") regarding a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York styled Buster Mathis, Jr.
v. Cedric Kushner et al., and obtained a judgment therein after a jury trial in the total amount of $702,455. Subject to full performance of the terms and conditions of the Mathis SA, all claims between Mathis and the Company and its affiliates were compromised and settled in consideration for the payment by the Company of the principal sum of $550,000 with interest at the rate of 2.9% per annum. This settlement sum is payable in certain installments that commenced on December 17, 2002 and continue until September 15, 2004.

As of May 18, 2003, the Company has paid $150,000 pursuant to the Mathis SA. Until September 15, 2003, the Company has the option to satisfy $275,000 of the settlement amount by issuing unrestricted shares of the Company's common stock to Mr. Mathis ("Mathis Shares"). The number of Mathis Shares to be delivered shall be an amount having the equivalent value of $275,000 plus accrued interest ("Share Value"), which value shall be based upon the average closing price of shares of the Company's common stock as traded in the public market, for a period of ten trading days prior to the effective date of a registration statement covering such Mathis Shares. Upon receipt of the Mathis Shares, Mathis has a period of 20 days to decide whether Mathis wishes to hold or sell the Shares.

If Mathis elects to sell the Mathis Shares, the Company has agreed to guaranty that the sale proceeds from the sale of these Mathis Shares equals the Share Value. In further consideration for Mathis granting the Company the above option, the Company has agreed to deliver to Mathis at the same time the Mathis Shares are issued, an additional amount of shares of freely-tradable, unrestricted common stock of the Company equal to 10,000 shares for each calendar month after May 2003 that the Mathis Shares have not been delivered to Mathis (with Mathis' entitlement vesting on the first calendar day of each month commencing on June 1, 2003). For example, in the event the Mathis Shares are not delivered until September 15, 2003, the Company is required to deliver to Mathis an additional 40,000 shares of the Company's common stock, which will have vested 10,000 shares each on June 1, July 1, August 1, and September 1, 2003, respectively. The Company has agreed to certain not to make any extraordinary payments that are also outside the ordinary course of business to creditors, shareholders or employees.. The Settlement Amounts are additionally secured by a lien on the Company's President's East Hampton residence.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Lease Obligations:

On April 4, 2003, the Company entered into a lease agreement for its New York City based administrative offices. The lease commenced of February 1, 2003 and continues until January 31, 2008.

The minimum annual lease payments required under the lease agreement are:

                                               Year        Annual Rent
                                               2003        $     64,314
                                               2004              71,460
                                               2005              80,107
                                               2006              98,308
                                               2007             100,028
                                               2008               8,482
                                                 ----------------------
                                                    $           422,698
                                                 ======================

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 2, 2003, we were notified by BDO Seidman, LLP, ("BDO ") that it resigned as our auditor. On April 4, 2003, we engaged Marcum & Kliegman, LLP as our independent auditors for the fiscal year ending December 31, 2002. The action to engage Marcum & Kliegman, LLP was taken upon the unanimous approval of our Audit Committee.

During the last two fiscal years ended December 31, 2002 and December 31, 2001 and through April 2, 2003, (i) there were no disagreements between us and BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BDO would have caused BDO to make reference to the matter in its reports on the our financial statements, and (ii) BDO's reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two most recent fiscal years ended December 31, 2002 and December 31, 2001 and through April 2, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. BDO 's opinion in its report on our financial statements for the year ended December 31, 2001 and 2000, expressed substantial doubt with respect to our ability to continue as a going concern.

During the two most recent fiscal years and through April 2, 2003, we have not consulted with Marcum & Kliegman, LLP regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Marcum & Kliegman, LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.   any matter that was either subject of disagreement or event, as defined in
     Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in
     Item 304(a)(1)(iv)(A) of Regulation S-B.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers:

Name                 Age     Position
----                 ---     --------
Cedric Kushner       53      President & Chairman
James DiLoren        37      Secretary, Treasurer & Executive Vice President
Steven Ang           26      Consultant

Cedric Kushner, 53, became our President and a director on April
30, 2002. The Company's President has served as president of Cedric Kushner Boxing, Inc. ("CKB") and its predecessor companies since 1974. From 1974 to 1982, The Company's President was one of the premier rock `n' roll promoters in the United States. He promoted the likes of Steppenwolf, Fleetwood Mac, Bob Segar, Rod Stewart, Journey, Joni Mitchell and the Rolling Stones. Since 1982, The Company's President has steadily established himself as a respected promoter in the world of boxing. Currently, CKB promotes world champion and top contender boxers.

James DiLorenzo, 37, became our Executive Vice President, Secretary and Treasurer, as well as a director, on April 30, 2002. Mr. DiLorenzo joined CKB's predecessor in 1991 and became a partner in 1998. Mr. DiLorenzo has served as executive vice president, secretary and treasurer of CKB and its predecessor since 1999. Mr. DiLorenzo created the popular "Heavyweight Explosion" and "ThunderBox" series and is currently the head of all of CKB's media endeavors. Mr. DiLorenzo also manages CKB's international and domestic television distribution.

Steven Angel, 26, has been a director since January, 2000, and served as our Executive Vice President and Secretary from January 14, 2000 through April 30, 2002. Currently, Mr. Angel also serves as a consultant to the Company under an agreement, which is extended to May 31, 2003 on a month-to-month basis. From 1998 through 2000, Mr. Angel was the Vice President of Power Punch Promotions. From 1994 to 1998, Mr. Angel attended the University of Maryland, where he received a Bachelor of Science degree in marketing.

Code Of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports of beneficial ownership and changes in such ownership. Executive officers, directors and 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports that they file.

Steven Angel became a director and executive officer of the Company in January 2000. On May 10, 2002, Mr. Angel filed an Initial Statement of Beneficial Ownership of Securities on Form 3. Prior to this date however, it does not appear that Mr. Angel filed a statement on Form 3 concerning his ownership of Company stock, as required by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder. On May 1, 2001, Mr. Angel was granted a warrant to purchase 133,334 shares of our Common Stock. It does not appear that Mr. Angel filed a statement on Form 4 concerning his beneficial ownership of these shares, as required by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder. In each month from February through September 2001 and in January 2002, Mr. Angel was granted options to purchase 12,500 shares of our Common Stock. On June 13, 2002, Mr. Angel was granted options to purchase 37,500 shares of our Common Stock. It does not appear that Mr. Angel filed a statement on Form 4 concerning his beneficial ownership of these shares, as required by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder. Moreover, it does not appear that Mr. Angel filed a statement on Form 5 concerning his ownership of Company stock for fiscal year 2001, as required by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder.

Adam Goldberg became a director and executive officer of the Company in January 2000. It does not appear that Mr. Goldberg filed a statement on Form 3 concerning his ownership of Company stock, as required by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder. In February 2001, Mr. Goldberg was granted an option purchase 30,000 shares of our Common Stock. It does not appear that Mr. Goldberg filed a statement on Form 4 concerning his beneficial ownership of these shares, as required by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder. Moreover, it does not appear that Mr. Goldberg filed statements on Form 5 concerning his ownership of Company stock for fiscal year 2001, as required by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder.

In September 2001, Elliot Davis became the beneficial owner of more than ten percent of our Common Stock. It does not appear that Mr. Davis has filed a statement on Form 3 concerning his ownership of Company stock, as required by
Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder. In September 2002, Mr. Davis converted 17,500 shares of our Series A Preferred Stock into 175,000 shares of our Common Stock. It does not appear that Mr. Davis filed a statement on Form 4 concerning his beneficial ownership of these shares, as required by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder or a statement on Form 5 concerning his ownership of Company stock for fiscal year 2001, as required by Section 16(a) of the Exchange Act and the rules and regulations adopted thereunder. In addition, it does not appear that Mr. Davis has filed a statement on Schedule 13D, as required by Rule 13d-1a of the Exchange Act.

Except as described above, based upon a review of the Company's records, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation during each of the last three fiscal years to our Chief Executive Officer for each of those years and any officer who earned in excess of $100,000 in any of the last three fiscal years.

                                      Annual Compensation                   Long-Term Compensation

                                                                             Awards                         Payouts

 Name and                    Year      Salary        Bonus   Other Annual Restricted     Securities       LTIP Payout  All Other
Principal Position                                           Compensation Stock Awards   Underlying                    Compensation
                                                                                         Options/SARS
Cedric Kushner
  Chairman of the Board      2002         $127,000     -         -             -             -                -           -
  & President                2001         $165,000     -         -             -             -                -           -
                             2000         $165,000     -         -             -             -                -           -

Jim DiLorenzo
  Secretary, Treasurer       2002         $137,000     -         -             -             -                -           -
  & Executive Vice President 2001         $150,000     -         -             -             -                -           -
                             2000         $150,000     -         -             -             -                -           -

Adam Goldberg
                             2002             -        -         -             -             -                -           -
  Chairman of the Board      2001          $12,000     -         -          $9,300        $30,000 (2)         -           -
  & Chief Executive Officer  2000             -      $15,000     -          $1,500           -                -           -

Steve Angel
  Secretary                  2002          $87,000     -         -             -             -                -           -
  & Executive Vice President 2001          $84,000     -         -         $46,500       $283,000 (3)         -           -
                             2000          $45,000     -         -          $5,250           -                -           -

(1) Representing value of shares of restricted stock, at date of grant.

(2) Consists of 30,000 options to purchase Common Stock at an exercise price of $0.34 granted on or about February 15, 2001.

(3) Consists of a warrant to purchase 133,334 shares of Common Stock at an exercise price of $.45 per share granted on May 1, 2001, 112,500 options to purchase Common Stock granted during the period from February 2001 through January 2002 and options to purchase a total of 37,500 shares of Common Stock granted on June 13, 2002. The options have exercise prices ranging from $0.23 to $1.44

Compensation of Directors

The Company's directors are reimbursed for any out-of-pocket expenses incurred by them for attendance at meetings of the Board of Directors or committees thereof.

Stock Option Grants and Exercises

Adam Goldberg, who served as our Chairman and Chief Executive Officer until his resignation on April 30, 2002, was issued the following stock options by the
Company:

    o Pursuant to the Company's 1998 Incentive and Non-Qualified Stock Option Plan, on or about February 15, 2001, 30,000 options to purchase Common Stock at an exercise price of $0.34. These options vested immediately and expire in 7 years. The shares underlying these options are registered and contain a cashless exercise provision.

    o On April 24, 2002, 49,000 options to purchase Common Stock at an exercise price of $1.43. These options vest on February 21, 2003 and expire in 5 years. The shares underlying these options have a right of inclusion in Company registrations (subject to certain conditions) and contain a cashless exercise provision.

Steven Angel, who resigned as our Executive Vice President and Secretary on April 30, 2002, but who remains on our Board of Directors, was issued the following stock options by the Company:

    o Pursuant to the Company's 1998 Incentive and Non-Qualified Stock Option Plan, 12,500 options to purchase Common Stock each month during the period from February 2001 through October 2001, as well as January 2002, for a total of 112,500 options. The options have exercise prices ranging from $0.23 to $1.41, were vested immediately and expire in 7 years. The shares underlying the options are registered and contain a cashless exercise provision.

    o On April 24, 2002, 100,000 options to purchase Common Stock at an exercise price of $1.43. These options vest on February 21, 2003 and expire in 5 years. The shares underlying these options have a right of inclusion in Company registrations (subject to certain conditions) and contain a cashless exercise provision.

    o On June 13, 2002: fully-vested options to purchase 12,500 shares of Common Stock at an exercise price of $1.44 per share, expiring October 15, 2008; fully-vested options to purchase 12,500 shares of Common Stock at an exercise price of $1.16 per share, expiring November 21, 2008; and fully-vested options to purchase 12,500 shares of Common Stock at an exercise price of $1.02 per share, expiring December 15, 2008.

Option/SAR Grants in Last Fiscal Year

During the last completed fiscal year, ended December 31, 2002, the Company did not grant any stock options to any of the officers named in the Summary Compensation Table (item. 10). The Company also did not grant any stock appreciation rights (as defined in Item 402(a)(6)(i) of Regulation S-B under the Securities Act) during the last completed fiscal year, and has no stock appreciation rights outstanding.

During the last completed fiscal year, none of our executive officers exercised any options to acquire capital stock of the Company or any of its subsidiaries.

Long-Term Incentive Plans - Awards In Last Fiscal Year

Neither the Company nor any of its subsidiaries maintains any long-term incentive plans, as defined in Item 402(a)(6)(iii) of Regulation S-B under the Securities Act.

Employment Agreements

Steven Angel, a member of our Board of Directors, provides the Company with consulting services in connection with business development, management transition and other matters. The agreement provides that Mr. Angel shall receive a monthly fee of $7,000. The consulting agreement, which commenced on May 1, 2002, is currently extended on a month-to-month basis..

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock immediately after the CKB Merger, by:

    |X| each person known to beneficially own more than five percent of any class of the Company's voting stock;

    |X|   each director and executive officer of the Company; and

    |X|   all directors and executive officers as a group.



                                                        Amount and
                                                          Nature                Beneficial
Name and Address of Beneficial Owner,                   Beneficial              Ownership
as of December 31, 2002                                 Ownership               Percentage (1)
----------------------------------------------------------------------------------------------
 Directors and Officers
 Steven Angel                                              418,334       (3)       3.9%
     Cedric Kushner Promotions, Inc
     1414 Avenue of Americas, Suite 1402
     New York, New York 10019

 Cedric Kushner                                         17,342,715       (3)(7)   49.4%
     Cedric Kushner Promotions, Inc
     1414 Avenue of Americas, Suite 1402
     New York, New York 10019

 James DiLorenzo                                         3,616,540       (4)(7)   10.3%
     Cedric Kushner Promotions, Inc
     1414 Avenue of Americas, Suite 1402
     New York, New York 10019

                                                      --------------            --------------
 All Directors and officers as a Group (3 persons)      21,377,589       (5)      60.9%
                                                      --------------            --------------

 Other Shareholders
 Elliot Davis                                            2,766,666       (6)       7.9%
     c/o CSI
     7250 West Palmetto Park Road, Suite 106
     Boca Raton, Florida 33433-3439

Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the capital stock owned by them.

(1) For purposes of this table, "beneficial ownership" is determined in accordance with the Instructions to Item 403 of Regulation S-B under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days are deemed to be outstanding and beneficially owned by such person or persons but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Due to this method of computation and the fact that the number of shares of Common Stock issuable upon the exercise of outstanding options, warrants and preferred stock is large relative to the number of shares of Common Stock currently outstanding, the sum of these percentages exceeds 100%.

(2) Consists of 35,000 shares of Common Stock and vested options and warrants that are convertible into 283,334 shares of Common Stock.

(3) Consists of 13,493 shares of Common Stock and 339,788.66 shares of Series B Preferred Stock that are convertible into 16,989,433 shares of Common Stock.

(4) Consists of 59,962.71 shares of Series B Preferred Stock that are convertible into 2,998,135.5 shares of Common Stock and 2,792.21 shares of Series C Preferred Stock that are convertible into 279,221 shares of Common Stock (Mr. DiLorenzo owns an additional 2,792.21 shares of Series C Preferred Stock, but these may not be converted into Common Stock prior to April 29,
2005).

(5) As described in Notes 2 through 4, above, consists of an aggregate of 48,493 shares of Common Stock, vested options that are convertible into 283,334 shares of Common Stock, 399,751.37 shares of Series B Preferred Stock that are convertible into 19,987,568.5 shares of Common Stock, and 2,792.21 shares of Series C Preferred Stock that are convertible into 279,221 shares of Common Stock.

(6) Consists of 175,000 shares of Common Stock, warrants to purchase an aggregate of 1,375,000 shares of Common Stock and 117,500 shares of Series A Preferred Stock that are convertible into 1,175,000 shares of Common Stock.

(7) Consists of 400,000 shares of Series D Preferred, which does contain any conversion rights, but has the voting equivalent of 50 shares of Common Stock per share of Series D.


Related Party Transactions

The Company rented both its New York City and Southampton offices from the president of the Company on a month-to-month basis for the year ended December 31, 2002. Rent amounting to $ 120,000 was paid for these premises during the year ended December 31, 2002.

The Company utilized free office space owned by a stockholder during 2001. Rent for this space has been imputed at a monthly rate of approximately $2,500 per month and, accordingly, $30,000 has been included in additional paid-in capital for the years ended December 31, 2001. The Company's president and majority stockholder does not receive a salary for his services. As such, the Company has accrued an annual salary of $165,000 for the years ended December 31, 2001 and 2000 and, accordingly, has recorded this amount as additional paid-in capital.


Item 12. CERTAIN TRANSACTIONS

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

ITEM 14. CONTROLS AND PROCEDURES

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

CEDRIC KUSHNER PROMOTIONS, INC.





Date:  May 20, 2003            /s/ Cedric Kushner
                                    -------------------------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 20, 2003              /s/ James DiLorenzo
                                    --------------------------------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Cedric Kushner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cedric Kushner Promotions, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003





                      /s/ Cedric Kushner
                      ------------------------------------
                      Cedric Kushner
                      Chairman of the Board, President and
                      Chief Executive Officer
                      (Principal Executive Officer)

CERTIFICATIONS

I, James DiLorenzo, certify that:

1. I have reviewed this annual report on Form 10-KSB Cedric Kushner Promotions, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003




                  /s/ James Dilorenzo
                  --------------------------------------------
                  James DiLorenzo
                  Executive Vice President
                  (Principal Financial and Accounting Officer)