Form 10KSB/A
period 2002-12-31
CEDRIC KUSHNER PROMOTIONS INC
filed 2003-05-23
CIK 1064539

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


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


As of May 21 2003, there were 10,648,707 shares of the registrant's common stock outstanding.

PRELIMINARY NOTE:

On May 20, 2003, Cedric Kushner Promotions, Inc. (the "Company") filed its form 10-KSB for the period ended December 31, 2002 with the Securities and Exchange Commission. Prior to making its filing, the Company had been in communication with its current and former independent certified public accountants, Marcum & Kliegman LLP ("Marcum") and BDO Seidman, LLP ("BDO"), in order to complete the required audit of its financial statements and to obtain the consents of said accountants in connection with the filing. During this process, the Company received comments and changes with respect to the filing from Marcum and BDO, which comments and changes were to be addressed and included in the Form 10-KSB, and which were required to be made in order to obtain the accountants' consent to the filing of the Form 10-KSB and to the inclusion of their reports therein.

Thereafter, on May 21, 2003, the Company was notified by both Marcum and BDO that certain of the requested comments and changes that they had provided to the Company were not included in the filing that was made. In addition, the accountants have also notified the Company that they had not rendered their consent with respect to said filing, and that the inclusion of their reports with respect to the Company's financial statements was not authorized by them.

In light of the foregoing, the Company undertook a review of the events surrounding the filing, and has concluded that the filing was made without the authority and consent of the accountants. In addition, the Company has concluded that, in accordance with its filing and other disclosure obligations under the Securities Exchange Act of 1934, it was in the best interest of all parties concerned to prepare and file this Form 10-KSB/A which omits the auditor's reports and consents contained in the original Form 10-KSB filed on May 20, 2003.

This amended Form 10-KSB/A is being filed without the reports or consents of the Company's independent certified public accountants with respect to the Company's financial statements. Further, the Company is aggressively seeking to have the amended report reviewed by the accountants and to have the accountants provide any additional comments required to complete their reports and to deliver their consents in connection with the filing.

The Company intends to file a further amended report to rectify the filing, which report will include the reports and consents of appropriate independent certified public accountants with respect to the Company's financial statements, at the earliest practicable date.

                         CEDRIC KUSHNER PROMOTIONS, INC.
                                   FORM 10-KSB
                                      INDEX






                                                                                              PAGE
                                                                                              ----
PART I
  Item 1.      Description of Business..........................................               3
  Item 2.      Description of Property..........................................               5
  Item 3.      Legal Proceedings................................................               5
  Item 4.      Submission of Matters to a Vote of Security Holders..............               6

PART II
  Item 5.      Market for Common Equity and Related Stockholder Matters.........               7
  Item 6.      Management's Discussion and Analysis.............................               9
  Item 7.      Financial Statements.............................................               F1
  Item 8.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.........................................               13

PART III
  Item 9.      Directors and Executive Officers; Compliance
               with Section 16(a)...............................................               14
  Item 10.     Executive Compensation......................................                    15
  Item 11.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.......................               17
  Item 12.     Certain Relationships and Related Transactions...................               18
  Item 13.     Exhibits, List and reports on Form 8-K...........................               20
  Item 14.     Controls and Procedures..........................................               21




SIGNATURES......................................................................               23

CERTIFICATIONS OF CEO AND CFO...................................................               24

EXHIBITS........................................................................               26


                                     PART I

Item 1   DESCRIPTION OF BUSINESS


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


At May 21, 2003, we employed 6 full-time employees and 6 part-time/consultant employees. None of these employees is subject to a collective bargaining agreement, and there is no union representation within our company. We maintain various employee benefit plans and believe our employee relations are good.


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

BUSINESS GROWTH STRATEGY

The Registrant's growth plan focuses on the following strategies:

X Expanding our core boxing business, both domestically and internationally by:


X Signing, developing and acquiring new boxing talent that can achieve marquee or star status and become premium cable and PPV attractions; Increasing the sales of media rights, site rights, and sponsorship for existing boxing series; focusing efforts on the Spanish-speaking marketplace with programming and live events through a partnership with a Spanish-language media group; Acquiring other boxing promotional companies in an effort to increase market share; extending our core-boxing brand into boxing-related merchandising through licensing arrangements with established merchandisers; creating and distributing other boxing driven content; Acquiring boxing video libraries,

|X|Developing our presence in other entertainment and sports-driven categories (not related to boxing) under the Big Content division by developing a digital channel and ancillary products in the areas of merchandising consulting services and non-boxing driven properties; Consideration of corporate acquisitions of companies in the sports marketing, management (athletes, entertainers, and television production); and Rights-generating businesses (other event-driven sport/entertainment products).

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



Market For Securities

Our common stock has been quoted on the Over the Counter Bulletin Board since March 16, 1999 and currently trades under the symbol "CKHP". The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by Nasdaq:

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
                                                                                                             (a) and (c)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Stock option plans approved by our shareholder              166,832                      $0.83                          -

Stock option plans not approved by our shareholder          149,000                       1.43                          N/A






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


Video and television libraries acquired through the Big Content acquisition are amortized over a useful life of up to 10 years using the straight-line method. Amortization of intangible assets was approximately $572,000 and none for the years ended December 31, 2002 and 2001, respectively.

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

The following is a breakdown of revenues by product or type:


                                                      % of total     2001      % of total      2002
                                                      - -- -----     ----      - -- -----      ----
REVENUES
   Boxing promotions                                  $13,678,363     88%       $16,886,129     100%
   Media                                                              12%                         0%
                                                        1,817,670                         -

                                                      ---------------         ----------------

TOTAL REVENUES                                        $15,496,033    100%       $16,886,129     100%


                                                      ---------------         ----------------

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


Amortization and depreciation expenses increased by approximately $270,800 to $682,000 for the twelve months ended December 31, 2002, from approximately $412,000 for the twelve months ended December 31, 2001. Amortization expense comprised of approximately $60,000 in signing bonus amortization in 2002, compared to approximately $368,600 in 2001, and $572,400 in intangible asset amortization in 2002, compared to none in the prior year.


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


Net cash provided by investing activities was $463,000 in 2002, compared to net cash used in investing activities of approximately $1,169,000 in 2001. Net cash provided by investing activities was $463,000 in 2002, compared to net cash used in investing activities of approximately $1,169,000 in 2001, a difference of approximately $1,632,000. The net cash used by investing activities of the Company in 2001 is primarily comprised of the following: prepaid merger costs, signing bonuses and advances to Big Content, a related party, in the amounts of approximately $258,000, $262,000 and $556,000, respectively. The net cash provided by the investing activities of the Company in 2002 is primarily the result of the impairment of the acquired media assets and goodwill in the amount of approximately $2,23,000 reduced by the following: purchase of property and equipment, purchase acquisitions, decrease in litigation settlement reserve in the amounts of approximately $101,000, $1,526,000 and $760,000, respectively.


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

Consolidated Statements of Operations - For the Years Ended
    December 31, 2002 and 2001     .............................................         F-4

Consolidated Statements of Stockholders' Deficiency - For the Years
    Ended December 31, 2002 and 2001............................................         F-5

Consolidated Statements of Cash Flows - For the Years Ended
    December 31, 2002 and 2001     .............................................         F-8

Notes to Consolidated Financial Statements......................................         F-10

     As per the Preliminary Note, the independent auditors reports have been intentionally deleted.

     As per the Preliminary Note, the independent auditors reports have been intentionally deleted.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             As of December 31,2002

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                                                                Page 1 of 3

                                         Preferred Stock  Preferred Stock   Preferred Stock
                                           Series A           Series B          Series C       Preferred Stock
                                           Convertible       Convertible     Convertible          Series D
                                         Shares  Amount    Shares   Amount   Shares  Amount   Shares     Amount

           Balance, December 31, 2000       -      $0         -        $0        -      $0        -        $0

 Accrued officer's compensation and rent    -       -         -         -        -      -         -         -
 Warrants issued in connection with debt    -       -         -         -        -      -         -         -
 Net income                                 -       -         -         -        -      -         -         -

           Balance, December 31, 2001       -      $0         -        $0        -      $0        -         $0

 Acquisition of Big Content                 -       -         -         -        -      -         -          -
 Reverse acquisition of Zenascent     135,000   1,350   399,752     3,998   27,923    279         -          -
 Amortization of debt discount              -       -         -         -        -      -         -          -
 Conversion of debt to common stock         -       -         -         -        -      -         -          -
 Conversion of debt to common stock
  to be issued                              -       -         -         -        -      -         -          -
 Interest charge assessed with a change
  in terms of warrants originally
  issued with convertible debt              -       -         -         -        -      -         -          -
 Exercise of stock options                  -       -         -         -        -      -         -          -
 Issuance of common stock to consultant
  for services                              -       -         -         -        -      -         -          -
 Warrants issued for compensation to an
  employee                                  -       -         -         -        -      -         -          -
 Issuance of common stock to consultant
  for services                              -       -         -         -        -      -         -          -
 Stock issued in connection of the
  purchase of Big Content                   -       -         -         -        -      -         -          -
 Conversion of debt to common stock         -       -         -         -        -      -         -          -
 Conversion of preferred stock to
  common stock                        (17,500)   (175)        -         -        -      -         -          -
 Issuance of warrants with debt             -       -         -         -        -      -         -          -
 Common stock issued for interest on
  debt                                      -       -         -         -        -      -         -          -
 Common stock to be issued                  -       -         -         -        -      -         -          -
 Issuance of common stock for
  professional services                     -       -         -         -        -      -         -          -
 Warrant issued with convertible debt       -       -         -         -        -      -         -          -
 Treasury Shares previously cancelled       -       -         -         -        -      -         -          -
 Common stock to be issued in connection
  with debt                                 -       -         -         -        -      -         -          -
 Common stock to be issued in connection
  with the purchase of boxer's Exclusive
  Promotional Agreement                     -       -         -         -        -      -         -          -
 Correction to shares issued                -       -         -         -        -      -         -          -
 Issuance of preferred Series D             -       -         -         -        -      -   399,751      3,998
 Accrued dividends on preferred stock
  - Series A convertible                    -       -         -         -        -      -         -          -
 Net loss                                   -       -         -         -        -      -         -          -
------------------------------------------------------------------------------------------------------------------
        Balance, December 31, 2002    117,500  $1,175   399,752   $3,998   27,923  $ 279    399,751     $3,998
------------------------------------------------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.
                                      F-5

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                                                                                               Page 2 of 3

                                            Common Stock      Common Stock           Common Stock
                                              Class A         $.01 Par Value         to be issued
                                            Shares  Amount    Shares   Amount      Shares     Amount

           Balance, December 31, 2000          -        $0     1,000       $10           -             $0

 Accrued officer's compensation and rent       -         -         -         -           -              -
 Warrants issued in connection with debt       -         -         -         -           -              -
 Net income                                    -         -         -         -           -              -

           Balance, December 31, 2001          - $       0     1,000    $   10           -    $         0

 Acquisition of Big Content                    -         -         -         -           -              -
 Reverse acquisition of Zenascent     10,009,014   100,090    (1,000)      (10)          -              -
 Amortization of debt discount                 -         -         -         -           -              -
 Conversion of debt to common stock      569,027     5,690         -         -     459,831        468,026
 Conversion of debt to common stock
 to be issued                                  -         -         -         -           -              -
 Interest charge assessed with a change
  in terms of warrants issued
  with convertible debt                   21,356       214         -         -   2,631,580      3,236,843
  Exercise of stock options                    -         -         -         -           -              -
 Issuance of common stock to consultant
  for services                                 -         -         -         -     300,000        300,000
 Warrants issued for compensation to an
  employee                                     -         -         -         -     236,250        236,250
 Issuance of common stock to consultant
  for services                            63,750       638         -         -           -              -
 Stock issued in connection of the
  purchase of Big Content                 40,811       408         -         -           -              -
 Conversion of debt to common stock      175,000     1,750         -         -           -              -
 Conversion of preferred stock to
  common stock                            10,000       100         -         -           -              -
 Issuance of warrants with debt                -         -         -         -     169,000        114,300
 Common stock issued for interest on
  debt                                         -         -         -         -           -              -
 Common stock to be issued                 5,000        50         -         -           -              -
 Issuance of common stock for
  professional services                        -         -         -         -           -              -
 Warrant issued with convertible debt   (125,000)   (1,250)        -         -           -              -
 Treasury Shares previously cancelled          -         -         -         -           -              -
 Common stock to be issued in connection
  with debt                                    -         -         -         -     400,000        362,121
 Common stock to be issued in connection
  with the purchase of boxer's Exclusive
  Promotional Agreement                        -         -         -         -   1,500,000      1,065,000
 Correction to shares issued                   -         -         -         -           -              -
 Issuance of preferred Series D               33         -         -         -           -              -
 Accrued dividends on preferred stock
  - Series A convertible                       -         -         -         -           -              -
 Net loss                                      -         -         -         -           -              -
---------------------------------------------------------------------------------------------------------
         Balance, December 31, 2002   10,768,991  $107,690         -      $  0   5,696,661    $ 5,782,540
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                                                Additional                 Deferred    Deferred                        Total
                                                Paid in      Accumulated   Consulting  Signing      Treasury        Stockholders'
                                                Capital      Deficit       Fees        Bonuses      Stock (at cost)    equity

           Balance, December 31, 2000  $ 3,997,864  ($6,754,726)  $         -    $      0            571  $       0    ($2,756,862)

 Accrued officer's compensation and rent   195,000            -             -           -              -          -        195,000
 Warrants issued in connection with debt   595,000            -             -           -              -          -        595,000
 Net income                                 83,489            -             -           -              -          -         83,489

           Balance, December 31, 2001  $ 4,787,864  ($6,671,237)  $         -    $      0            571  $       0    ($1,883,373)

 Acquisition of Big Content              4,079,699            -             -           -            (30)         -      4,079,699
 Reverse acquisition of Zenascent       (2,648,307)           -             -           -        293,960   (251,848)    (2,794,438)
 Amortization of debt discount             894,500            -             -           -              -          -        894,500
 Conversion of debt to common stock        537,707            -             -           -              -          -        543,397
 Conversion of debt to common stock
  to be issued                              (9,261)           -             -           -              -          -        458,765
 Interest charge assessed with a change
  in terms of warrants originally
  issued with convertible debt             125,339            -             -           -              -          -        125,339
  Exercise of stock options                   (214)           -             -           -              -          -              -
 Issuance of common stock to consultant
  for services                                   -            -    (2,562,502)          -              -          -        674,341
 Warrants issued for compensation to an
  employee                                 397,500            -             -           -              -          -        397,500
 Issuance of common stock to consultant
  for services                                   -            -      (207,740)          -              -          -         92,260
 Stock issued in connection of the
  purchase of Big Content                   63,112            -             -           -              -          -        300,000
 Conversion of debt to common stock         39,592            -             -           -              -          -         40,000
 Conversion of preferred stock to
  common stock                              (1,575)           -             -           -              -          -              -
 Issuance of warrants with debt             90,098            -             -           -              -          -         90,098
 Common stock issued for interest on
  debt                                       9,900            -             -           -              -          -         10,000
 Common stock to be issued                       -            -             -           -              -          -        114,300
 Issuance of common stock for
  professional services                      4,950            -             -           -              -          -          5,000
 Warrant issued with convertible debt      213,500            -             -           -              -          -        213,500
 Treasury Shares previously cancelled      (49,300)           -             -           -       (175,000)    50,550              -
 Common stock to be issued in connection
  with debt                                      -            -             -           -              -          -        362,121
 Common stock to be issued in connection
  with the purchase of boxer's Exclusive
  Promotional Agreement                          -            -             -  (1,035,417)             -          -         29,583
 Correction to shares issued                     -            -             -           -            784          -              -
 Issuance of preferred Series D             (3,998)           -             -           -              -          -              -
 Accrued dividends on preferred stock
  - Series A convertible                         -      (30,994)            -           -              -          -        (30,994)
 Net loss                                        -  (11,245,015)            -           -              -          -    (11,245,015)
------------------------------------------------------------------------------------------------------------------------------------
           Balance, December 31, 2002    8,531,107 ($17,947,246)  $(2,770,241)($1,035,417)       120,284  ($201,298)   ($7,523,416)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      2002                  2001

                                                                              ------------------   -------------------


 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                               (11,245,015)               83,489
    Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:

         Depreciation and amortization
                                                                                        331,034               411,907
         Amortization of intangible assets
                                                                                        322,667                     -
         Amortization of deferred finance cost
                                                                                         82,691                     -
         Loss on disposals of fixed assets
                                                                                        247,705                     -
         Convertible debt interest converted to common stock
                                                                                         41,517                     -
         Provision for (write off of) losses on accounts receivable
                                                                                         (1,387)               21,387
         Non-cash officer's compensation and rent
                                                                                        265,000               195,000
         Non-employee stock compensation and rent
                                                                                        421,865                     -
         Amortization of debt discount
                                                                                        890,625                72,343
         Non-cash financing cost
                                                                                        166,854
         Accounts receivable
                                                                                        651,930              (491,922)
            Miscellaneous receivables and other current assets
                                                                                        412,232              (402,908)
         Increase (decrease) in operating liabilities:
            Accounts payable and accrued expenses
                                                                                      2,691,890               375,071
            Reserve for litigation settlements
                                                                                              -                     -
            Deferred revenues/Customer advances
                                                                                       (295,873)              112,692

                                                                              ------------------   -------------------


NET CASH PROVIDED BY (USED IN) OPERATING  ACTIVITIES                                 (5,016,265)              377,059

                                                                              ------------------   -------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
    Purchase of property and equipment                                                 (101,462)              (30,176)

    Purchase acquisitions, net of cash acquired                                      (1,526,239)

    Impairment of acquired media assets and goodwill                                  2,922,660

    Prepaid merger costs                                                                      -              (257,812)

    Decrease in litigation settlement reserve                                          (759,800)

    Expenditures for signing bonuses                                                    (72,137)             (262,000)

    Advances to related party                                                                                (556,084)

    Other                                                                                                     (62,500)

                                                                              ------------------   -------------------



NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     463,022            (1,168,572)

                                                                              ------------------   -------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from stockholder                                                         1,035,627               141,658

    Proceeds from additional paid-in capital                                          2,083,099

    Deferred financing costs                                                                  -                     -

    Proceeds from loans payable                                                         513,303               361,500

    Repayment of loans payable                                                        1,376,300               (25,000)

    Proceeds from convertible debt notes payable                                       (931,000)              595,000

    Repayment of convertible debt                                                        27,541

    Proceeds from long-term debt                                                        895,500               135,500

    Repayment of long-term debt                                                        (509,546)             (347,493)

                                                                              ------------------   -------------------


NET CASH PROVIDED BY (USED IN) FINANCING          ACTIVITIES                          4,490,824               861,165

                                                                              ------------------   -------------------


 NET INCREASE (DECREASE) IN CASH                                                        (62,419)
                                                                                                               69,652

CASH, BEGINNING OF YEAR                                                                  62,419                (7,233)


                                                                              ------------------   -------------------


CASH, END OF YEAR                                                                             0                62,419

                                                                              ------------------   -------------------



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

Note 1.  Description of Business

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

On April 30, 2002 the Company consummated its Agreement and Plan of Merger with Zenascent, Inc., Cedric Kushner Boxing, Inc. ("CKB"), and the stockholders of Cedric Kushner Boxing, Inc. As a result of this merger, CKB became a wholly owned subsidiary of the Company. As consideration for the merger, Zenascent issued to CKB's stockholders a warrant to purchase 1,000,000 shares of Zenascent common stock, a consulting agreement, 399,752 shares of Zenascent Series B Preferred Stock, convertible into approximately 39,975,200 shares of Zenascent Common Stock and 27,923 shares of Zenascent Series C Preferred Stock, convertible into approximately 2,792,300 shares of Zenascent Common Stock. The holders of shares of Series B Preferred Stock and Series C Preferred Stock are entitled to 100 votes per share of Preferred Stock. CKB's stockholders have voting control of Zenascent and therefore the merger was accounted for as a reverse merger.. The acquisition of Zenascent has been recorded based on the fair value of Zenascent's net liabilities, which amounted to approximately $993,000. The reverse acquisition was accounted for as a recapitalization and the stockholders' equity was retroactively restated to January 1, 2001. The financial statements are those of Cedric Kushner Promotions, Inc. prior to the date of the merger.


Note 2.  Summary of Significant Accounting Policies

Principles Of Consolidation

The consolidated financial statements include the accounts of Cedric Kushner Promotions, Inc. and all of its wholly owned subsidiaries including Big Content as of March 15, 2002 and Cedric Kushner Boxing, Inc. as of April 30, 2002 (See Note 4. ) (collectively, the
"Company"). All intercompany accounts and transactions are eliminated in consolidation.

Cash

The Company had cash balances at various times during the year in excess of the maximum amount insured by the Federal Deposit Insurance Corporation in various banks. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Accounts Receivable

The Company's accounts receivables are subject to the Company's credit evaluation process, monitoring procedures and reasonably short collection terms. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Credit losses have been within management's expectations.

                                       F9

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

                  CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies, continued:
Revenue Recognition, continued

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

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

Video and television libraries acquired through the Big Content acquisition (See
Note 4. ) are amortized over the estimated useful life of 10 years utilizing the greater of the income forecast method of the straight-line method. Amortization of intangible assets was approximately $572,000 and none for the years ended December 31, 2002 and 2001 respectively.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $52,000 and $37,000 for the years ended December 31, 2002 and 2001, respectively.

Income Taxes
The Company utilizes the asset and liability method to account for income taxes whereby deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to temporary differences between the financial reporting basis of existing assets and liabilities and their respective tax losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered and settled.

                  CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies, continued:

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

Business Segment

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of A Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in two segments, boxing and media. The Company's customers and operations are located throughout North America, Europe and Africa.

Recently Issued Accounting Pronouncements

SFAS No. 141 - In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.
SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassifies, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The adoption of SFAS 141 did not have a significant impact on the Company's consolidated financial position or results of operations.

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

An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 was required to be applied in 2002 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations. The Company's adoption of SFAS 142 did not have a significant impact on its consolidated financial position and results of operations.(See Note 8. )

                  CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies, continued:
Recently Issued Accounting Pronouncements, continued:

SFAS No. 144 - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", and amends Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 was effective in 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" primarily provides guidance for reporting gains and losses from extinguishments of debt and sale-leaseback transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after May 15, 2002 with early adoption encouraged. . The adoption of SFAS 145 did not have a significant impact on the Company consolidated financial position or results of operations.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51." This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003. The Company does not expect the adoption of FIN No. 46 to have a significant impact on its consolidated financial position or results of operations.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies, continued:
Recently Issued Accounting Pronouncements, continued:

Stock Options and Warrants and Similar Equity Instruments

At December 31, 2002, the Company had two stock-based employee compensation plans, which are more fully described in Note 13. . As permitted under SFAS 148, the Company has elected to continue to follow the intrinsic value method of accounting for its stock-based employee compensation arrangements as defined by APB 25 and related interpretations including "Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation", and interpretation of APB No. 25. No stock based cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of the grant.

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

Basic and diluted net (loss) income per
 share as reported                                         $(1.08)               $.01
                                                    ==============         ============

Basic and diluted pro forma net (loss)
 income per share                                          $(1.09)              $(.01)
                                                                           ============

The fair value of the options at the date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                    2002             2001
                                    ----------------------

Expected life (years)                5               7

Interest rate                        3%            5.5%

Annual rate of dividends             0%              0%

Volatility                          50%             50%

The weighted average fair value of the options at the date of grant using the fair value based method during 2002 and 2001 is estimated at $.67 and $.97, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies, continued:

Earning (loss) per share

Basic earnings (loss) per share is computed based by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflects the amount of earnings available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants. In accordance with Emerging Issues Task Force Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share", the Company's participating convertible securities, including the Class A, B, C and D Series Preferred Stock are not included in the computation of basic or diluted earnings per share since they are antidilutive.

Options and warrants to purchase approximately 6,273,000 and 6,981,000 shares of common stock were outstanding at December 31, 2002 and 2001, respectively, bur were not included in the computation of diluted earnings (loss) per share due to the options and warrants being antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.


Note 3.  Going Concern

The Company incurred a net loss of approximately $11,245,000 during the year ended December 31, 2002. In addition, the Company has a working capital deficiency of approximately $8,046,000, and a stockholders' deficiency of approximately $7,523,000 at December 31, 2002 that raises substantial doubt about the Company's ability to continue as a going concern.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Business Acquisitions

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

Costs related to effecting the merger, primarily professional fees, totaled approximately $681,000. Those costs have been expensed for the excess of the costs over the cash acquired as part of the merger.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Business Acquisitions, continued:

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


Note 5.  Prepaid Signing Bonuses

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


Note 6.  Property And Equipment, Net

Property and equipment, net, consisted of the following at December 31, 2002:

                                                                                 Useful Lives
                                                  -----------------------  -----------------------------
Office equipment                                                 $23,291            5-7 years
Furniture and fixtures                                            49,705            5-7 years
Automobile                                                        51,726             5 years
Set and ring costs                                                67,514             5 years
Website development costs                                         55,000             3 years
                                                  -----------------------
                                    $247,236
Less accumulated depreciation and amortization                  (156,784)
                                                  -----------------------
Property and Equipment, Net                                      $90,452
                                                  =======================

Depreciation and amortization expense of property and equipment was approximately $50,000 and $43,000 for the years ended December 31, 2002 and 2001, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7.    Intangible Assets, Net of Accumulated Amortization

     In accordance with SFAS No. 142 the Company determined that there was impairment to accordance with SFAS No. 142, the Company performed an impairment testing of their gboth their goodwill and other intangible assets. In this testing resulted in the determination that the carrying amount of the Companoodwill and intangible assets at December 31, 2002, related to it's acquisition of Big Content exceeded it's fair value. Accordingly, ty's goodwill and intangible assets that primarily fourth quarter of 2002, of $ 1,818,000 on its intangible assets and $ 1,104,600 on ithe Company recorded an impairment charge, in the s goodwill. The changes in the carrying amount of Goodwill and Intangible assets during the year ended December 31, 2002 were as follows:

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

Fourth Quarter 2002 Adjustment
As discussed in the previous paragraph and in accordance with FAS 142, the Company recorded a fourth quarter adjustment in 2002 of $1,818,000 to recognize the decline in value of the Company's intangible assets.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Goodwill

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
                                        =====================================================================


Fourth Quarter 2002 Adjustment

As discussed in the Note 7 and in accordance with FAS No. 142, the Company recorded a fourth quarter adjustment in 2002 of $1,104,600 to recognize the decline in value of the Company's goodwill.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9.   Segment Data

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

The Company's reportable segments are strategic business units that offer different outputs. The following tables present information about the Company's business segments for the years ended December 31, 2002 and December 31,2001:


                                                                        Years Ended
                                                                        December 31, 2002          December 31, 2001
                                                                        -------------------------  ----------------------
Revenues:
 Boxing                                                                 $13,678,363                $16,886,129
 Media                                                                    1,817,670                          0
     Total                                                              $15,496,033                $16,886,129

Operating Income/Loss(-)
 Boxing                                                                 ($3,760,277)                 ($933,777)
 Media                                                                   (4,602,381)                         0
     Total                                                              ($8,362,658)                 ($933,777)
                                                                        -------------------------  ----------------------

Total Assets
 Boxing                                                                    $216,405
 Media                                                                    3,699,275
                                                                        -------------------------
     Total                                                               $3,855,973
                                                                        -------------------------




Reconciliation of reportable segment
amounts to the Company's consolidated balances

                                                                        Years Ended
                                                          December 31, 2002   December 31, 2001
                                                          -----------------   -----------------
Operating Income/Loss(-) ..................................   ($ 8,362,658)   ($   933,777)
   Litigation revenue,  net of related expenses of $734,000           --         1,266,359
   Other income ...........................................         17,040          11,190
   Interest expense .......................................     (1,141,420)
   Financing costs paid in stocks and warrants ............     (1,496,557)
   Loss on disposal of property and equipment .............       (247,705)
   Interest income ........................................         11,285        (260,283)
   Other expenses .........................................        (25,000)

                                                              ------------    ------------

     Total ................................................   ($11,245,015)   $     83,489
                                                              ------------    ------------



Foreign revenue disclosure
The Company had revenues from foreign sources in the amounts of $1,562,000 and $1,610,000 for the years ended December 31, 2002 and 2001, respectively. This foreign source revenue accounted for 10.1% and 9.5% for the years ended December 31, 2002 and 2001, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.   Notes And Loans Payable

The Company's debt consisted of the following at December 31, 2002:

Line of Credit.

The Company had a line of credit with a bank on which it defaulted. Interest was payable at an interest rate of 8.5% per annum. The credit line was secured by accounts receivable, the Company's contracts with boxers and personally guaranteed by officers of the Company, which included a mortgage against real estate owned by the President of the Company. Pursuant to an agreement with the bank dated February 20, 2003 (See Note 21. ) the Company paid down the balance by $ 231,665 and agreed to a payment schedule for the remaining balance of $ 48,172. The balance on this line of credit at December 31, 2002 amounted to $ 250,770.

Notes Payable

The Company had a $200,000 credit line through a bank. During 2001, the line of credit expired and the bank converted the outstanding amount to a note payable. The note is payable in 36 monthly principal payments of $5,549, plus 6% interest per annum. The note is secured by assets of the Company and personally guaranteed by certain stockholder's of the Company. Furthermore, the President of the Company was required to subordinate $ 578,735 of his loans to the Company. The balance on this note at December 31, 2002 amounted to $ 127,683

On March 15, 2002, the Company acquired all of the outstanding stock of Big Content (See Note 4. ). As part of the consideration for the acquisition, the Company issued a promissory note for $1,000,000 to the sellers. The note bears interest at 10% per annum and is payable interest only, monthly, beginning April 1, 2002. The note will mature on March 14, 2012. The balance on this note at December 31, 2002 amounted to $ 1,000,000.

Note payable in connection with the settlement of Buster Mathis, Jr. v. Cedric Kushner et al., (See Note 20. ) The original principal amount of the note was $ 550,000 with interest at a rate of 2.9%. The balance on this note at December 31, 2002 amounted to $ 525,000.

Note payable in connection with the settlement of Shane D. Mosley, Sr. v. Cedric Kushner Promotions, Ltd, (See Note 20. ) The original principal amount of the note was $ 660,359 with interest at a rate of 10%. The note was originally due on February 28, 2003, and is now in default. The balance on this note at December 31, 2002 amounted to $ 610,359.

Note payable in connection with the judgment against the Company by Zomba Recording Corporation (See Note 20. ). The note is secured by assets of the Company, an apartment owned by the president of the Company, and it is also personally guaranteed by the President. Principal is payable monthly at $25,000 per month plus interest at the prime rate as reported by the bank on the first day of each calendar quarter which was 5.5 % at December 31, 2002. This note matures on September 30, 2003. The balance on this note at December 31, 2002 amounted to $266,874.

Note payable in the original principal amount of $150,000 with interest at a rate of 24.99 %. The note matured on December 19, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $150,000

Note payable in the original principal amount of $125,000 with interest at a rate of 24.99 %. The note matured on December 19, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $125,000

Note payable in the original principal amount of $25,000 with interest at a rate of 15 %. The note matured on December 3, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $25,000.

Note payable in the original principal amount of $25,000 with interest at a rate of 24.99 %. The note matured on December 30, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $25,000.

Note payable in the original principal amount of $25,000 with interest at a rate of 24.99 %. The note matured on December 30, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $25,000.

Note payable in the original principal amount of $40,000 with interest at a rate of 24.99 %. The note matures on March 5, 2003 when principal and unpaid interest are due. The balance on this note at December 31, 2002 amounted to $40,000.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.   Notes And Loans Payable, continued:

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
                                            ======================


Note 11.   Notes Payable Due To Stockholders

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

Note Payable due to the President of the Company dated November 21, 2002, bearing interest at 7 % per annum. Interest and principal on this note is due on November 20, 2005. Interest expense recorded for the year ended December 31, 2002 amounted to $ 1,162. The balance on this loan as of December 31, 2002 was $95,000.

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

The president of the Company has subordinated $ 578,735 of his loans to a bank. (See Note 11)

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.   Notes Payable Due To Stockholders, continued:

Note Payable due to an officer of the Company dated December 20, 2002, bearing interest at 7 % per annum. Interest and principal on this note was due on December 31, 2002. The balance on this loan as of December 31, 2002 was $100,000.

Note Payable to stockholder in connection with consulting agreement for Big Content acquisition (See Note 4. ) dated March 15, 2002, bearing interest at 15 %. Principal and interest on this note are paid weekly in the amount of $ 5,000 per week. through March 15, 2012. The balance on this note as of December 31, 2002 was $1,273,087.

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

Scheduled maturities for each of the years ending December 31 and shareholders' notes and loan payable at December 31, 2002 are as follows:



Current maturities                               234,461
               2004                               93,022
               2005                            1,080,884
               2006                              117,350
               2007                              136,313
               2008                              161,622
Thereafter                                       591,792
                                   ----------------------
                                               2,415,444
                                   ======================

Total shareholders notes
 and loans payable                             2,415,444

Less: Current portion                             234,461
                                   ----------------------
Long-term portion                              2,180,983
                                   ======================


Note 12.   Convertible Debt

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


                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Stockholders' Deficiency

Common Stock

The Company had two classes of common stock authorized at December 31, 2002

Class A

The Company had 15,000,000 shares of its Class A, $ .01 common stock authorized of which 10,768,991 were issued and outstanding as of December 31, 2002.

The Company issued its Class A common stock during the year ended December 31, 2002 as follows:

On April 30, 2002, 10,009,047 shares were issued in connection with the reverse merger transaction with Zenascent (See Note 4. )

In May 2002, an officer of the Company exercised options and was issued 21,356 shares of stock.

During the year ended December 31, 2002 the Company issued 609,838 shares of common stock in connection with the conversion of $583,797 of the Company's debt.

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

At December 31, 2002, the Company had commitments to issue 5,460,411 of its Class A common stock, for various transactions but had not completed the issuances by December 31, 2002. .(See Note 16. )

Class B

The Company had 5,000,000 shares of its Class B, $ .01 common stock authorized of which none were issued and outstanding as of December 31, 2002.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Stockholders' Deficiency, continued

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13.   Stockholders' Deficiency, continued:

Warrant activity and weighted average exercise prices for the years ended December 31, 2002 and 2001 were as follows:


                                                                                Number                         Weighted Average
                                                                               of Shares                         Exercise Price

Outstanding, January 1, 2001                                                             0                                    0

Outstanding, January 1, 2002                                                             0                                    0

Warrants outstanding in connection to the reverse merge with Zenascent           6,796,822                                $3.70
                                                                                                                            .62
Issued in connection with the merger of Big Content                                500,000
                                                                                                                            .50
Issued in connection with convertible debt                                       1,342,750
                                                                                                                            .50
Issued to employee in connection with employment agreement                       1,000,000
                                                                                                                           1.00
Issued in connection with accrued interest on debt                                  10,000
                                                                                                                           1.15
Issued in connection with investment advisory services                             108,940

Expired                                                                        (3,837,026)                               (5.92)

Outstanding, December 31, 2002                                                   5,921,486                                  .76



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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Stockholders' Deficiency, continued:

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Stockholders' Deficiency, continued:
Common Stock Options, continued

If the Company had determined compensation cost for stock options granted, based on the fair value at the grant date and consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have increased. Since, however, the Company had granted no stock options in 2001 and 2002, the Company's loss per share would have remained at $0.27 per share for 2002 and $1.01 per share for 2001.

The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years due to the various vesting schedules.


Note 14.   Income Taxes

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

Note 15.    Commitments and Contingencies

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.     Commitments and Contingencies, continued
David Tua Agreement, continued

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


Note 16. - Employment Agreement

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


Note 17.      Related Party Transactions

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


Note 18.    Litigation

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.    Litigation, continued:

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

Note 20.   Major Customer

Revenue from one customer accounted for approximately 62% and 71% of revenues for the years ended December 31, 2002 and 2001, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.    Subsequent Events

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

Note 21.   Subsequent Events, continued:

Lease Obligations:

On April 4, 2003, the Company entered into a lease agreement for its New York City based administrative offices. The lease commenced of February 1, 2003 and continues until January 31, 2008.

The minimum annual lease payments required under the lease agreement are:



Year         Annual Rent
----         -----------
2003             $64,314
2004              71,460
2005              80,107
2006              98,308
2007             100,028
2008               8,482
                --------
                $422,698
                ========

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 2, 2003, we were notified by BDO Seidman, LLP, ("BDO ") of its resignation as the Company's auditor. On April 4, 2003, we engaged Marcum & Kliegman, LLP as our independent auditors for the fiscal year ending December 31, 2002. The action to engage Marcum & Kliegman, LLP was taken upon the unanimous approval of our Audit Committee.

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

                                    PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers:



Name                 Age     Position
----                 ---     --------
Cedric Kushner       53      President & Chairman
James DiLorenzo      37      Secretary, Treasurer & Executive Vice President
Steven Angel         26      Consultant


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

                        CEDRIC KUSHNER PROMOTIONS, INC.



Date: May 21, 2003              /s/ Cedric Kushner
                                    -------------------------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: May 21, 2003              /s/ James DiLorenzo
                                    --------------------------------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)