Form 10KSB/A
period 2002-12-31
CEDRIC KUSHNER PROMOTIONS INC
filed 2003-06-27
CIK 1064539

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

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

As of June 6, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over the Counter Electronic Bulletin Board's last sale price of $0.60 on May 16, 2003) was approximately $6,461,000.

As of June 6, 2003, there were 10,648,707 shares of the registrant's common stock outstanding.

PRELIMINARY NOTE:

On May 20, 2003, at approximately 9:45 p.m., Cedric Kushner Promotions, Inc. (the "Company") filed its Form 10-KSB for the period ended December 31, 2002 with the Securities and Exchange Commission. Prior to making its filing, BDO Seidman, LLP ("BDO"), the Company's former auditor, informed the Company that all of their comments on the 10-KSB must be addressed prior to filing or the Company would not have their approval to include BDO's opinion on the December 31, 2001 audit. Also, prior to such filing, Marcum & Kliegman LLP ("Marcum"), the Company's current auditor orally advised the Company and confirmed said conversation by transmitting an e-mail to the Company, that was electronically dated at 6:46 p.m., that they had not had the opportunity to review the latest draft of the Company's Form 10-KSB and as such were not in a position to authorize the filing with the inclusion of their audit opinion. Prior to and after such communications, the Company and representatives of Marcum and BDO continued their efforts to address any outstanding comments that were required to complete the audit of the Company's consolidated financial statements and to obtain the approval of said accountants in connection with the filing of the Form 10-KSB and to the inclusion of their reports therein.

Thereafter, on May 21, 2003, both Marcum and BDO notified the Company that certain of their requested comments and changes that were provided to the Company were not included in the filing that was made. In addition, the accountants also notified the Company that they had not provided their approvals with respect to said filing, and that they did not authorize the inclusion of their reports with respect to the Company's consolidated financial statements.

In light of the foregoing, the Company undertook a review of the events surrounding the filing, and has concluded that the filing was made without the authority and approval of the accountants. In addition, the Company has concluded that, in accordance with its filing and other disclosure obligations under the Securities Exchange Act of 1934, it was in the best interest of all parties concerned to prepare and file a Form 10-KSB/A which omits the auditors' reports contained in the original Form 10-KSB filed on May 20, 2003.

An amended Form 10-KSB/A was filed on May 23, 2003 without the reports of the Company's independent certified public accountants with respect to the Company's consolidated financial statements. In addition, the Company filed Form 8-K on the same day. Further, the Company began aggressively seeking to have the amended report reviewed by the accountants and to have the accountants provide any additional comments required to complete their reports and to provide their approvals in connection with the filing.

The Company hereby files this amended Form 10-KSB/A-1 to rectify the previous filings, and includes the reports and consents of its current and former independent certified public accountants, Marcum and BDO, with respect to the Company's financial statements.

                         CEDRIC KUSHNER PROMOTIONS, INC.
                                 FORM 10-KSB/A-1
                                      INDEX



                                                                                              PAGE
                                                                                              ----
PART I
  Item 1.      Description of Business..........................................                4
  Item 2.      Description of Properties.......................................                 6
  Item 3.      Legal Proceedings................................................                6
  Item 4.      Submission of Matters to a Vote of Security Holders..............                7

PART II
  Item 5.      Market for Common Equity and Related Stockholder Matters.........                8
  Item 6.      Management's Discussion and Analysis.............................               10
  Item 7.      Financial Statements.............................................              F1-F35
  Item 8.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.........................................               15

PART III
  Item 9.      Directors and Executive Officers; Compliance
               with Section 16(a)...............................................               16
  Item 10.     Executive Compensation...........................................               17
  Item 11.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.......................               19
  Item 12.     Certain Relationships and Related Transactions...................               20
  Item 13.     Exhibits, List and Reports on Form 8-K...........................               22
  Item 14.     Controls and Procedures..........................................               23




SIGNATURES......................................................................               24

CERTIFICATIONS OF CEO AND CFO...................................................               25

EXHIBITS........................................................................               27

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

DESCRIPTION OF THE REGISTRANT

The Registrant was incorporated in February 1996 under the laws of the State of Delaware as Hippo, Inc., a golf equipment and apparel manufacturer. In January 1998, the Registrant changed its name to Outlook Sports Technology, Inc. to reflect a greater focus on sports product research and development operations. In the first three months of the year 2000, the Registrant changed its management team and its business mission. After a brief restructuring period in January 2000, the Registrant appointed Adam Goldberg as its President, and Steven Angel as its Secretary and Executive Vice President. In fiscal year 2000, the Registrant redefined it business mission and repositioned the company as an internet technology and e-commerce incubator. In connection with the change in business focus, the Registrant changed its name to Fusion Fund, Inc. In December 2000, the Registrant changed its name to Zenascent, Inc. On or about February 2, 2001, the Registrant's stock began trading under the symbol "ZENA".

From December 2000 through April 30, 2002, the Registrant was a non-operating public shell corporation with nominal assets. Following a reverse merger, the management of Cedric Kushner Boxing, Inc. ("CKB") controls the combined company, and the principal stockholders of CKB are the principal stockholders of the Registrant. Upon consummation of the reverse merger, CKB became a wholly-owned subsidiary of the Registrant, with the Registrant functioning solely as a holding company. On or about January 16, 2002, the Registrant changed its name to Cedric Kushner Promotions, Inc.

DESCRIPTION OF BUSINESS

Unless otherwise indicated, or unless the context otherwise requires, all references below to the terms "Registrant," "CKB," "we," "our," "us" or "our company" shall mean the Registrant and CKB, after giving effect to the reverse merger.

At June 6, 2003, we employed 6 full-time employees and 6 part-time/consultant employees. None of these employees is subject to a collective bargaining agreement, and there is no union representation within our company. We maintain various employee benefit plans and believe our employee relations are good.

OVERVIEW

CKB was incorporated under the laws of the State of Delaware on March 5, 1999. CKB is an integrated media and entertainment company. Its primary businesses include:

(i) Cedric Kushner Promotions, Ltd., a New York corporation ("CKP"), which serves as an international boxing promotional organization; and
(ii) Big Content, Inc. ("Big Content") through which CKB manages, develops, produces and markets television programming, pay-per-view programming and live events, as well as licensing and selling branded consumer products.

SUBSIDIARIES AND OPERATIONS

The Registrant's wholly-owned subsidiary, CKB, functions as a holding company for CKP and Big Content.

Cedric Kushner Boxing, Inc.

CKB is engaged in the business of promoting boxing events and professional boxers and is engaged in the creation, distribution and maintenance of media properties related to boxing through its ownership of Big Content. Inc., which was incorporated on March 5, 1999 under the laws of the State of Delaware, CKB operates as a holding company for its wholly-owned subsidiaries, CKP and Big Content.

Cedric Kushner Promotions, Ltd.

CKP manages the promotion of professional boxing events and professional boxers (it is a party to all contracts with boxers whom we promote). CKP provides event management that includes, among other things, securing venues/sites and coordinating promotions. It also manages boxing operations, including talent acquisition and development, matchmaking, and coordination with sport governing bodies. CKP typically acquires the rights to boxing athletes and packages those rights to television networks, venues, sponsors and other promoters. It promotes an average of 30 events per year, televised to over 50 different countries each month. It has promotional rights to approximately 32 of the world's top boxing athletes, including some of the top heavyweight boxers. CKP is one of the major suppliers of boxing talent to the world's leading television networks, including Home Box Office, Inc. ("HBO"), Showtime Networks Inc. ("Showtime"), Fox Sports Network, ESPN and Eurosport.

Item 1.  DESCRIPTION OF BUSINESS continued:

Big Content, Inc.

Big Content manages the creation, distribution (both domestically and internationally), and maintenance of all of our media holdings, including our media library of videotaped boxing events and current original television programming. Media property assets also include the following series:


     Heavyweight Explosion:

     This monthly series, which originated in 1994, is one of our most successful boxing programming franchises in the world. The series is the anchor program of Eurosport's boxing schedule and is seen in over 100 countries each month. It also serves as CKP's "farm system" for identifying and securing relationships with emerging boxing prospects and has been the force behind many of the current top 20 heavyweights.

     The "World Championship" Series

     This series debuted in 1993 and also enjoys a large monthly global television audience. There are usually six events per year distributed to leading networks worldwide.

     ThunderBox

     The ThunderBox Series is a program that debuted in October 2000, marking the return of weekly boxing on domestic broadcast television for the first time in over twenty years. CKP promotes many of the boxers on ThunderBox, which is centered around a sanctioned heavyweight tournament where young boxing prospects compete to win the title of "ThunderBox Champion" or "Baddest Man on the Planet." The program is syndicated in the U.S. broadcast market and several major corporations are advertisers and/or sponsors of the program. The ThunderBox experience synthesizes boxing, music, fiction, Internet and interactive elements and is intended to draw viewership from the 18-34 year-old demographic segments.

MARKET OPPORTUNITY

Boxing is regarded as one of the world's most popular spectator sports and has broad-based international appeal. The sport is an essential programming asset of many of the major television networks and has proven to be a powerful vehicle for subscription and pay television in particular. Domestically, the two leading premium networks, HBO and Showtime, use boxing as core programming. Boxing is one of the highest rated program groupings for both of these networks. Boxing also drives the pay per view ("PPV") industry. The top 10 PPV events of all time are professional boxing matches.

COMPETITION

Professional boxing is dominated by a handful of promoters who work with the world's leading television networks and venues. There are approximately 10 major boxing promoters in the world, most of which are based in the United States. CKP's major U.S. competitors are Don King Productions, Top Rank, Inc. and Main Events.

BUSINESS GROWTH STRATEGY

The Registrant's growth plan focuses on expanding our core boxing business, both
domestically  and  internationally,   through  the  adoption  of  the  following
strategies:

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

     Creating and distributing other boxing driven content; Acquiring boxing video libraries;

     Developing our presence in other entertainment and sports-driven categories (not related to boxing) under the Big Content division by developing a digital channel and ancillary products in the areas of merchandising consulting services and non-boxing driven properties;

     Acquisition of companies in sports marketing and management (athletes, entertainers, and television production); and

     Being  involved  in   rights-generating   businesses  (other   event-driven
     sport/entertainment products).

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

On May 13, 2002 the Company entered into agreements with investor Relation Services, Inc, ("IRSI") and Summit Trading Limited ("Summit") (collectively the "Consultants) to provide investor and public relations services. The agreement engaged the consultants to provide one or more investor relations plans as well as assistance in the coordination and execution of the agreed upon plan or plans. A plan would include several services as define d in the agreement. The agreement is effective for the period from May 13, 2002 through May 12, 2005. As compensation of the services, the Company was to be issued the Consultants 2,631,580 shares of Class A common stock of the Company. The fair value of the shares to be issued of $3,236,843 was recorded as deferred consulting fees and common stock to be issued based upon the value of the common stock on the date that agreement was entered into. Deferred consulting fees were amortized over the three-year life of the agreement. Amortization expense related to this agreement for the year ended December 31, 2002 amounted to $674,341 and has been included in compensatory element of stock issuances for selling, general and administrative expenses in the accompanying consolidated statements of operations. In August 2002, the Company terminated the contract for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud. In February 2003, Summit filed arbitration against the Company arising from the termination by the Company of the agreement. On May 28, 2003, a mediation session was held but was unsuccessful and did not result in a settlement. Pursuant to the contract between the parties, it is anticipated that the matter will now proceed to arbitration. Arbitration has not been selected and no arbitration date has been scheduled. Management of the Company believes that it is premature to fully access the likelihood of success in defending the claims asserted. However, a preliminary determination shows a substantial factual basis for the Company's termination of the agreements. However, the Company's is unable to predict the outcome of the dispute and accordingly, no adjustments has been made to the amount expensed in the consolidated financial statements relating to this agreement.

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

On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. As of December 31, 2002, the Company had accrued $610,000 on its books as a liability to the boxer. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company.

In December 2001, Buster Mathis, Jr., a boxer, filed an action against CKP and Mr. Kushner in the United States District Court, Southern District of New York alleging fraud and unjust enrichment relating to a fight against Mike Tyson in December 1995. In October 2002, a jury awarded Mr. Mathis $702,000 (including interest at a rate of 9% per annum from December 16, 1995), and the Company initially established a reserve of $702,000 during the quarter ended September 30, 2002.

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

If Mathis elects to sell the Mathis Shares, the Company has agreed to guaranty that the sale proceeds from the sale of these Mathis Shares equals the Share Value. In further consideration for Mathis granting the Company the above option, the Company has agreed to deliver to Mathis at the same time the Mathis Shares are issued, an additional amount of shares of freely-tradable, unrestricted common stock of the Company equal to 10,000 shares for each calendar month after May 2003 that the Mathis Shares have not been delivered to Mathis (with Mathis' entitlement vesting on the first calendar day of each month commencing on June 1, 2003). For example, in the event the Mathis Shares are not delivered until September 15, 2003, the Company is required to deliver to Mathis an additional 40,000 shares of the Company's common stock, which will have vested 10,000 shares each on June 1, July 1, August 1, and September 1, 2003, respectively. The Company has agreed to certain not to make any extraordinary payments that are also outside the ordinary course of business to creditors, shareholders or employees. The Settlement Amounts are additionally secured by a lien on the Company's President's East Hampton residence.

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

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Securities

Our common stock has been quoted on the Over the Counter Bulletin Board since March 16, 1999 and currently trades under the symbol "CKHP". The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by Nasdaq:

        Quarter Ended:                              High*   Low*
        --------------                             -----   -----
        March 31, 2001                              0.50    0.22
        June 30, 2001                               0.53    0.25
        September 30,2001                           1.86    0.35
        December 31, 2001                           1.94    1.06
        March 31, 2002                              1.80    1.05
        June 30, 2002                               1.20    1.00
        September 30,2002                           1.04    0.95
        December 31, 2002                           1.10    0.80
        March 31, 2003                              1.00    0.55
        June 30, 2003 (as of June 6, 2003)          0.75    0.47

*Over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

As of June 6, 2003 there were approximately 105 holders of record of common stock. We have not paid dividends on our common stock outstanding in the past. There are no restrictions that limit our ability to pay dividends in the future.

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

Description of the 1998 Incentive and Non-Qualified Stock Option Plan

The 1998 Incentive and Non-Qualified Stock Option Plan (the "1998 Plan") was designed to provide additional incentive to present and future officers and other employees of the Company and to certain other individuals providing services to or acting as directors of the Company or any subsidiary by providing them with the opportunity to acquire or increase their proprietary interest in the Company through the acquisition of shares of our Common Stock. The 1998 Plan provides for the issuance of Incentive Options and Non-Qualified Options.

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


Although Non-Qualified Options may be issued at any option price determined by the Plan Administrator, the option price for Incentive Options will be no less than the fair market value of the Common Stock on the date an Option is granted (or 110% of fair market value in the case of persons holding 10% or more of the combined voting power of all classes of stock of the Company). In addition, the aggregate fair market value (as of the date of grant) of all shares of stock issuable to an optionee pursuant to Incentive Options, which become exercisable in a given calendar year, cannot exceed $100,000 for such calendar year. Options become exercisable as provided by the Plan Administrator and shall become null and void upon the occurrence of certain conditions as determined by the Plan Administrator, including the expiration of no more than 10 years after the date of the grant (or five (5) years in the case of Incentive Options granted to persons holding 10% or more of the combined voting power of all classes of stock of the Company).

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

The following table sets forth information concerning the issued options, weighted average exercise prices and remaining shares available under, the 1996 Plan and the 1998 Plan:

                                                                                               Number of securities
                                                                     Weighted-average        remaining available for future
                                 Number of securities to             exercise price of       issuance under stock option
                                 be issued upon exercise             outstanding             plans (excluding securities
                                 of outstanding options              options warrants        reflected in column (a) and
                                 warrants and rights (a)             and rights (b)                    (c)
                              ------------------------------ ------------------------------ ------------------------------

Stock option plans approved by
our shareholders                    166,832                             $0.83                           -

Stock option plans not approved
by our shareholders                 149,000                              1.43                           N/A

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction and Certain Cautionary Statements

The following discussion and analysis of our financial condition and results of operations focuses on and is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business development for the periods covered by the financial statements included in this Annual Report. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent auditor's report thereon), the description of our business, all as set forth in this filing, as well as the risk factors discussed below.

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

OVERVIEW

Cedric Kushner Promotions, Inc. (the "Company") promotes world champion and top contender boxers through its wholly-owned subsidiary, Cedric Kushner Promotions, Ltd. ("CKP"). In addition to its representation and promotion efforts, the Company also produces and syndicates world championship boxing events for distribution worldwide. A program supplier to some of the world's leading television networks, including HBO, ESPN, and Eurosport, the Company promotes televised events from venues all around the world.

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

Beginning March 16, 2002, the Company had two reportable segments, boxing and media. For the year ended December 31, 2002, the consolidated net assets, consolidated net revenues and consolidated net loss of the Company are attributable primarily to the operations of CKP.

On April 30, 2002 the Company consummated its Agreement and Plan of Merger with Zenascent, Inc. ("Zenascent"), Cedric Kushner Boxing, Inc. ("CKB"), and the stockholders of CKB. Zenascent was previously an inactive public company shell. As a result of this reverse merger, CKB became a wholly-owned subsidiary of the Company. As consideration for the reverse merger, Zenascent issued to CKB's stockholders 399,752 shares of Zenascent's Series B Preferred Stock, initially convertible into approximately 39,975,200 shares of Zenascent's Common Stock. In addition, as consideration for the reverse merger, Zenascent issued to the former Big Content stockholders 27,923 shares of Zenascent's Series C Preferred Stock, convertible into approximately 2,792,300 shares of Zenascent's Common Stock along with a warrant to purchase 1,000,000 shares of Zenascent's common stock and entered into a consulting agreement with one of the former Big Content stockholders in exchange for 30 shares of CKB stock. The holders of shares of Series B Preferred Stock and Series C Preferred Stock are entitled to 100 votes per share of Preferred Stock. CKB's stockholders have voting control of Zenascent and, thus, the merger was accounted for as a reverse merger. The acquisition of Zenascent has been recorded based on the fair value of Zenascent's net liabilities, which amounted to approximately $2,794,000. The reverse acquisition was accounted for as a recapitalization. The financial statements are those of Cedric Kushner Boxing, Inc. and Subsidiaries prior to the date of the merger.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals (such as incentive compensation and restructuring costs), income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our consolidated financial statements because they are affected significantly by management's judgments, assumptions and estimates.

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

Television rights and fees - Television series are initially produced for the broadcast and cable netwocedcecdrks, cable networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television products are recognized when the series are available to telecast.

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

Intangible Assets

As a creator and distributor of sports and entertainment copyrights, the Company has a significant and growing number of intangible assets, including video and television libraries, trademarks and contractual relationships. In accordance with accounting principles generally accepted in the United States of America, the Company does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce a copyrighted product, such as the television series, are either expensed as incurred, or capitalized as tangible assets, as in the case of inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material.

ThunderBox   trademarks  and  related   contractual   relationships  along  with
Heavyweight Explosion Series ("HWE") trademarks and related contractual relationships represent intangible assets related to the Company's media assets acquired as part of the Big Content acquisition (See Note 4) are amortized over their estimated useful lives of 10 years, utilizing the straight-line method. Video and television libraries acquired through the Big Content acquisition are amortized over their estimated useful lives of 5 years, utilizing the straight-line method.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Revenues decreased by approximately $1,390,000, or 8 %, from $16,886,000 for the year ended December 31, 2001 to $15,496,000 for the year ended December 31, 2002. While the number of televised events promoted in 2002 was equal to almost the same number of events held during the prior year, the average size of the events had significantly decreased from approximately $443,000 per event during the year ended December 31, 2001 to approximately $378,000 for the same period in 2002. This decrease was due to relatively fewer premium cable licensing fees due to the expiration of contracts with premium level boxers. In addition, the Company experienced a decrease in activity from our talent command premium cable-licensing fees.

Cost of revenues, which comprises of media costs of approximately $2,965,000 and boxing promotion costs of $12,658,000, decreased by approximately $111,000 to approximately $15,622,000 for the year ended December 31, 2002, compared to approximately $15,733,000 incurred for the year ended December 31, 2001. The decrease in cost of revenues is attributable to the lower dollar volume of events promoted by the Company. As a result of incurring greater cost of revenues over cost of revenues for the year ended December 31, 2002, the Company incurred a gross loss of 0.82%, compared to a gross profit of 6.83% in the prior 7ear. The Company believes that a downturn in foreign television market to 5-year lows, combined with a downturn in the U.S. advertising market without any change to the cost of producing major events, were the primary factors contributing to the gross loss of approximately $126,000 in 2002.

Cost of revenues for boxing promotions, as a percentage of revenues, remained constant (93%) in both 2002 and 2001, thereby resulting in gross boxing promotion income of 7%. In media, the Company experienced higher costs than revenues were realized for a number of reasons including the inability to develop a domestic distribution outlet, lower sponsorship, and supporting certain programs, which yielded lower revenues than costs incurred, but were necessary to promote brand recognition and establishing a new television series.

The following represents a comparison of revenues,  cost of revenues,  and gross
(loss) profit by segment for the years ended December 31, 2002 and December 31, 2001:


                                                    2002          % of total          2001          % of total
REVENUES
 Boxing promotions                                $13,678,363            88%      $16,886,129             100%
   Media                                            1,817,670            12%                -               -
                                               ---------------  ---------------  ---------------  ---------------
        TOTAL REVENUES                            $15,496,033           100%      $16,886,129             100%
                                               ---------------  ---------------  ---------------  ---------------

COST OF REVENUES
   Cost of revenues - boxing promotions           $12,657,676            93%      $15,733,176              93%
   Cost of revenues - media                        $2,964,778           163%                -               -
                                               ---------------  ---------------  ---------------  ---------------
      TOTAL COST OF REVENUES                      $15,622,454           101%      $15,733,176              93%
                                               ---------------  ---------------  ---------------  ---------------

GROSS (LOSS) INCOME
   Boxing promotions                               $1,020,687             7%      $ 1,152,953               7%
   Media                                           (1,147,108)          -63%              -                 -
                                               ---------------  ---------------  ---------------  ---------------
        TOTAL GROSS (LOSS) INCOME                   ($126,421)           -1%      $ 1,152,953               7%
                                               ===============  ===============  ===============  ===============

Selling, general and administrative expenses increased by approximately $1,336,000 to approximately $3,011,000 for the year ended December 31, 2002, from approximately $1,675,000 for the year ended December 31, 2001. The Company recorded a non-cash expense, classified as "compensatory element of stock and warrant issuances for selling, general and administrative expenses", of approximately $1,593,000 relating to the use of stocks and warrants for obligations due under various consulting and employment agreements.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON  OF THE  YEARS  ENDED  DECEMBER  31,  2002  AND  DECEMBER  31,  2001,
Continued:

The Company recorded approximately $1,593,000 in financing costs paid in stocks and warrants for the year ended December 31, 2002, compared to none in the prior year.

In compliance with SFAS No.'s 142 and 144, the Company assessed potential future impairments of goodwill and reassessed the useful lives of other existing recognized intangible assets which resulted in the recognition of a $1,818,000 loss on impairment of its intangible assets and a $1,105,000 loss on impairment of goodwill for the year ended December 31, 2002, compared to none for the year ended December 31, 2001.

Interest expense (inclusive of related party and other amounts) increased by approximately $1,254,000 from $260,000 in the prior year to approximately $1,514,000 for the year ended December 31, 2002. This increase is attributable to costs incurred related to the Company's incurrence of approximately two million dollars of additional debt. The beneficial conversion feature related to this debt is amortized and recorded as interest expense over the maturity of the debt or immediately for any portion that is converted to equity. Further, interest expense has increased due in part to the debt incurred as a result of CKB's merger with Big Content, additional interest related to the extension of the maturity dates of warrants issued with debt in 1997.


Depreciation and amortization expense increased by approximately $331,000 to approximately $743,000 for the year ended December 31, 2002, from approximately $412,000 for the year ended December 31, 2001. Amortization expense comprised of approximately $60,000 in signing bonus amortization in 2002, compared to approximately $368,600 in 2001, and $633,000 in intangible asset amortization in 2002, compared to none in the prior year.

The Company also recognized approximately $248,000 as a loss in its disposal of property and equipment in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, CKB's cash's balance reflected an overdraft of approximately $7,500 (classified on the consolidated balance sheet as part of current liabilities) as compared to $62,000 at December 31, 2001, a decrease of $70,500.

Net cash used in operations was approximately $846,000 in 2002, compared to net cash provided of approximately $377,000 in 2001. The decrease in cash provided by operations is due primarily to, a change from a net income of $83,000 in 2001 to a net loss of $11,245,000 in 2002, of which $1,593,000 is the result of non-cash compensation and approximately $2,923,000 is a result of the impairment of intangible assets ($1,818,000) and goodwill ($1,105,000).

Net cash used in investing activities was approximately $1,062,000 in 2002, compared to net cash used in investing activities of approximately $1,169,000 in 2001. The net cash used by investing activities of the Company in 2001 is primarily comprised of the following: prepaid merger costs, signing bonuses and advances to Big Content, a related party, in the amounts of approximately $258,000, $262,000 and $556,000, respectively. The net cash used in investing activities of the Company in 2002 results primarily from the payments of approximately $1,152,000 for the purchase of Big Content, approximately $111,000 in signing bonuses, $40,000 in the purchase of intangible assets and approximately $12,000 in the purchase of property and equipment, offset by the collection of $250,000 in notes receivable.

Net cash provided by financing activities was approximately $1,846,000 in 2002, compared to net cash provided of approximately $861,000 in 2001. The increase in 2002 is due primarily to proceeds from notes and loans payable (approximately $2,283,000) and notes payable - stockholders (approximately $1,292,000) and $895,500 from convertible debt, offset by repayments of approximately $450,000 in note payable - stockholders and approximately $2,153,000 in repayment of other notes and loans payable.

The Company incurred a net loss of approximately $11,245,000 during the year ended December 31, 2002. In addition, the Company had a working capital deficiency of approximately $8,046,000, and a stockholders' deficiency of approximately $7,523,000 at December 31, 2002 that raises substantial doubt about the Company's ability to continue as a going concern.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

LIQUIDITY AND CAPITAL RESOURCES, continued:

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the year ended December 31, 2002, the Company had successfully obtained external financing through private placements of convertible debt and other short-term borrowings. Some of this debt has subsequently been converted to common stock or common stock to be issued of the Company. The Company has developed a plan to address liquidity in several ways, namely: 1) during the quarter ended December 31, 2002, the Company reduced the number of employees and reduced the compensation paid to management level employees, 2) consolidated from two offices to one office by closing the Southampton office, and 3) continued to explore sources of additional financing to satisfy its current operating requirements.

In addition, the Company has developed a plan to address liquidity in several ways, namely:


     1)   Continue to reduce operating costs;
     2)   Increase  revenue by  refocusing  on  existing  properties  and expand revenue base (the Company is in the process of launching an advertising sales initiative in Europe and expanding sponsorship sales in the United States);
     3)   Continue to pursue the promotion of premium level boxing events;
     4) Pursue production partnerships and joint ventures. particularly with the Company's ThunderBox series;
     5) Pursue additional sources of debt and equity financing to satisfy its current operating requirements; and
     6) Continue to negotiate with existing debt holders to convert their notes into equity.


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

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements



Cedric Kushner Promotions, Inc. and Subsidiaries                                         Page

Independent Auditors' Report - Marcum & Kliegman LLP............................          F-2

Independent Auditors' Report - BDO Seidman, LLP.................................          F-3

Consolidated Balance Sheet
    December 31, 2002 ..........................................................          F-4

Consolidated Statements of Operations - For the Years Ended
    December 31, 2002 and 2001     .............................................          F-5

Consolidated Statements of Stockholders' Deficiency - For the Years
    Ended December 31, 2002 and 2001............................................       F-6 - F-8

Consolidated Statements of Cash Flows - For the Years Ended
    December 31, 2002 and 2001     .............................................       F-9 - F-10

Notes to Consolidated Financial Statements......................................      F-11 - F-35

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Cedric Kushner Promotions, Inc.
New York, New York


We have audited the accompanying consolidated balance sheet of Cedric Kushner Promotions, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedric Kushner Promotions, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant operating losses for the year ended December 31, 2002, and has significant working capital and stockholders' deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                         /s/  Marcum  &
                         Kliegman LLP



New York, NY
June 4, 2003

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Cedric Kushner Boxing, Inc.
Southampton, New York

We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows of Cedric Kushner Boxing, Inc. and Subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cedric Kushner Boxing, Inc. and Subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's significant operating losses in 2001, its working capital and stockholder deficits at December 31, 2001, give rise to substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                               /s/ BDO Seidman, LLP


New York, NY
April 30, 2002

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                            AS OF
                                                                        DECEMBER 31, 2002
                                            ASSETS
CURRENT ASSETS:
   Accounts receivable, net of allowance for doubtful accounts
   of $20,000 ......                                                     $      5,000
   Other current assets ..............................................         17,500
                                                                         -------------

        TOTAL CURRENT ASSETS .........................................         22,500
                                                                         -------------

PROPERTY AND EQUIPMENT, NET ..........................................         90,452

OTHER ASSETS:
   Prepaid signing bonuses, net ......................................         83,062
   Deferred finance cost, net ........................................         27,964
   Intangible assets, net ............................................      3,639,567
                                                                         -------------

        TOTAL ASSETS .................................................   $  3,863,545
                                                                         =============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Accounts payable ..................................................   $  2,708,630
   Reserve for litigation settlements ................................        778,741
   Bank overdraft ....................................................          7,572
   Due to stockholders ...............................................        143,449
   Current portion of notes payable - stockholders ...................        234,461
   Convertible debt, net of unamortized discount of $348,991 .........        506,509
   Current portion of notes and loans payable ........................      2,268,344
   Accrued expenses and other current liabilities ....................      1,270,931
   Customer advances .................................................        150,000
                                                                          -------------

        TOTAL CURRENT LIABILITIES ....................................      8,068,637
                                                                          -------------
LONG-TERM LIABILITIES:
    Notes payable - stockholders, less current portion ...............      2,180,983
    Notes and loans payable, less current portion ....................      1,137,342
                                                                          -------------
        TOTAL LONG-TERM LIABILITIES ..................................      3,318,325
                                                                          -------------
        TOTAL LIABILITIES ............................................     11,386,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.01 par value, authorized 5,000,000 shares
    Series A convertible, $.01 par value, authorized 500,000 shares, .          1,175
    117,500 shares issued and outstanding (liquidation preference of $352,500)
    Series B convertible, $.01 par value, 399,752 shares authorized, .          3,998
    issued and outstanding (liquidation preference of $2,430,000)
    Series C convertible redeemable, $.01 par value, 27,923 shares authorized, issued and outstanding
    (liquidation preference of $4,500,000)                                        279
    Series D, $.01 par value, 399,752 shares authorized, .............          3,998
    issued and outstanding (liquidation preference of $2,430,000)
   Common stock, $.01 par value, authorized 20,000,000 shares
    Class A, $.01 par value, 15,000,000 shares authorized, ...........        107,690
    10,768,991 shares issued and 10,648,707 shares outstanding
    Class B, $.01 par value, 5,000,000 shares authorized,
    -0- shares issued and outstanding ................................             --
    Class A Common Stock to be issued, 5,695,595 shares ..............      5,773,279
   Additional paid-in capital ........................................      8,540,367
   Accumulated deficit ...............................................    (17,947,246)
   Deferred consulting fees ..........................................     (2,770,242)
   Deferred signing bonuses ..........................................     (1,035,417)
   Treasury stock, at cost - 120,284 shares of Class A common stock ..       (201,298)
                                                                          ------------
        TOTAL STOCKHOLDERS' DEFICIENCY ...............................     (7,523,417)
                                                                          ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ...............   $  3,863,545
                                                                          ------------

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          FOR THE YEARS
                                                                                        ENDED DECEMBER 31,
                                                                                      2002              2001
                                                                               ------------------ -----------------
REVENUES
   Boxing promotions                                                                 $13,678,363       $16,886,129
   Media                                                                               1,817,670                 -
                                                                               ------------------ -----------------
        TOTAL REVENUES                                                                15,496,033        16,886,129
                                                                               ------------------ -----------------
OPERATING COSTS AND EXPENSES
   Cost of revenues - boxing promotions                                               12,657,676        15,733,176
   Cost of revenues - media                                                            2,964,778                 -
   Selling, general and administrative                                                 3,010,717         1,674,823
   Amortization of signing bonuses                                                        59,979           368,554
   Amortization of intangible assets                                                     632,909                 -
   Depreciation and amortization of property and equipment                                49,791            43,353
   Compensatory element of stock and warrant
   issuances for selling, general and administrative expenses                          1,592,772                 -
   Loss on impairment of intangible assets                                             1,818,000                 -
   Loss on impairment of goodwill                                                      1,104,660                 -
                                                                               ------------------ -----------------
        TOTAL OPERATING COSTS AND EXPENSES                                            23,891,282        17,819,906
                                                                               ------------------ -----------------
        LOSS FROM OPERATIONS                                                          (8,395,249)         (933,777)
OTHER (EXPENSES) INCOME
   Litigation revenue, net of related expenses of $734,000                                     -         1,266,359
   Other income                                                                           17,040            11,190
   Interest expense - other                                                           (1,250,875)         (260,283)
   Interest expense - related parties                                                   (262,760)
   Financing costs paid in stocks and warrants                                        (1,091,751)                -
   Loss on disposal of property and equipment                                           (247,705)                -
   Interest income                                                                        11,285                 -
   Other expenses                                                                        (25,000)                -
                                                                               ------------------ -----------------
        TOTAL OTHER (EXPENSE) INCOME                                                  (2,849,766)        1,017,266
                                                                               ------------------ -----------------
NET (LOSS) INCOME                                                                   ($11,245,015)          $83,489
                                                                               ================== =================
Net (loss) income applicable to common stock:
Net (loss) income                                                                   ($11,245,015)          $83,489
Preferred stock dividends - Series A                                                     (30,994)                -
                                                                               ------------------ -----------------
Net (loss) income applicable to common stock                                        ($11,276,009)          $83,489
                                                                               ------------------ -----------------
NET (LOSS) INCOME PER COMMON SHARE (basic and diluted)                                    ($1.09)            $0.01
                                                                               ================== =================
PRO-FORMA NET (LOSS) INCOME PER COMMON SHARE (basic and diluted)
(See Note 2)                                                                              ($0.25)            $   -
                                                                               ================== =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic and diluted                                                                  10,301,240         8,442,992
                                                                               ================== =================
   Pro-forma basic and diluted (See Note 2)                                           44,747,331        39,975,200
                                                                               ================== =================

       See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                            Preferred Stock        Preferred Stock        Preferred Stock
                                               Series A                Series B              Series C              Preferred Stock
                                             Convertible                  Convertible      Convertible Redeemable      Series D
                                             ---------------------------------------------------------------------------------------
                                                  Shares       Amount    Shares    Amount     Shares     Amount   Shares      Amount
                                             ---------------------------------------------------------------------------------------
                  Balance, December 31, 2000            -         $  -         -       $ -         -        $ -       -          $-


 Accrued officer's compensation and rent                -           -         -         -          -          -        -           -
 Warrants issued in connection with debt                -           -         -         -          -          -        -           -
 Net income                                             -           -         -         -          -          -        -           -
                                             ---------------------------------------------------------------------------------------
                  Balance, December 31, 2001            -           -         -         -          -          -        -           -
 Acquisition of Big Content                             -           -         -         -          -          -        -           -
 Recapitalization of CKP                                                399,752     3,998     27,923        279        -           -
 Reverse merger with Zenascent                    135,000       1,350         -         -          -          -        -           -
 Recording of debt discount                             -           -         -         -          -          -        -           -
 Conversion of debt to common stock                     -           -         -         -          -          -        -           -
 Conversion of debt to common
 stock to be issued                                     -           -         -         -          -          -        -           -
 Interest charge assessed in connection
 with a change in terms of warrants
 originally issued with convertible debt                -           -         -         -          -          -        -           -
 Exercise of stock options                              -           -         -         -          -          -        -           -
 Issuance of common stock                               -           -         -         -          -          -        -           -
 to consultant for services
 Warrants issued for compensation                       -           -         -         -          -          -        -           -
 to an employee
 Issuance of common stock
 to consultant for services                             -           -         -         -          -          -        -           -
 Stock issued in connection
 of the purchase of Big Content                         -           -         -         -          -          -        -           -
 Conversion of preferred                                            -         -         -          -          -        -
 stock to common stock                            (17,500)       (175)
 Issuance of warrants with debt                         -           -         -         -          -          -        -           -
 Common stock issued for interest on debt               -           -         -         -          -          -        -           -
 Proceeds received from
 common stock to be issued                              -           -         -         -          -          -        -           -
 Issuance of common stock for
 professional services                                  -           -         -         -          -          -        -           -
 Warrants issued with convertible debt                  -           -         -         -          -          -        -           -
 Treasury shares previously cancelled                   -           -         -         -          -          -        -           -
 Acquisition of treasury stock                          -           -         -         -          -          -        -           -
 Treasury stock issued
 for professional services                              -           -         -         -          -          -        -           -
 Sale of treasury stock                                 -           -         -         -          -          -        -           -
 Common stock to be issued in connection
 with the purchase of a boxer's
 Exclusive Promotional Agreement                        -           -         -         -          -          -        -           -
 Correction to treasury shares                          -           -         -         -          -          -        -           -
 Issuance of prefered stock Series D                    -           -         -         -          -          -  399,752       3,998
 Amortization of deferred consulting fees               -           -         -         -          -          -        -           -
 Amortization of deferred signing bonus                 -           -         -         -          -          -        -           -
 Accrued dividends on preferred
 stock - Series A convertible                           -           -         -         -          -          -        -           -
                 Net (loss)                             -           -         -         -          -          -        -           -
                                             ---------------------------------------------------------------------------------------
                  Balance, December 31, 2002      117,500      $1,175   399,752    $3,998     27,923       $279  399,752      $3,998
                                             ---------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                                                  Common Stock,            Common Stock,            Common Stock
                                                    Class A                $.01 Par value            to be Issued
                                             ----------------------------------------------------------------------------
                                                 Shares         Amount   Shares        Amount    Shares           Amount

                  Balance, December 31, 2000             -           -      1,000         $10            -             -

 Accrued officer's compensation and rent                 -           -          -           -            -             -
 Warrants issued in connection with debt                 -           -          -           -            -             -
 Net income                                              -           -          -           -            -             -
                                             ----------------------------------------------------------------------------
                  Balance, December 31, 2001             -           -      1,000          10            -             -
 Acquisition of Big Content                              -           -          -           -            -             -
 Recapitalization of CKP                                 -           -     (1,000)        (10)           -             -
 Reverse merger with Zenascent                  10,009,047     100,090          -           -            -             -
 Recording of debt discount                              -           -          -           -            -             -
 Conversion of debt to common stock                609,838       6,098          -           -            -             -
 Conversion of debt to common
 stock to be issued                                      -           -          -           -      458,765       458,765
 Interest charge assessed in connection
 with a change in terms of warrants
 originally issued with convertible debt                 -           -          -           -            -             -
 Exercise of stock options                          21,356         214          -           -            -             -
 Issuance of common stock
 to consultant for services                              -           -          -           -    2,631,580     3,236,843
 Warrants issued for compensation
 to an employee                                          -           -          -           -            -             -
 Issuance of common stock
 to consultant for services                              -           -          -           -      300,000       300,000
 Stock issued in connection
 of the purchase of Big Content                     63,750         638          -           -      236,250       236,250
 Conversion of preferred
 stock to common stock                             175,000       1,750          -           -            -             -
 Issuance of warrants with debt                          -           -          -           -            -             -
 Common stock issued for interest on debt           10,000         100          -           -            -             -
 Proceeds received from
 common stock to be issued                               -           -          -           -      169,000       114,300
 Issuance of common stock for
 professional services                               5,000          50          -           -            -             -
 Warrants issued with convertible debt                   -           -          -           -            -             -
 Treasury shares previously cancelled             (125,000)     (1,250)         -           -            -             -
 Acquisition of treasury stock                           -           -          -           -      400,000       404,000
 Treasury stock issued
 for professional services                               -           -          -           -            -             -
 Sale of treasury stock                                  -           -          -           -            -       (41,879)
 Common stock to be issued in connection
 with the purchase of a boxer's
 Exclusive Promotional Agreement                         -           -          -           -    1,500,000     1,065,000
 Correction to treasury shares                           -           -          -           -            -             -
 Issuance of prefered stock Series D                     -           -          -           -            -             -
 Amortization of deferred consulting fees                -           -          -           -            -             -
 Amortization of deferred signing bonus                  -           -          -           -            -             -
 Accrued dividends on preferred                          -           -          -           -            -             -
 stock - Series A convertible
                 Net (loss)                              -           -          -           -            -             -
                                             ----------------------------------------------------------------------------
                  Balance, December 31, 2002    10,768,991    $107,690          -   $       -    5,695,595    $5,773,279
                                             ----------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                                         Additional                  Deferred     Deferred    Treasury Stock             Total
                                          Paid in     Accumulated   Consulting     Signing     (at cost)              Stockholders'
                                           Capital       Deficit       Fees        Bonuses      Shares       Amount    Deficiency
                                      ----------------------------------------------------------------------------------------------

           Balance, December 31, 2000    $ 3,997,864   ($6,754,726)         $ -          $ -       571         $ -     $ (2,756,852)

 Accrued officer's compensation and rent     195,000           -              -            -         -           -          195,000
 Warrants issued in connection with debt     595,000           -              -            -         -           -          595,000
 Net income                                        -        83,489            -            -         -           -           83,489
                                      ----------------------------------------------------------------------------------------------
           Balance, December 31, 2001      4,787,864    (6,671,237)           -            -       571           -      ($1,883,363)
 Acquisition of Big Content                4,079,699             -            -            -       (30)          -        4,079,699
 Recapitalization of CKP                      (4,267)            -            -            -         -           -                -
 Reverse merger with Zenascent            (2,644,040)            -            -            -   293,960    (251,848)      (2,794,448)
 Recording of debt discount                  894,500             -            -            -         -           -          894,500
 Conversion of debt to common stock          577,299             -            -            -         -           -          583,397
 Conversion of debt to common
 stock to be issued                                -             -            -            -         -           -          458,765
 Interest charge assessed in connection
 with a change in terms of warrants
 originally issued with convertible debt     125,339             -            -            -         -           -          125,339
 Exercise of stock options                      (214)            -            -            -         -           -                -
 Issuance of common stock
 to consultant for services                        -             -   (3,236,843)           -         -           -                -
 Warrants issued for compensation
 to an employee                              397,500             -                         -         -           -          397,500
 Issuance of common stock
 to consultant for services                        -             -     (300,000)           -         -           -                -
 Stock issued in connection
 of the purchase of Big Content               63,112             -            -            -         -           -          300,000
 Conversion of preferred
 stock to common stock                        (1,575)            -            -            -         -           -                -
 Issuance of warrants with debt               90,098             -            -            -         -           -           90,098
 Common stock issued for interest on debt      9,900             -            -            -         -           -           10,000
 Proceeds received from
 common stock to be issued                         -             -            -            -         -           -          114,300
 Issuance of common stock for
 professional services                         4,950             -            -            -         -           -            5,000
 Warrants issued with convertible debt       213,500             -            -            -         -           -          213,500
 Treasury shares previously cancelled        (49,300)            -            -            -  (175,000)     50,550                -
 Acquisition of treasury stock                     -             -            -            -   200,000    (202,000)         202,000
 Treasury stock issued
 for professional services                         -             -            -            -   (40,000)     40,400           40,400
 Sale of treasury stock                            -             -            -            -  (160,000)    161,600          119,721
 Common stock to be issued in connection
 with the purchase of a boxer's
 Exclusive Promotional Agreement                   -             -            -   (1,065,000)        -           -                -
 Correction to treasury shares                     -             -            -            -       783           -                -
 Issuance of prefered stock Series D          (3,998)            -            -            -         -           -                -
 Amortization of deferred consulting fees          -             -      766,601                                             766,601
 Amortization of deferred signing bonus            -             -            -       29,583         -           -           29,583
 Accrued dividends on preferred                    -       (30,994)           -            -         -           -          (30,994)
 stock - Series A convertible
              Net (loss)                           -   (11,245,015)           -            -         -           -      (11,245,015)
                                      ----------------------------------------------------------------------------------------------
            Balance, December 31, 2002    $ 8,540,367  ($17,947,246) $(2,770,242) ($1,035,417)  120,284   ($201,298)    ($7,523,417)
                                      ----------------------------------------------------------------------------------------------

       See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                                          2002                  2001
                                                                                  --------------------- ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  (loss) income                                                                     ($11,245,015)              $83,489
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                                                742,679               411,907
  Loss on disposal of property and equipment                                                   247,705                     -
  Provision for losses on accounts receivable                                                   88,383                21,387
  Compensatory element of stock and warrant issuances                                        1,592,772                     -
  for selling, general and administrative expenses
  Financing costs paid in stocks and warrants                                                1,091,751                     -
  Amortization of debt discount                                                                534,081                72,343
  Loss on impairment of intangible assets                                                    1,818,000                     -
  Loss on impairment of goodwill                                                             1,104,660                     -
  Write-off of pre-paid merger costs                                                           257,812                     -
  Non-cash officer's compensation and rent                                                           -               195,000
  Decrease (increase) in operating assets:
     Accounts receivable                                                                       561,620              (491,922)
     Miscellaneous receivables and other current assets                                        265,408              (402,908)
    Other assets                                                                                42,500                     -
  Increase (decrease) in operating liabilities:
    Accounts payable                                                                           735,743              (286,081)
    Reserve for litigation settlements                                                       1,342,972               434,787
    Deferred revenues                                                                         (445,333)              112,692
    Accrued expenses and other current liabilities                                             267,829               226,365
    Customer advances                                                                          150,000                     -
                                                                                  --------------------- ---------------------
 NET CASH  (USED IN) PROVIDED BY OPERATING  ACTIVITIES                                        (846,433)              377,059
                                                                                  --------------------- ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                          (11,665)              (30,176)
  Cash received in reverse merger with Zenascent                                                 1,744                     -
  Collection of notes receivable                                                               250,000                     -
  Purchase of intangibles                                                                      (40,000)              (62,500)
  Payment for prepaid merger costs                                                                   -              (257,812)
  Expenditures for prepaid signing bonuses                                                    (110,958)             (262,000)
  Advances to related party                                                                          -              (556,084)
  Payments for purchase of Big Content                                                      (1,151,519)                    -
                                                                                  --------------------- ---------------------
         NET CASH USED IN INVESTING ACTIVITIES                                              (1,062,398)           (1,168,572)
                                                                                  --------------------- ---------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholder                                                                          -               141,658
  Proceeds from notes payable - stockholders                                                 1,292,357                     -
  Repayment of notes payable - stockholders                                                   (450,300)                    -
  Proceeds from notes and loans payable                                                      2,282,800               361,500
  Repayment of notes and loans payable                                                      (2,152,868)                    -
  Repayment of due to stockholders                                                             (44,230)                    -
  Bank overdraft                                                                                 7,572                     -
  Proceeds from common stock to be issued                                                      114,300                     -
  Proceeds from sale of treasury stock                                                         119,721                     -
  Costs in connection with convertible debt                                                    (68,440)                    -
  Repayment of loans payable                                                                         -               (25,000)
  Proceeds from convertible debt                                                               895,500               595,000
  Repayment of convertible debt                                                               (150,000)                    -
  Proceeds from long-term debt                                                                       -               135,500
  Repayment of long-term debt                                                                        -              (347,493)
                                                                                  --------------------- ---------------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 1,846,412               861,165
                                                                                  --------------------- ---------------------
 NET (DECREASE) INCREASE IN CASH                                                               (62,419)               69,652
 CASH, BEGINNING OF YEAR                                                                        62,419                (7,233)
                                                                                  --------------------- ---------------------
 CASH, END OF YEAR                                                                $                  -               $62,419
                                                                                  ===================== =====================

        See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 Supplemental Disclosures of Cash Flow Information
                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                           2002                 2001
 Cash paid during the year for:
   Interest ..........................................................................   $   794,025    $   109,583

 Non-cash investing and financing activities:
   Recording of debt discount ........................................................   $   894,500    $   595,000
   Conversion of debt to common stock ................................................   $      --      $   140,000
   Conversion of line of credit into a note payable ..................................   $   248,270    $      --
   Assumption of note payable in connection with .....................................   $      --
   consulting agreement related to reverse merger ....................................   $ 1,448,932
   Conversion of convertible debt to common stock ....................................   $   565,000    $      --
   Conversion of Series A preferred stock to common stock ............................   $     1,750    $      --
   Issuance of Series D Preferred Stock ..............................................   $     3,998    $      --
   Treasury shares previously cancelled ..............................................   $    50,550    $      --
   Common stock issued in lieu of interest ...........................................   $    10,000    $      --
   Common stock issued  in connection with the purchase ..............................   $ 1,065,000    $      --
   of a boxer's Exclusive Promotion Agreement
   Exercise of stock options .........................................................   $       214    $      --
   Offset of note receivable on Zenascent against note payable on the Company ........   $   296,500    $      --
   Offset of advances to related party on the Company ................................   $   698,782    $      --
   against due to the Company on Big Content
   Conversion of converible debt and accrued .........................................   $   458,765    $      --
   interest to common stock to be issued
   Conversion of accrued interest into notes payable .................................   $    93,737    $      --
   Conversion of reserves for litigation settlements to notes payable.................   $ 1,135,359    $      --
   Conversion of accrued interest - stockholder into note payable - stockholder ......   $   124,455    $      --
   Reclassification of loans payable to accrued expenses and other current liabilities   $   395,000    $      --
   Accrued dividends on Series A Preferred Stock .....................................   $    30,994    $      --
   Acquisition of treasury stock for common stock to be issued .......................   $   202,000    $      --

 Assets acquired and liabilities assumed in connection
 with acquisition of Big Content in March 2002 (See Note 4):
   Intangibles .......................................................................   $ 7,052,160
   Prepaid expenses ..................................................................       130,000
   Property and equipment ............................................................       164,533
   Other assets ......................................................................        42,500
   Liabilities .......................................................................      (459,193)
   Prior year cash advances to Big Content offset ....................................      (698,782)
   against due to  the Company on Big Content
   Note payable ......................................................................    (1,000,000)
   Common stock issued ...............................................................    (4,079,699)
                                                                                         ------------
    Cash paid during 2002, including transaction costs of $50,000 ....................   $ 1,151,519
                                                                                         ============

  See accompanying notes to consolidatedfinancial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Cedric Kushner Promotions, Inc. (the "Company") promotes world champion and top contender boxers through its wholly-owned subsidiary, Cedric Kushner Promotions, Ltd. ("CKP"). In addition to its representation and promotion efforts, the Company also produces and syndicates world championship boxing events for distribution worldwide. A program supplier to some of the world's leading television networks, including HBO, ESPN, and Eurosport, the Company promotes televised events from venues all around the world.

CKP, formed in 1974 by promoter Cedric Kushner, originally achieved prominence in the field of rock-'n-roll music and is now an active promoter of championship bouts worldwide. In addition to its North American business, CKP promotes boxing in Europe and Africa. CKP packages premier boxing shows for the global television marketplace, through its television arm, the Cedric Kushner Sports Network ("CKSN") and as of March 15, 2002 (See Note 4), Big Content, Inc. ("Big Content").

Big Content manages the creation, distribution (both domestically and internationally), and maintenance of all media holdings, including the Company's media library of videotaped boxing events and current original television programming.

On April 30, 2002 the Company consummated its Agreement and Plan of Merger with Zenascent, Inc. ("Zenascent"), Cedric Kushner Boxing, Inc. ("CKB"), and the stockholders of CKB (See Note 4). Zenascent was previously an inactive public company shell. As a result of this reverse merger, CKB became a wholly-owned subsidiary of the Company. The reverse acquisition was accounted for as a recapitalization. The financial statements are those of Cedric Kushner Boxing, Inc. and Subsidiaries prior to the date of the merger.


Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cedric Kushner Promotions, Inc. and all of its wholly-owned subsidiaries including Big Content as of March 15, 2002 (See Note 4). All intercompany accounts and transactions were eliminated in consolidation.

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

Prepaid Signing Bonuses

Prepaid signing bonuses are carried at cost, less accumulated amortization. Amortization is on a straight-line basis over the terms of each boxer's respective contract.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2. Summary of Significant Accounting Policies, continued:

Deferred Finance Costs

Deferred finance costs are carried at cost, less accumulated amortization and are amortized over the life of the related convertible debt agreements.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is determined by using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Amortization of leasehold improvements is determined by using the straight-line method over the lesser of the estimated useful lives of the improvements or the initial term of the lease. Gain or loss is recognized upon sale or other disposition of property and equipment. The cost and related accumulated depreciation applicable to property and equipment no longer in service are eliminated from the accounts and any gain or loss is included in operations.

Website development costs consist primarily of external direct costs to develop the Company's website. The Company adopted Emerging Issues Task Force 00-2, "Accounting for Website Development Costs" ("EITF 00-2"). EITF 00-2 provides guidance on how an entity should account for costs incurred to develop a website.

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of long-lived assets, including intangible assets and property and equipment, when there are indicators of potential impairment, based upon estimates of discounted future cash flows. The amount of the impairment is calculated by comparing discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends and prospects in addition to other economic factors.

Intangible Assets

As a creator and distributor of sports and entertainment copyrights, the Company has a significant and growing number of intangible assets, including video and television libraries, trademarks and contractual relationships. In accordance with accounting principles generally accepted in the United States of America, the Company does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce a copyrighted product, such as the television series, are either expensed as incurred, or capitalized as tangible assets, as in the case of inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material.

ThunderBox   trademarks  and  related   contractual   relationships  along  with
Heavyweight Explosion Series ("HWE") trademarks and related contractual relationships represent intangible assets related to the Company's media assets acquired as part of the Big Content acquisition (See Note 4) are amortized over their estimated useful lives of 10 years, utilizing the straight-line method. Video and television libraries acquired through the Big Content acquisition are amortized over their estimated useful lives of 5 years, utilizing the straight-line method.

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

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates relate primarily to the useful lives and testing for impairment of intangible assets and, valuation allowances recorded against deferred tax assets.

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

Business Segment

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in two segments, boxing and media. The Company's customers and operations are located throughout North America, Europe and Africa.

Recently Issued Accounting Pronouncements

SFAS No. 141 - In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassifies, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The adoption of SFAS No. 141 did not have a significant impact on the Company's consolidated financial position or results of operations.

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

An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 was required to be applied in 2002 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company was also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The Company's adoption of SFAS No. 142 did not have a significant impact on its consolidated financial position and results of operations (See Note 7).

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" primarily provides guidance for reporting gains and losses from extinguishments of debt and sale-leaseback transactions. The provisions of this Statement were effective for financial statements issued for fiscal years beginning after May 15, 2002 with early adoption encouraged. The adoption of SFAS No. 145 did not have a significant impact on the Company consolidated financial position or results of operations.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies, continued:

Recently Issued Accounting Pronouncements, continued: SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on its consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002 and did not have a significant impact on the consolidated financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No.
46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 in the third quarter of 2003. The Company does not expect the adoption of FIN No. 46 to have a significant impact on its consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion 25, "Accounting for Stock issued to Employees" ("APB 25").

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Warrants and Similar Equity Instruments

At December 31, 2002, the Company has two stock-based employee compensation plans, which are more fully described in Note 13. As permitted under SFAS No. 148, the Company has elected to continue to follow the intrinsic value method of accounting for its stock-based employee compensation arrangements as defined by APB 25 and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB 25.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:


                                                                                     Years Ended December 31,
                                                                                     2002                2001
                                                                                ---------------     ----------------
Net (loss) income, applicable to common stock, as reported                        ($11,276,009)             $83,489
Add: Total stock-based employee compensation                                           397,500                    -
included in net loss, net of related tax effects
Deduct: Total stock-based employee compensation expense determined                    (831,388)                   -
 under fair value-based method for all awards net of related tax effects
                                                                                ---------------     ----------------

Pro-forma net (loss) income                                                       ($11,709,897)             $83,489
                                                                                ===============     ================
Basic and diluted net (loss) income per share - as reported                             ($1.09)               $0.01
                                                                                ===============     ================
Basic and diluted net (loss) income per share - as adjusted for SFAS No. 148            ($1.14)               $0.01
                                                                                ===============     ================

Pro-forma basic and diluted net (loss) income per share - as reported                   ($0.25)              $    -
                                                                                ===============     ================
Pro-forma basic and diluted net (loss) income per share -
as adjusted for SFAS No. 148                                                            ($0.26)              $    -
                                                                                ===============     ================

Note 2. Summary of Significant Accounting Policies, continued:
Stock Options and Warrants and Similar Equity Instruments, continued:

The fair value of the options at the date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                            2002  2001
                           Expected life (years)               5   --
                           Interest rate                       3%  --
                           Annual rate of dividends            0%  --
                           Volatility                         50%  --

The weighted average fair value of the options at the date of grant using the fair value based method during 2002 was estimated at $.67.

Earning (loss) per share

Basic and diluted  earnings  (loss) per share
Basic earnings (loss) per share is computed based by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The common stock issued and outstanding with respect to the pre-merger Zenascent stockholders has been included since January 1, 2001.

Diluted earnings (loss) per share reflects the amount of earnings available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants. Options, warrants, convertible debt and preferred stock to purchase approximately 9,885,000 shares of common stock were outstanding at December 31, 2002 but were not included in the computation of diluted loss per share due to the options, warrants, convertible debt and preferred stock being antidilutive.

             CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro-forma basic and diluted  earnings (loss) per share

The Company had 5,695,595 shares of Class A common stock to be issued at December 31, 2002 (which will be issued upon amendment of the Company's certificate of incorporation to allow the issuance of the shares) and -0- at December 31, 2001. In addition, the Company had 399,752 shares of Series B Convertible Preferred Stock outstanding at December 31, 2002 that are each convertible into 50 shares (as amended on September 30, 2002 from a conversion rate of 1 to 100) of the Company's Class A common stock at any time at the option of the holders, or automatically upon ratification by the Company's stockholders of an increase in the amount of authorized shares. Since management and the Board of Directors control sufficient votes to approve the increase in the number of authorized shares, the Company has included common shares to be issued and Series B Convertible Preferred Stock in the pro-forma basic and diluted earnings (loss) per share calculation for the years ended December 31, 2002 and 2001 from the date the Company was obligated to issue the shares and from January 1, 2001 for the Series B Convertible Preferred Stock. In addition, the Series A Preferred Stock was included in the pro-forma basic and diluted loss per share calculation for the period from October 16, 2002 (the date of the amendment of certain provisions of the Series A Preferred Stock whereby these shares can be converted into the Company's Class A common stock so long as there exists sufficient authorized common stock to effect such conversion - See Note
13). The common stock issued and outstanding with respect to the pre-merger Zenascent stockholders has been included in the pro-forma basic and diluted earning (loss) per share since April 30, 2002, the effective date of the reverse merger. The effect of the recapitalization (See Reverse Merger in Note 4) on the Company's stockholders has been given retroactive application in the pro-forma earnings (loss) per share calculation.

Pro-forma diluted earnings (loss) per share reflects the amount of earnings available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants. Options, warrants, convertible debt and preferred stock to purchase approximately 9,885,000 shares of common stock were outstanding at December 31, 2002 but were not included in the computation of pro-forma diluted loss per share due to the options, warrants, convertible debt and preferred stock being antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3. Going Concern

The Company incurred a net loss of approximately $11,245,000 during the year ended December 31, 2002. In addition, the Company had a working capital deficiency of approximately $8,046,000, and a stockholders' deficiency of approximately $7,523,000 at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next twelve months or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

             CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Going Concern, continued:

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the year ended December 31, 2002, the Company had successfully obtained external financing through private placements of convertible debt and other short-term borrowings. Some of this debt has subsequently been converted to common stock or common stock to be issued of the Company. The Company has developed a plan to address liquidity in several ways, namely: 1) during the quarter ended December 31, 2002, the Company reduced the number of employees and reduced the compensation paid to management level employees, 2) consolidated from two offices to one office by closing the Southampton office, and 3) continued to explore sources of additional financing to satisfy its current operating requirements.

In addition, the Company has developed a plan to address liquidity in several ways, namely:

1) Continue to reduce operating costs;
2) Increase revenue by refocusing on existing properties and expand revenue base. The Company is in the process of launching an advertising sales initiative in Europe and expanding sponsorship sales in the United States;
3) Continue to pursue the promotion of premium level boxing events;
4) Pursue production partnerships and joint ventures, particularly with the Company's ThunderBox series;
5) Pursue additional sources of debt and equity financing to satisfy its current operating requirements; and
6) Continue to negotiate with existing debt holders to convert their notes into equity.

Note 4. Business Acquisition and Reverse Merger

Business Acquisition - Big Content

On March 15, 2002, the Company completed the acquisition of a 100% interest in Big Content, a company engaged in the business of acquiring, adapting, selling, licensing and marketing boxing-related programming, whether in film or other media. Big Content constitutes the Company's media segment.

The total purchase price of approximately $6,930,000 consisted of approximately $4,079,000 of the Company's common stock, representing approximately 30 shares of the then closely-held CKB (exchanged for 27,923 shares of Series C Preferred Stock in conjunction with the Reverse Merger), $1,000,000 in the form of a promissory note, cash advances to Big Content through March 15, 2002 aggregating approximately $1,801,000 and direct transaction costs of $50,000. There was no readily available market value for the Company's common stock and, thus, a value of approximately $4,079,000 was ascribed as the estimated fair value based on the fair value of the assets acquired determined with the assistance of an independent appraiser. The results of operations of Big Content are included in the consolidated financial statements commencing March 15, 2002.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Business Acquisition and Reverse Merger, continued:

Business Acquisition - Big Content, continued:

The allocation of the purchase price of the assets acquired and liabilities assumed based on the fair value as determined with the assistance of an independent appraisal of Big Content was as follows:

Intangible Asset - Video library                                                              $1,190,000
Intangible Asset - Heavyweight Explosion                                                       2,000,000
Intangible Asset - ThunderBox services                                                         2,800,000
Goodwill                                                                                       1,062,160
Other assets                                                                                      42,500
Property and equipment                                                                           164,533
Prepaid expenses                                                                                 130,000
Liabilities                                                                                     (459,193)
                                                                                         -----------------
                                                                                               $6,930,000
                                                                                         =================

The following unaudited pro forma information presents a summary of the results of operations of the Company, assuming the acquisition of Big Content occurred on January 1, 2001:

                                                                                                   For The Years
                                                                                                 Ended December 31,
                                                                                         -----------------------------------
                                                                                               2002              2001

 Revenues                                                                                     $15,549,423       $18,706,353
                                                                                       =================  ================
 Net loss applicable to common stock                                                         ($12,440,270)      ($1,299,593)
                                                                                         =================  ================
 Basic and diluted net loss per common share                                                       ($1.21)           ($0.15)
                                                                                         =================  ================
 Basic and diluted weighted average number of common shares outstanding                        10,301,240         8,442,992
                                                                                         =================  ================
 Pro-forma basic and diluted net loss per common share                                             ($0.28)           ($0.03)
                                                                                         =================  ================
 Pro-forma basic and diluted weighted average number of common shares outstanding              44,747,331        39,975,200
                                                                                         =================  ================

Reverse Merger

On April 30, 2002 the Company consummated its Agreement and Plan of Merger with Zenascent, Inc. ("Zenascent"), Cedric Kushner Boxing, Inc. ("CKB"), and the stockholders of CKB. Zenascent was previously an inactive public company shell. As a result of this reverse merger, CKB became a wholly-owned subsidiary of the Company. As consideration for the reverse merger, Zenascent issued to CKB's stockholders 399,752 shares of Zenascent's Series B Preferred Stock, initially convertible into approximately 39,975,200 shares of Zenascent's Common Stock. In addition, as consideration for the reverse merger, Zenascent issued to the former Big Content stockholders 27,923 shares of Zenascent's Series C Preferred Stock, convertible into approximately 2,792,300 shares of Zenascent's Common Stock along with a warrant to purchase 1,000,000 shares of Zenascent's common stock and entered into a consulting agreement with one of the former Big Content stockholders in exchange for 30 shares of CKB stock. The holders of shares of Series B Preferred Stock and Series C Preferred Stock are entitled to 100 votes per share of Preferred Stock. CKB's stockholders have voting control of Zenascent and, thus, the merger was accounted for as a reverse merger. The acquisition of Zenascent has been recorded based on the fair value of Zenascent's net liabilities, which amounted to approximately $2,794,000. The reverse acquisition was accounted for as a recapitalization. The financial statements are those of Cedric Kushner Boxing, Inc. and Subsidiaries prior to the date of the merger.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Business Acquisition and Reverse Merger, continued:
Reverse Merger, continued:

The warrant was initially exercisable immediately at an exercise price of $1.24 per share and could be exercised through a cashless exercise, at the option of the holder. On September 10, 2002, the Company executed an agreement to amend the terms of the warrant agreement. The total number of shares under the original agreement was reduced from 1,000,000 to 500,000 and the exercise price was reduced from $1.24 per share to $.62 per share. The warrant expires on April 30, 2007. The value of the warrant was accounted for as part of the purchase price of the acquisition. Additionally, the Company entered into a consulting agreement with one of CKB's stockholders whereby the stockholder will receive, at a minimum, $5,000 per week for ten years. The consulting agreement also entitled the stockholder to 10% of net profit, as defined in the agreement, for events generating total revenues in excess of $500,000, 20% of net profit from sales related to the acquired video library and 15% of net proceeds of any qualified financing, as defined in the agreement, to be used to redeem the stockholder's Series C Convertible Preferred stock at a share price equal to the liquidation preference value per share. The Company, however, had the ability to terminate the consulting agreement after covered payments, as defined in the agreement, of $4,300,000 were made no later than March 25, 2005 or $5,300,000 were made no later than March 25, 2012. As such, the Company recorded the minimum payments pursuant to the consulting agreement as additional purchase consideration at a present value of approximately $1,449,000 as of the Big Content merger date of March 15, 2002, using an imputed interest rate of 15% per annum.

The Series C Convertible Redeemable Preferred stockholders, pursuant to an agreement dated May 20, 2003, permanently waived the redemption provisions. The original terms of the Series C Convertible Preferred stock would have required a balance sheet classification outside of the equity section. However, due to the waiving of the redemption provisions prior to the issuance of the consolidated financial statements the Company has reflected the Series C Preferred stock as equity similar to the accounting required under SFAS No. 6 "Classification of Short-Term Obligations Expected to be Refinanced".

Costs related to effecting the merger, primarily professional fees, totaled approximately $681,000. Those costs have been expensed for the excess of the costs over the cash acquired as part of the merger.

Note 5. Prepaid Signing Bonuses, Net

In 2002, the Company paid approximately $141,000 in signing bonuses and the amortization of all bonuses for 2002 and 2001 was $59,979 and $368,554, respectively. Prepaid signing bonuses, net, consisted of the following at December 31, 2002:

                                                              Contract Period

Prepaid signing bonuses                           $110,854        2-3 years

Less: accumulated amortization                     (27,792)
                                                  ---------

Prepaid signing bonuses, Net                      $ 83,062
                                                  =========

Note 6. Property And Equipment, Net

Property and equipment, net, consisted of the following at December 31, 2002:

                                                                                 Useful Lives
Office equipment                                                $ 23,291            5-7 years
Furniture and fixtures                                            49,705            5-7 years
Automobile                                                        51,726             5 years
Set and ring costs                                                67,514             5 years
Website development costs                                         55,000             3 years
                                                               ----------
                                                                $247,236
Less: accumulated depreciation and amortization                 (156,784)
                                                               ----------
Property and Equipment, Net                                     $ 90,452
                                                               ==========

Depreciation   and   amortization   expense  of  property  and   equipment   was
approximately $50,000 and $43,000 for the years ended December 31, 2002 and 2001, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Goodwill

As a result of the significant losses incurred by the Company since the date of the acquisition of Big Content, an impairment analysis was performed of the Company's goodwill in accordance with SFAS No. 142. The fair value of the media assets was determined by calculating the present value of estimated future operating cash flows. This testing resulted in the determination that the carrying amount of the Company's goodwill at December 31, 2002, related to its acquisition of Big Content exceeded its fair value. Accordingly, in the fourth quarter of 2002, the Company recorded impairment charges of $1,104,660 on its goodwill. The impairment relates entirely to the Media segment.

Changes in the carrying amount of goodwill consisted of the following during the year ended December 31, 2002:

                                Balance as of December
 Goodwill                          31, 2001              Acquired in 2002  Impairment in 2002   December 31, 2002
-----------------               -----------------------  -----------------  -----------------    ------------------
 Other                                          $42,500                       ($42,500)          -
 Goodwill related to                                         $1,062,160     (1,062,160)          -
 acquisition of Big Content
                                -----------------------  -----------------  -----------------    ------------------
                                                $42,500      $1,062,160     ($1,104,660)         -
                                =======================  =================  =================    ==================

Note 8.   Intangible Assets, Net

As a result of the significant losses incurred by the Company since the date of the acquisition of Big Content, an impairment analysis was performed of the Company's intangible assets in accordance with SFAS No. 144. The fair value of the media assets was determined by calculating the present value of estimated future operating cash flows. This testing resulted in the determination that the carrying amount of the Company's intangible assets at December 31, 2002 exceeded its fair value. Accordingly, in the fourth quarter of 2002, the Company recorded impairment charges of $1,818,000 on its intangible assets.

The changes in the carrying amount of intangible assets during the year ended December 31, 2002 were as follows:

                                          Balance as of                                   Balance as of
 Intangible assets             Estimated  December 31       Acquired      Impairment       December        Accumulatedt
 subject to amortization:      Life          2001            in 2002        in 2002          2002            Amortization   Net
                              ------------------------------------------------------------------------------------------------------
 Acquired video library           5      $            -      $1,190,000  $                - $1,190,000       ($189,748)   $1,000,252
 ThunderBox Trademarks                                -       2,800,000     (1,577,000)      1,223,000        (223,233)      999,767
 and contractual relationships    10
 HWE Trademarks                                       -       2,000,000       (241,000)      1,759,000        (159,452)    1,599,548
 and contractual relationships    10
 Other                            1              20,000               -              -          20,000         (20,000)            -
 Acquired European
 Media Rights                     7                   -          40,000              -          40,000               -        40,000
                                        --------------------------------------------------------------------------------------------
                                         $       20,000      $6,030,000    ($1,818,000)     $4,232,000       ($592,433)   $3,639,567
                                        ============================================================================================

Amortization  expense of intangible  assets was $632,909 and $ -0- for the years
ended  December  31,  2002  and  2001,   respectively.   The  weighted   average
amortization period for intangible assets is 7.6 years.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Intangible Assets, Net, continued:

Amortization expense of intangible assets expected for the next five years is as follows:

 Amoritzation expense       Estimated Life     2003            2004            2005           2006          2007

 of Intangible Assets
---------------------------------------------------------------------------------------------------------------------
 Acquired video library           5            $238,000        $238,000       $238,000        $238,000       $48,252
 ThunderBox Trademarks            10            122,300         122,300        122,300         122,300       122,300
 and contractual relationships
 HWE Trademarks                   10            175,900         175,900        175,900         175,900       175,900
 and contractual relationships
 Acquired European                7               5,714           5,714          5,714           5,714         5,714
 Media Rights
                                          ---------------------------------------------------------------------------

                                               $541,914        $541,914       $541,914        $541,914      $352,166
                                          ===========================================================================




Note 9. Segment Data

The Company has two reportable segments: boxing promotions and media. The boxing promotions segment, which is primarily the Cedric Kushner Promotions subsidiary, produces and syndicates world championship boxing events for distribution worldwide. The media segment consists primarily of the Big Content subsidiary and manages the creation, distribution (domestically and internationally), and maintenance of all media holdings, including the Company's media library of videotaped boxing events and current original television programming.

The Company's reportable segments are strategic business units that offer different outputs. The following tables present information about the Company's business segments for the year ended December 31, 2002:

                                 For the year ended December 31, 2002
                                                                 ------------------------------------------------------------------
                                                                     Boxing promotions             Media               Total
                                                                 ------------------------------------------------------------------
Net revenue from external customers                                            $13,678,363           $1,817,670        $15,496,033
Operating loss                                                                  $3,760,277           $4,634,972         $8,395,249
Amortization of signing bonuses                                                    $59,979                    -            $59,979
Amortization of intangible assets                                                        -             $632,909           $632,909
Depreciation and amortization of property and equipment                                  -              $49,791            $49,791
Compensatory element of stock and warrant issuances for
selling, general and administrative expenses                                    $1,592,772                    -         $1,592,772
Loss on impairment of intangible assets                                                  -           $1,818,000         $1,818,000
Loss on impairment of goodwill                                                           -           $1,104,660         $1,104,660
Interest expense - other                                                          $455,201             $795,674         $1,250,875
Interest expense - related parties                                                $118,150             $144,610           $262,760
Interest income                                                                    $11,285                    -            $11,285

Total identifiable assets                                                         $164,270           $3,699,275         $3,863,545
Capital expenditures for property and equipment                                    $11,665                    -            $11,665
Capital expenditures for intangible assets                                               -              $40,000            $40,000


                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Segment Data, continued:

The following tables present information about the Company's business segments for the year ended December 31, 2001:

                                                                      For the year ended December 31, 2001
                                                                 ------------------------------------------------------------------
                                                                     Boxing promotions            Media               Total
                                                                 ------------------------------------------------------------------
Net revenue from external customers                                            $16,886,129                    -        $16,886,129
Operating loss                                                                    $933,777                    -           $933,777
Amortization of signing bonuses                                                   $368,554                    -           $368,554
Depreciation and amortization of property and equipment                            $43,353                    -            $43,353
Interest expense - other                                                          $260,283                    -           $260,283

Total identifiable assets                                                       $2,353,674                    -         $2,353,674
Capital expenditures for property and equipment                                    $30,176                    -            $30,176
Capital expenditures for intangible assets                                         $62,500                    -            $62,500

Foreign revenue disclosure

The Company had revenues from foreign sources in the amounts of approximately $1,562,000 and $1,610,000 for the years ended December 31, 2002 and 2001, respectively. This foreign source revenue accounted for 10.1% and 9.5% of total revenues for the years ended December 31, 2002 and 2001, respectively. Foreign source revenue is determined by the country in which the fight is broadcast.

Reconciliation of reportable segment operating loss to consolidated net loss

A  reconciliation  of  reportable   segment  operating  loss  to  the  Company's
consolidated net loss for the years ended December 31 2002 and 2001 is as follows:

                                                                             Years Ended December 31,
                                                                 -----------------------------------------------
                                                                            2002                    2001
                                                                 -----------------------------------------------
 Operating loss                                                                 ($8,395,249)           ($933,777)
   Litigation revenue,  net of related expenses of $734,000                              -            1,266,359
   Other income                                                                     17,040               11,190
   Interest expense - other                                                     (1,250,875)            (260,283)
   Interest expense - related parties                                             (262,760)                   -
   Financing costs paid in stocks and warrants                                  (1,091,751)                   -
   Loss on disposal of property and equipment                                     (247,705)                   -
   Interest income                                                                  11,285
   Other expenses                                                                  (25,000)                   -
                                                                 -----------------------------------------------
       Net (loss) income                                                        ($11,245,015)             $83,489
                                                                 ===============================================

Note 10. Notes And Loans Payable

The Company's notes and loans payable consisted of the following at December 31, 2002:

Line of Credit

The Company had a line of credit with a bank on which it defaulted. Interest was payable at an interest rate of 8.5% per annum. The credit line was secured by accounts receivable, the Company's contracts with boxers and personally guaranteed by officers of the Company, which included a lien against real estate owned by the President of the Company. Pursuant to an agreement with the bank dated February 20, 2003 the Company paid down the balance by $231,665 and agreed to a payment schedule for the remaining balance of $48,172. The balance on this line of credit at December 31, 2002 amounted to $250,770.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Notes And Loans Payable, continued:

Notes Payable

The Company had a $200,000 credit line through a bank. During 2001, the line of credit expired and the bank converted the outstanding amount to a note payable. The note is payable in 36 monthly principal payments of $5,549, plus 6% interest per annum. The note is secured by assets of the Company and personally guaranteed by certain stockholders of the Company. Furthermore, the President of the Company was required to subordinate $578,735 of his loans to the Company in connection with this note. The balance on this note at December 31, 2002 amounted to $127,683

On March 15, 2002, the Company acquired all of the outstanding stock of Big Content (See Note 4). As part of the consideration for the acquisition, the Company issued a promissory note for $1,000,000 to the sellers. The note bears interest at 10% per annum and is payable interest only, monthly, beginning April 1, 2002. The note will mature on March 14, 2012. The balance on this note at December 31, 2002 amounted to $1,000,000.

Note payable in connection with the settlement of Buster Mathis, Jr. v. Cedric Kushner et al. (See Note 17). The original principal amount of the note was $550,000 with interest at a rate of 2.9% per annum. The balance on this note at December 31, 2002 amounted to $525,000.

Note payable in connection with the settlement of Shane D. Mosley, Sr. v. Cedric Kushner Promotions, Ltd. (See Note 17). The original principal amount of the note was $660,359 with interest at a rate of 10% per annum. The note was originally due on February 28, 2003, and is now in default. The balance on this note at December 31, 2002 amounted to $610,359.

Note  payable in  connection  with the  judgment  against  the  Company by Zomba
Recording Corporation (See Note 17). The note is secured by assets of the Company, an apartment owned by the President of the Company, and the President also personally guarantees the note. Principal is payable monthly at $25,000 per month plus interest at the prime rate as reported by the bank on the first day of each calendar quarter which was 5.5% per annum at December 31, 2002. This note matures on September 30, 2003. The balance on this note at December 31, 2002 amounted to $266,874.

Note payable in the original principal amount of $150,000 with interest at a rate of 24.99% per annum. The note matured on December 19, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $150,000

Note payable in the original principal amount of $125,000 with interest at a rate of 24.99% per annum. The note matured on December 19, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $125,000

Note payable in the original principal amount of $25,000 with interest at a rate of 15% per annum. The note matured on December 3, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $25,000.

Note payable in the original principal amount of $25,000 with interest at a rate of 24.99 % per annum. The note matured on December 30, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $25,000.

Note payable in the original principal amount of $25,000 with interest at a rate of 24.99 % per annum. The note matured on December 30, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $25,000.

Note payable in the original principal amount of $40,000 with interest at a rate of 24.99 % per annum. The note matured on March 5, 2003, when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $40,000.

Note payable in the original principal amount of $100,000 with interest at a rate of 24.99% per annum. The note matured on December 31, 2002 when principal and unpaid interest were due. The note is currently in default. The balance on this note at December 31, 2002 amounted to $100,000.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Notes And Loans Payable, continued:
Notes Payable, continued:

Note payable in the original principal amount of $ 75,000 with interest at a rate of 6.5 % per annum. The note matured on October 30, 2002 when principal and unpaid interest were due. The note is currently in default. An automobile owned by the President of the Company secures the note. The balance on this note at December 31, 2002 amounted to $75,000.

Note payable in the original principal amount of $25,000 with interest at a rate of 23 % per annum. In connection with this note the Company issued warrants to purchase 10,000 shares of the Company's common stock, at 1.00 per share with a term of 3 years. The note is payable on demand. The balance on this note at December 31, 2002 amounted to $25,000.

Note payable in the original principal amount of $35,000 with interest at a rate of 23% per annum. The note is payable on demand. The balance on this note at December 31, 2002 amounted to $35,000.

Scheduled maturities of notes and loans payable at December 31, 2002 are as follows:

Year Ending December 31,
                2003                                   $2,268,344
                2004                                      137,342
                2005                                            -
                2006                                            -
                2007                                            -
                Thereafter                              1,000,000
                                                        ---------
Total notes and loans payable                           3,405,686

Less: Current portion                                   2,268,344
                                                        ---------

Notes and loan payable, less current portion           $1,137,342
                                                       ==========


Note 11. Notes Payable - Stockholders

Notes payable - stockholders consisted of the following at December 31, 2002:

Note payable due to the President of the Company dated September 16, 2002, bearing interest at 7 % per annum. Interest and principal on this note is due in full on September 15, 2005. Interest expense recorded on the note during the year ended December 31, 2002 and accrued interest at December 31, 2002 amounted to $4,428. The balance on this note as of December 31, 2002 was $253,000.

Note payable due to the President of the Company dated October 25, 2002, bearing interest at 7% per annum. Interest expense recorded on the note during the year ended December 31, 2002 and accrued interest at December 31, 2002 amounted to $7,750. Interest and principal on this note is due in full on September 25, 2005. The balance on this note as of December 31, 2002 was $442,857.

Note payable due to the President of the Company dated November 21, 2002, bearing interest at 7% per annum. Interest and principal on this note is due in full on November 20, 2005. Interest expense recorded on the note for the year ended December 31, 2002 and accrued interest at December 31, 2002 amounted to $1,162. The balance on this note as of December 31, 2002 was $95,000.

Note payable due to the President of the Company dated December 2, 2002, bearing interest at 7% per annum. Interest expense recorded on the note during the year ended December 31, 2002 amounted to $1,103. Interest and principal on this note is due in full on December 2, 2005. The balance on this note as of December 31, 2002 was $189,000. The President of the Company has subordinated $578,735 of his notes to a bank (See Note 10).

Note payable due to an officer of the Company dated December 20, 2002, bearing interest at 7% per annum. Interest and principal on this note was due in full on December 31, 2002. The balance on this note as of December 31, 2002 was $100,000.

Note payable to stockholder in connection with consulting agreement for Big Content acquisition (See Note 4) dated March 15, 2002, bearing interest at 15%. Principal and interest on this note are paid weekly in the amount of $5,000 per week through March 15, 2012. Interest expense recorded on the note for the year ended December 31, 2002 amounted to $157,788. The balance on this note as of December 31, 2002 was $1,273,087.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Notes Payable - Stockholders, continued:

Note payable due to a stockholder of the Company dated June 3, 2002, bearing interest at 24.99% per annum. Interest and principal on this note is due in full on December 2, 2005. The balance on this note as of December 31, 2002 was $12,500.

Note payable due to a stockholder of the Company dated June 7, 2002, bearing interest at 24.99% per annum. Interest and principal on this note is due in full on December 2, 2005. The balance on this note as of December 31, 2002 was $50,000.

Scheduled maturities of notes payable - stockholders at December 31, 2002 are as follows:


    Year Ending December 31,
               2003                             $234,461
               2004                               93,022
               2005                            1,080,884
               2006                              117,350
               2007                              136,313
           Thereafter                            753,414
                                               ---------
Total notes payable - stockholders             2,415,444

Less: Current portion                            234,461
                                               ---------

Note payable - stockholders,
  less current portion                        $2,180,983
                                              ==========

Note 12. Convertible Debt

During the period from March 2002 through June 2002, the Company raised $895,500 through the issuance of convertible notes. The notes bear interest at a rate 10% per annum, compounded annually, and shall be due on or before the earlier of either June 30, 2003 or an "event of default" as defined in the notes. Upon the closing of any private placement, the notes will automatically be converted into shares of common stock at a conversion price equal to $1.00 per share. Each note holder also received 1 warrant for each 2 dollars they loaned to the Company. The warrants are convertible into the Company's Class A common stock at an exercise price of $.50 with a 5-year term.

The Company recorded a deferred debt discount in the amount of $895,500 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital.

Additionally, the fair value of the warrants was calculated and recorded as a further reduction to the carrying amount and as addition to paid-in capital.

The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the year ended December 31, 2002 was $506,509, and this amortization is recorded as financing costs paid in stocks and warrants for the value of the warrants and interest expense for the value of the beneficial conversion feature.

During 2002, the Company amortized debt discount of $522,657 for the value of warrants and a beneficial conversion feature that related to $595,000 of convertible debt from 2001. The Company repaid $150,000 of this convertible debt during 2002. The remaining $445,000 of convertible debt was converted to common stock to be issued (See Note 13).

The Company assumed $525,000 of convertible debt along with 262,500 warrants in connection with the reverse merger with Zenascent. The warrants have an exercise price of $0.50 per share and have a five year term with piggy-back registration rights. The convertible debt of $525,000 along with $18,397 of related accrued interest was converted into 569,028 shares of the Company's Class A common stock (See Note 13).

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stockholders' Deficiency

Common Stock

The Company has two classes of common stock authorized as of December 31, 2002.

Class A

The Company is in the process of amending its certificate of incorporation to increase the authorized number of Class A common stock to 100,000,000 in order to have shares available for shares committed under stock option plans, warrants, common stock to be issued, convertible debt and preferred stock and stock to be issued in the future under a consulting agreement. A summary of shares required to be available as of December 31, 2002 is as follows:

         Number of Shares
         of Class A Common Stock
         Required to be Available

         Common stock issued                         10,768,991
         Stock option plans                             315,832
         Warrants                                     5,921,486
         Common stock to be issued                    5,695,595
         Convertible debt                               917,206
         Preferred stock - Series A                   1,175,000
         Preferred stock - Series B                  19,987,600
         Preferred stock - Series C                   2,792,210
         Consulting agreement                           250,000
                                                     ----------
                  Total                              47,823,920
                                                     ==========

The Company issued its Class A common stock during the year ended December 31, 2002 as follows:

On April 30, 2002, 10,009,047 shares were issued in connection with the reverse merger transaction with Zenascent (See Note 4).

In May 2002, an officer of the Company completed a cashless exercise of 30,000 options and was issued 21,356 shares of stock.

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

The Company has recorded the fair value of the 300,000 shares to be issued of the Company's common stock of $300,000 on the date of the agreement as an adjustment to deferred consulting fees and as common stock to be issued. It is amortizing the expense over the life of the agreement. The amortization expense of $92,260 has been reflected as compensatory element of stock issuances of selling, general and administrative expenses in the Company's consolidated statement of operations.

On September 6, 2002, the Company issued 10,000 shares of its common stock valued at $10,000 in payment of interest on past due notes.

On October 1, 2002 , the Company issued 5,000 shares of its common stock valued at $5,000 to an attorney as payment for services rendered that has been reflected as compensatory element of stock issuances of selling, general and administrative expenses in the Company's consolidated statement of operations.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stockholders' Deficiency, continued:
Common Stock, continued:

In July 2, 2002, the Company and an investor group finalized a settlement related to Big Content. The Company and the investor group agreed to create a limited liability company with the assets associated with ThunderBox and for the investor group to acquire a 17% interest in a limited liability company that has not yet been created. The Company continues to own 100% of the assets associated with ThunderBox. The agreement also entitles the investor group to receive 40% of the initial $250,000 of distributions made (if any) by the Company. The Company has an option to repurchase the 17% of the limited liability company from the investor group for a price determined in accordance with certain terms in the agreement. The Company also agreed to issue 300,000 shares of the Company's common stock to the investor group as additional settlement, comprised of an initial issuance of 30,000 shares upon execution of the settlement agreement, plus 33,750 shares over each of the next eight fiscal quarters starting September 30, 2002. The Company has recorded the fair value of the Company's common stock on the date of the agreement for prior services rendered, which amounted to $300,000, as compensatory element of stock issuances for selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2002 and common stock to be issued in the accompanying consolidated balance sheet.

During September 2002, the Company entered into three stock purchase agreements for the sale of 169,000 shares of the Company's Class A Common stock for a price of $0.75 per share. The Company received the proceeds from the sale during October 2002 of $114,300 (which was net of commissions on the sale of approximately $12,500) and has recorded the amount as common stock to be issued.

On October 30, 2002, the Company entered into an agreement with a stockholder whereby the Company would acquire 200,000 shares of the Company's Class A common stock owned by the stockholder in exchange for 400,000 unrestricted shares of the Company's Class A common stock with piggyback conversion rights. The value of the Company's stock on the date of this transaction was $1.01 per share. The Company recorded the fair value of the stock to be issued on the date of the agreement as $404,000 of common stock to be issued; $202,000 as treasury stock and $202,000 as financing costs paid in stock. The Company utilized 40,000 of this treasury stock for a $40,400 payment of prior professional services rendered and recorded this amount as a reduction to treasury stock and as a compensatory element of stock issuances of selling, general and administrative expenses on the accompanying consolidated statement of operations. On November 6, 2002, the Company sold 160,000 shares of this treasury stock for $119,721. The loss on the sale of these treasury shares of $41,879 was recorded as a common stock to be issued.

During the quarter ended September 30, 2002 a stockholder converted 17,500 shares of Series A Preferred Stock in exchange for 175,000 shares of the Company's Class A common stock.

In connection with the Agreement and Plan of Merger with Zenascent (See Note 4), the Company agreed to issue 469,186 Class A common shares of the Company for the conversion $445,000 of convertible debt and $24,186 of accrued interest on the convertible debt. As the shares were not available to be issued, the Company recorded the transaction as common stock to be issued of $469,186. During October 2002, one of the note holders amended their agreement whereby a portion of the accrued interest was to be paid in cash instead of stock. Accordingly, common stock to be issued was reduced by 10,421 shares and $10,421 for this amendment.

Class B

The Company has 5,000,000 shares of its Class B, $ .01 common stock authorized of which none were issued and outstanding as of December 31, 2002.

Preferred Stock

The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of Preferred Stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of Preferred Stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. Furthermore, the Board of Directors could issue Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of the Common Stock.

Series A Convertible  Preferred Stock
There are 500,000 authorized shares of a Series A convertible preferred stock. Each share of Series A preferred stock is convertible into 10 shares of common stock and pays a cumulative dividend of 8% per annum on the liquidation preference of $3 per share. At the date of the reverse merger, there were 135,000 shares of Series A convertible preferred stock outstanding along with 1,350,000 common stock purchase warrants, exercise price $.30 per share, that were originally sold for $405,000.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stockholders' Deficiency, continued:
Series A Convertible Preferred Stock, continued:

The dividends are accruable if the Company does not amend its certificate of incorporation to increase the number of Class A common stock available to allow for the conversion of all of the Series A convertible preferred stock. As the Company has not yet amended its certificate of incorporation, the Company has accrued dividends of $30,994 during the year ended December 31, 2002 related to the Series A convertible preferred stock. The Company has a dividend arrearage of $49,936 ($0.43 per share) at December 31, 2002.

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

Series B Convertible Preferred Stock
In connection with the reverse merger with Zenascent, the Company's Board of Directors authorized and issued 399,752 shares of a Series B convertible preferred stock. The Series B convertible preferred stock, as amended (see below), is convertible into 50 shares of the Company's common stock (19,987,600) any time at the option of the holders or automatically upon ratification by the Company's stockholders of an increase in the amount of authorized shares. The stock, as amended, has a liquidation preference value of $2,430,000.

On September 30, 2002, two officers of the Company, entered into a Stock Amendment and Issuance Agreement ("SAIA") which provided that the Company's Series B Convertible Preferred Stock ("Series B Stock"), held only by those two officers, would be modified such that each share of Series B Stock would be convertible into only 50 shares of the Company's common stock, instead of 100 shares, as previously provided. The SAIA also provides that the aggregate liquidation preference of the Series B Stock would be reduced from $4,860,000 to $2,430,000. In consideration for their acceptance the Board of Directors authorized and issued to these officers shares of a Series D Preferred Stock (the "Series D Stock") (see below).

In October 2002, the Company amended its Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock to amend the conversion ratio of such stock from 100 to 50. Accordingly, the 399,752 shares of Series B Stock are now convertible into an aggregate of 19,987,600 shares of the Company's common stock.

Series C Convertible Redeemable Preferred Stock
In connection with the Big Content acquisition, the Company's Board of Directors authorized and issued 27,923 shares of a Series C Convertible Redeemable
Preferred  stock.  The  Series C  Convertible  Redeemable  Preferred  stock,  as amended, is convertible into 100 shares of the Company's common stock (2,792,210) any time at the option of the Company. The stock, as amended, has a liquidation preference value of $4,500,000. The Series C Convertible Preferred stock is no longer redeemable as a result of the waiver of the redemption provisions dated May 20, 2003 (See Note 4).

Series D Preferred Stock
In connection with the amendment of the Series B Stock discussed above, the SAIA provided for the issuance to the Series B preferred stockholders shares of a new series of preferred stock, Series D Preferred Stock, par value $0.01 per share (the "Series D Stock"), which has no right to receive dividends and is not convertible into the Company's common stock, but will vote together with the Company's Common Stock, with each share of Series D Stock having 50 votes. The Series D Stock carries an aggregate liquidation preference value of $2,430,000.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stockholders' Deficiency, continued:

Warrants

Warrant activity and weighted average exercise prices for the years ended December 31, 2002 and 2001 were as follows:

                                                                                 Number              Weighted Average
                                                                                of Shares             Exercise Price

Outstanding, January 1, 2001 and 2002                                                    -                        -

Warrants outstanding in connection with the reverse merger with Zenascent        7,341,822                    $3.70

Issued in connection with the acquisition of Big Content                           500,000                      .62

Issued in connection with convertible debt and notes payable                       797,500                      .50

Issued to an employee in connection with employment agreement                    1,000,000                      .50

Issued in connection with accrued interest on a note payable                        10,000                     1.00

Issued in connection with investment advisory services                             108,940                     1.15

Expired                                                                         (3,837,026)                   (5.92)
                                                                               ------------                  -------

Outstanding, December 31, 2002                                                   5,921,486                   $  .76
                                                                               ============                  =======

During the period from March 2002 to May 2002, 447,750 warrants were issued at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period, which expires at various dates from March 22, 2007 to May 28, 2007. The fair value of the warrants of $475,115 was estimated at prices ranging from $.96 to $1.13 per warrant on the date of issuance using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2002 included in the consolidated statement of operations amounted to $252,979.

There were 337,500 of warrants that were issued prior to the reverse merger at an exercise price of $0.50 per share in connection with convertible debt that was converted into common stock to be issued during 2002. The warrants are exercisable over a five-year period, which expire at various dates through December 2006. The fair value of the warrants was estimated at $1.00 per warrant on the date of issuance using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2002 included in the consolidated statement of operations amounted to $297,500.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13. Stockholders' Deficiency, continued:

Warrants, continued:

There were 262,500 of warrants that were issued prior to the reverse merger at an exercise price of $0.50 per share in connection with convertible debt that was converted into common stock during 2002. The warrants are exercisable over a five-year period, which expire at various dates through April 2007. The fair value of the warrants of $270,375 was estimated at $1.03 per warrant on the date of issuance using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2002 included in the consolidated statement of operations amounted to $270,375.

During April 2002, 1,000,000 warrants at an exercise price of $0.50 per share were issued in connection with an employment agreement (See Note 15). The warrants are exercisable over a seven-year period, which expires on April 1, 2009. The intrinsic value of the warrants was $0.53 per warrant on the date of issuance. Compensation related to these warrants for the year ended December 31, 2002 included in the consolidated statement of operations amounted to $397,500.

During September 2002, 56,440 warrants exercisable at $1.29 and 52,500 warrants exercisable at $1.00 were issued for investment advisory services. The warrants are exercisable over a five-year period expiring September 29, 2007. The fair value of the warrants was estimated to be $.75 and $.78 per warrant, respectively on the dates of issuance using the Black-Scholes pricing model. Compensation related to these warrants for the year ended December 31, 2002 included in the consolidated statement of operations amounted to $83,270.

During September 2002, 10,000 warrants exercisable at $1.00 per share were issued in connection with interest on a note payable. The warrants are exercisable over a five-year period expiring September 18, 2007. The fair value of the warrants was estimated at $.68 per warrant on the date of issuance using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2002 included in the consolidated statement of operation amounted to $6,828.

During October 2002, 350,000 warrants at an exercise price of $0.50 per share were issued in connection with convertible debt that has been converted into common stock to be issued. The warrants are exercisable over a five-year period expiring October 16, 2007. The fair value of the warrants of $213,500 was estimated at $.61 per warrant on the date of issuance using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2002 included in the consolidated statement of operation amounted to $213,500.

Stock Options

On September 4, 1996, Zenascent adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "1996 Plan") allowing the Company to issue 500,000 incentive stock options to employees and non-qualified stock options to either employees or consultants. The total number of shares with respect to which options may be granted was increased to 1.15 million on January 24, 1997.

In June 1998 Zenascent adopted the 1998 Incentive and Non-Qualified Stock Option Plan (the "1998 Plan") allowing the Company to issue 800,000 incentive stock options to employees and non-qualified stock options to either employees or consultants.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stockholders' Deficiency, continued:
         Stock Options, ontinued:
Warrants

The Company has issued various stock options to employees and consultants. The options' vesting period varies from full vesting upon issuance of options to vesting over a three-year period. Stock option share activity and weighted average exercise price under these plans for the years ended December 31, 2002 and 2001 were as follows:

                                                                                        Weighted Average
                                                                                         Exercise Price
                                                               Number of Options            per Share
 Balance, January 1, 2001                                              -

 Balance, January 1, 2002                                              -
 Options outstanding in connection with the reverse merger
  with Zenascent                                                     196,832                  $0.60

 Granted                                                             149,000                   1.11

 Exercised                                                           (30,000)                  (.34)
                                                                    ---------                 ------

Balance, December 31, 2002                                           315,832                  $1.13
                                                                    =========                 ======

Exercisable at December 31, 2002:                                    315,832                  $1.13
                                                                    =========                 ======

Options outstanding and exercisable by price range as of December 31, 2002:

                                           Weighted Average     Weighted Average
      Range of                Number      Remaining Contractual     Exercise
   Exercise Price           of Options         Life in Years         Price

       $0.23 - $0.38          82,166               4.9                 $0.31

               $0.72           6,666               1.1                 $0.72

        $1.07 - 1.43         224,000               4.7                 $1.35

               $6.00           3,000               1.9                 $6.00
                            --------
                             315,832
                            ========

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2002 and 2001, the Company had provided a 100% valuation allowance for the deferred tax assets of approximately $6,000,000 and $2,200,000, respectively, because the ultimate realization of this asset is uncertain.

At December 31, 2002 and 2001, the Company had net operating loss carry-forwards for Federal tax purposes of approximately $15,700,000 and $5,700,000, respectively, which were available to offset future taxable income, if any, through 2014. Under Federal Tax Law IRC Section 382, certain significant changes in ownership of the Company, including the reverse merger transaction (See Note
4) may restrict the future utilization of these tax loss carry-forwards.

Note 15. Commitments and Contingencies

Consulting Agreement

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

David Tua Agreements

Pursuant to a Sale and Purchase  Agreement  (the "Sale  Agreement")  dated as of
December 24, 2002 among Sports Tech, Ltd. ("Sports Tech"), Cedric Kushner Promotions, Ltd. ("CKP") and, for limited purposes, the Company and a Consent Agreement ("Consent") dated as of December 24, 2002 among David Tua, CKP and Tuaman, Inc., CKP acquired all of Sports Tech's right, title and interest in and to an exclusive promotional agreement (the "Tua EPA") with David Tua ("Tua"), a leading heavyweight contender. The term of the Tua EPA is for three years beginning on December 1, 2002, subject to certain options by CKP to extend such term based upon Tua being declared the world champion or number one contender. Pursuant to the Sale Agreement, CKP and the Company have agreed, among other things, to issue to Sports Tech 1,500,000 unregistered and restricted shares of common stock of the Company (provided that 250,000 of such shares have piggyback registration rights) with additional shares of common stock to be issued contingent upon Tua's future performance. Pursuant to the Consent, under certain circumstances relating to the success of the equity sale, CKP may be obligated to make certain non-interest bearing advances of purses to Tua.

The Company has recorded the fair value of the 1,500,000 original shares of Company's stock to be issued of $1,065,000 on the date of the Sale Agreement as an adjustment to deferred signing bonuses and common stock to be issued and is amortizing the deferred signing bonus over the three year term of the related Tua EPA. Amortization of deferred signing bonus under this agreement for the year ended December 31, 2002 included in the consolidated statement of operations amounted to $29,583.

Simultaneously with the execution of the Sale Agreement and the Consent, CKP entered into an agreement (the "America Presents Agreement") with America Presents Boxing LLC ("APB"), Tua's prior promoter, whereby APB released Tua from an Exclusive Co-Promotion Agreement (the "Co-Promotion Agreement") dated as of March 26, 2002 between APB and Cedric Kushner Boxing, Inc.. Pursuant to the America Presents Agreement, CKP paid APB $400,000 and issued APB a $200,000 contingent promissory note (the "Contingent Note") which provided for payment of such amount if Tua was not declared the loser in his March 2003 bout ("Rahman Bout") with Hasim Rahman. The Rahman Bout ended in a draw and CKP paid the Contingent Note following the Rahman Bout.

As part of the Sale Agreement, Sports Tech acknowledged that the Company did not have the 1,500,000 shares available to issue in accordance with the agreement. In addition, if the average closing price of the Company's Class A common stock for the 30 day period prior to the Rahman Bout was below $1.00 per share, the shares to be issued under the section of the Sale Agreement would increase to 1,700,000. The average price of the Company's Class A common stock 30 days prior to Rahman Bout was below $1.00 per share and therefore the Company was obligated to issue an additional 200,000 shares. In April 2003, the Company recorded the fair value of the additional 200,000 shares of common stock to be issued at $132,000 based upon the price of the stock on the date that the Company became obligated to issue the shares.

            CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Commitments and Contingencies, continued:

David Tua Agreements, continued:

Simultaneously with the closing of the Sale Agreement and the Consent, CKP sold 50% of its economic interest in the Tua EPA to various participants (the "Tua Participants") pursuant to separate agreements (each a "Tua Participation
Agreement") for an aggregate amount equal to $400,000. Such Tua Participation Agreements provide, among other things, that the first $400,000 of net revenues derived from the Tua EPA shall be remitted to the Tua Participants on a parri passu basis and that CKP shall cause the Company to issue to each Tua Participant a warrant to purchase unregistered and restricted shares of common stock of the Company with an aggregate value equal to 10% of the amount invested by each Tua Participant. Subsequently, the Company, Cedric Kushner, and two of the Tua Participants entered into separate agreements whereby the Company agreed that if (a) Cedric Kushner shall die after the date of the Agreement and such Tua Participant shall not have recouped the its original investment of $100,000 (the "Tua Amount") or (b) such Tua Participant has not recouped the Tua Amount on or prior to 24 months from February 23, 2003, such Tua Participant shall have the right to sell its rights and interest in and to the Tua EPA to the Company at a price equal to the difference, if any, between the Tua Amount and the amount recouped as of such date Kushner dies or the expiration of the 24 month period, as applicable.

Employment Agreement

On August 19, 2002, the Company signed an employment agreement with an employee of Company. The Agreement was effective as of April 1, 2002 and is for a period of three years. The terms of the Agreement provide for compensation at a rate of $200,000 per year and warrants to purchase 2,000,000 shares of Common Stock at exercise prices ranging from $.50 to $.60 (subject to customary anti-dilution provisions and certain adjustments relating to the initial percentage discount of such options to the fair market value of the Common Stock). The warrants shall have a term of seven years, "cashless exercise" feature and piggyback registration rights. The warrants shall be subject to a two year vesting period, with warrants to purchase: 1,000,000 shares of Common Stock vesting on a pro rata basis on the first day of each month during the first year of employment (i.e. 83,333 per month); warrants to purchase 500,000 shares of Common Stock vesting at the beginning of the second year of employment; and warrants to purchase 500,000 shares of Common Stock vesting at the beginning of the third year of employment.

The Company is recording the intrinsic value of the warrants as additional salary and as an increase to additional paid-in capital over the vesting period. This agreement was mutually terminated on April 4, 2003.

Investor and Public Relations Agreement

On May 13, 2002 the Company entered into agreements with investor Relation Services, Inc, ("IRSI") and Summit Trading Limited ("Summit") (collectively the "Consultants") to provide investor and public relations services. The agreement engaged the consultants to provide one or more investor relations plans as well as assistance in the coordination and execution of the agreed upon plan or plans. A plan would include several services as defined in the agreement. The agreement is effective for the period from May 13, 2002 through May 12, 2005. As compensation of the services, the Company was to issue the Consultants 2,631,580 shares of Class A common stock of the Company. The fair value of the shares to be issued of $3,236,843 was recorded as deferred consulting fees and common stock to be issued based upon the value of the common stock on the date that agreement was entered into. Deferred consulting fees are amortized over the three-year life of the agreement. Amortization expense related to this agreement for the year ended December 31, 2002 amounted to $674,341 and has been included in compensatory element of stock issuances for selling, general and administrative expenses in the accompanying consolidated statements of operations.

In August 2002, the Company terminated the contract for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud. In February 2003, Summit filed arbitration against the Company arising from the termination by the Company of the agreement. On May 28, 2003, a mediation session was held but was unsuccessful and did not result in a settlement. Pursuant to the contract between the parties, it is anticipated that the matter will now proceed to arbitration. Arbitration has not been selected and no arbitration date has been scheduled.

Management of the Company believes that it is premature to fully assess the likelihood of success in defending the claims asserted. However, a preliminary determination shows a substantial factual basis for the Company's termination of the agreements. However, the Company is unable to predict the outcome of the dispute and accordingly, no further adjustment has been made in the consolidated financial statements relating to this agreement.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Commitments and Contingencies, continued

Late Filings

On May 20, 2003, at approximately 9:45 p.m., the Company filed its Form 10-KSB for the period ended December 31, 2002 with the Securities and Exchange Commission. Prior to making its filing, the Company's former independent certified public accountant ("former Auditor") informed the Company that all of their comments on the 10-KSB must be addressed prior to filing or the Company would not have their approval to include former Auditor's opinion on the December 31, 2001 audit. Also, prior to such filing, the Company's current independent certified public accountant ("current Auditor") orally advised the Company and confirmed said conversation by transmitting an e-mail to the Company, that was electronically dated at 6:46 p.m., that they had not had the opportunity to review the latest draft of the Company's Form 10-KSB and as such were not in a position to authorize the filing with the inclusion of their audit opinion. Prior to and after such communications, the Company and representatives of the former and current Auditors (the "Auditors") continued their efforts to address any outstanding comments that were required to complete the audit of the Company's consolidated financial statements and to obtain the approval of the Auditors in connection with the filing of the Form 10-KSB and to the inclusion of their reports therein.

Thereafter, on May 21, 2003, the Auditors notified the Company that certain of their requested comments and changes that were provided to the Company were not included in the filing that was made. In addition, the Auditors also notified the Company that they had not provided their approvals with respect to said filing, and that they did not authorize the inclusion of their reports with respect to the Company's consolidated financial statements.

In light of the foregoing, the Company undertook a review of the events surrounding the filing, and has concluded that the filing was made without the authority and approval of the Auditors. In addition, the Company has concluded that, in accordance with its filing and other disclosure obligations under the Securities Exchange Act of 1934, it was in the best interest of all parties concerned to prepare and file a Form 10-KSB/A which omits the Auditors' reports contained in the original Form 10-KSB filed on May 20, 2003.

An amended Form 10-KSB/A was filed on May 23, 2003 without the reports of the Auditors with respect to the Company's consolidated financial statements. In addition, the Company filed Form 8-K on the same day. Further, the Company began aggressively seeking to have the amended report reviewed by the Auditors and to have the Auditors provide any additional comments required to complete their reports and to provide their approvals in connection with the filing.

The Company's consolidated financial statements do not reflect a reserve for any potential fines, penalties or other liabilities that may result from such filings.

Lease Obligations:

On April 4, 2003, the Company entered into a lease agreement for its New York City based administrative offices. The lease commenced on February 1, 2003 and continues until January 31, 2008.

The minimum annual lease payments required under the lease agreement are:

              Year
             Ending
            December 31,   Annual Rent
            ------------   --------------
                2003             $64,314
                2004              71,460
                2005              80,107
                2006              98,308
                2007             100,028
                Thereafter         8,482
                                --------
                                $422,698
                                ========

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.   Related Party Transactions

The Company rented both its New York City and Southampton offices from the President of the Company on a month-to-month basis for the year ended December 31, 2002. Related party rent amounted to $120,000 for these premises during the year ended December 31, 2002.

The Company utilized free office space owned by a stockholder during 2001. Rent for this space was imputed at a monthly rate of approximately $2,500 per month and, accordingly, $30,000 was included in additional paid-in capital for the year ended December 31, 2001. The Company's president and majority stockholder did not receive a salary for his services during 2001. As such, the Company accrued an annual salary of $165,000 for the year ended December 31, 2001 and, accordingly, recorded this amount as additional paid-in capital.

Note 17. Litigation

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter has been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. All amounts have been accrued for as of December 31, 2002.

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of December 31, 2002, the unpaid balance owed to Zomba by CKP was approximately $267,000. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if the Company is unsuccessful in securing financing to fund this obligation.

On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. As of December 31, 2002, the Company had accrued approximately $610,000 on its books as a liability to the boxer. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company.

In December 2001, Buster Mathis, Jr., a boxer, filed an action against CKP and Mr. Kushner in the United States District Court, Southern District of New York alleging fraud and unjust enrichment relating to a fight against Mike Tyson in December 1995. In October 2002, a jury awarded Mr. Mathis $702,000 (including interest at a rate of 9% per annum from December 16, 1995), and the Company initially established a reserve of $702,000 during the quarter ended September 30, 2002.

On April 18, 2003, the Company entered into a Settlement Agreement ("Mathis SA") with Buster Mathis, Jr. ("Mathis") regarding the action filed by Mathis. Subject to full performance of the terms and conditions of the Mathis SA, all claims between Mathis and the Company and its affiliates were compromised and settled in consideration for the payment by the Company of the principal sum of $550,000 with interest at the rate of 2.9% per annum. The Company recorded an adjustment in the fourth quarter of approximately $152,000 relating to the reduction in the accrual as a result of the Mathis SA. This settlement sum is payable in certain installments that commenced on December 17, 2002 and continue until September 15, 2004.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Litigation, continued:

If Mathis elects to sell the Mathis Shares, the Company has agreed to guaranty that the sale proceeds from the sale of these Mathis Shares equals the Share Value. In further consideration for Mathis granting the Company the above option, the Company has agreed to deliver to Mathis at the same time the Mathis Shares are issued, an additional amount of shares of freely-tradable, unrestricted common stock of the Company equal to 10,000 shares for each calendar month after May 2003 that the Mathis Shares have not been delivered to Mathis (with Mathis' entitlement vesting on the first calendar day of each month commencing on June 1, 2003). For example, in the event the Mathis Shares are not delivered until September 15, 2003, the Company is required to deliver to Mathis an additional 40,000 shares of the Company's common stock, which will have vested 10,000 shares each on June 1, July 1, August 1, and September 1, 2003, respectively. The Company has agreed to not make any extraordinary payments that are also outside the ordinary course of business to creditors, stockholders or employees. The settlement amounts are additionally secured by a lien on the Company's President's East Hampton residence.

In the normal course of business, the Company is involved in legal disputes concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, certain service providers, and other issues. At December 31, 2002, the Company had accrued an aggregate of approximately $179,000, representing its estimated exposure from these legal disputes. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

Note 18.  Major Customer

Revenue from one customer accounted for approximately 62% and 71% of revenues for the years ended December 31, 2002 and 2001, respectively.

Note 19.  Subsequent Events

From January 1, 2003 to May 15, 2003, the Company borrowed approximately $856,000 from various third parties pursuant to several promissory notes. The notes are all short-term and accrue interest at various rates per annum.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Subsequent Events, continued:

On March 10, 2003, CKP entered into an agreement with America Presents Boxing LLC ("APB") whereby APB sold, transferred and assigned to CKP all right, title and interest in and to APB's library (the "Library") of professional boxing contests and promotional rights (the "Promotional Rights," and together with the Library, the "APB Assets") in certain boxers. The purchase price for the APB Assets was $250,000 (the Fixed Amount") (subject to a price reduction if APB is not able to provide supporting documentation for a minimum number of programming hours of the Library) to be paid in equal monthly installments of $4,167 as well as an additional payment of $250,000 (the "Contingent Amount"), contingent upon the aggregate gross purse amounts of David Tua. CKP also agreed to pay a certain percentage of the net proceeds derived from the Promotional Rights to reduce the balance of the Fixed Amount.

On May 28, 2003, the Company borrowed $200,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company issued 400,000 warrants to purchase shares of common stock in connection with the note, at an exercise price of $.10 per share. The warrants will expire five years from the date of issuance.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT, continued:

Section 16(a) Beneficial Ownership Reporting Compliance, continued:

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

                   Annual Compensation Long-Term Compensation

                                                                             Awards                         Payouts

 Name and                    Year      Salary        Bonus   Other Annual Restricted     Securities       LTIP Payout  All Other
Principal Position                                           Compensation Stock Awards   Underlying                    Compensation
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

(3) Consists of a warrant to purchase 133,334 shares of Common Stock at an exercise price of $.45 per share granted on May 1, 2001, 112,500 options to purchase Common Stock granted during the period from February 2001 through January 2002 and options to purchase a total of 37,500 shares of Common Stock granted on June 13, 2002. The options have exercise prices ranging from $0.23 to $1.44.

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

                                                        Amount and
                                                          Nature                Beneficial
Name and Address of Beneficial Owner,                   Beneficial              Ownership
as of December 31, 2002                                 Ownership               Percentage (1)
----------------------------------------------------------------------------------------------
 Directors and Officers
 Steven Angel                                              418,334       (3)       3.9%
     Cedric Kushner Promotions, Inc
     1414 Avenue of Americas, Suite 1402
     New York, New York 10019

 Cedric Kushner                                         17,342,715       (3)(7)   49.4%
     Cedric Kushner Promotions, Inc
     1414 Avenue of Americas, Suite 1402
     New York, New York 10019

 James DiLorenzo                                         3,616,540       (4)(7)   10.3%
     Cedric Kushner Promotions, Inc
     1414 Avenue of Americas, Suite 1402
     New York, New York 10019
                                                     --------------             --------------
 All Directors and officers as a Group (3 persons)      21,377,589       (5)      60.9%
                                                     --------------             -------------

 Other Shareholders
 Elliot Davis                                            2,766,666       (6)       7.9%
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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, continued:

Security Ownership of Certain Beneficial Owners and Management, continued:

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

The Company rented both its New York City and Southampton offices from the president of the Company on a month-to-month basis for the year ended December 31, 2002. Rent amounting to $120,000 was paid for these premises during the year ended December 31, 2002.

The Company utilized free office space owned by a stockholder during 2001. Rent for this space was imputed at a monthly rate of approximately $2,500 per month and, accordingly, $30,000 was included in additional paid-in capital for the year ended December 31, 2001. The Company's president and majority stockholder did not receive a salary for his services. As such, the Company has accrued an annual salary of $165,000 for the year ended December 31, 2001 and, accordingly, has recorded this amount as additional paid-in capital.

Notes Payable - Stockholders

Notes payable - stockholders consisted of the following at December 31, 2002:

Note payable due to the President of the Company dated September 16, 2002 , bearing interest at 7 % per annum. Interest and principal on this note is due in full on September 15, 2005. Interest expense recorded on the note during the year ended December31, 2002 and accrued interest at December 31, 2002 amounted to $4,428. The balance on this note as of December 31, 2002 was $253,000.

Note payable due to the President of the Company dated October 25, 2002, bearing interest at 7 % per annum. Interest expense recorded on the note during the year ended December31, 2002 and accrued interest at December 31, 2002 amounted to $7,750. Interest and principal on this note is due in full on September 25, 2005. The balance on this note as of December 31, 2002 was $442,857.

Note payable due to the President of the Company dated November 21, 2002, bearing interest at 7 % per annum. Interest and principal on this note is due in full on November 20, 2005. Interest expense recorded on the note for the year ended December 31, 2002 and accrued interest at December 31, 2002 amounted to $1,162. The balance on this note as of December 31, 2002 was $95,000.

Note payable due to the President of the Company dated December 2, 2002, bearing interest at 7 % per annum. Interest expense recorded on the note during the year ended December 31, 2002 amounted to $ 1,103. Interest and principal on this note is due in full on December 2, 2005. The balance on this note as of December 31, 2002 was $189,000. The President of the Company has subordinated $578,735 of his notes to a bank. (See Note 10).

Note payable due to an officer of the Company dated December 20, 2002, bearing interest at 7 % per annum. Interest and principal on this note was due in full on December 31, 2002. The balance on this note as of December 31, 2002 was $100,000.

Note payable to stockholder in connection with consulting agreement for Big Content acquisition (See Note 4) dated March 15, 2002, bearing interest at 15 %. Principal and interest on this note are paid weekly in the amount of $ 5,000 per week. through March 15, 2012. Interest expense recorded on the note for the year ended December 31, 2002 amounted to $157,788. The balance on this note as of December 31, 2002 was $1,273,087.

Note payable due to a stockholder of the Company dated June 3, 2002, bearing interest at 24.99 % per annum. Interest and principal on this note is due in full on December 2, 2005. The balance on this note as of December 31, 2002 was $12,500.

Note payable due to a stockholder of the Company dated June 7, 2002, bearing interest at 24.99 % per annum. Interest and principal on this note is due in full on December 2, 2005. The balance on this note as of December 31, 2002 was $50,000.

Scheduled maturities for each of the years ending December 31 and shareholders' notes and note payable at December 31, 2002 are as follows:

Year Ending December 31,
               2003                             $234,461
               2004                               93,022
               2005                            1,080,884
               2006                              117,350
               2007                              136,313
            Thereafter                           753,414
                                              ----------

Total notes payable - stockholders            $2,415,444

Less: Current portion                            234,461
                                              ----------

Long-term portion                             $2,180,983
                                              ==========

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Code Of Ethics

The Company has adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees (Exhibit 99.3) that applies to all of the officers, directors and employees of the Company.

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

CEDRIC KUSHNER PROMOTIONS, INC.




Date: June 26, 2003              /s/ Cedric Kushner
                                    -------------------------------------
                                     Cedric Kushner
                                     Chairman of the Board and
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date: June 26, 2003              /s/ James DiLorenzo
                                    --------------------------------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

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

Date: June 26, 2003

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

Date: June 26, 2003

                        /s/ James DiLorenzo
                        --------------------------------------------
                        James DiLorenzo
                        Executive Vice President
                        (Principal Financial and Accounting Officer)