Form 10QSB
period 2003-08-06
CEDRIC KUSHNER PROMOTIONS INC
filed 2003-08-06
CIK 1064539

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                         Commission File Number 0-25563

                         CEDRIC KUSHNER PROMOTIONS, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)



           Delaware                                65-0648808
          -----------                             -----------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)


             1414 Avenue of Americas, Suite 1402, New York, NY 10019
                    (Address of principal executive offices)

                                 (212) 755-1944
                                 --------------
                             (Issuer's telephone number)

 _______________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             As of August 4, 2003, there were 10,648,707 outstanding
               shares of common stock, par value $0.01 per share.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                      INDEX

                                                                                    Page

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet at March 31, 2003 (Unaudited)       3

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 2003 and 2002 (Unaudited)
                                                                                     4

            Condensed Consolidated Statements of Cash Flows for
            the three months ended March 31, 2003 and 2002 (Unaudited)
                                                                                     5

            Notes to Condensed Consolidated Financial Statements                     7

Item 2.     Management's Discussion and Analysis or Plan of Operation                20

Item 3.     Controls and Procedures                                                  24

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                        25

Item 2.     Changes in Securities                                                    26

Item 3.     Defaults Upon Senior Securities                                          26

Item 4.     Submission of Matters to a Vote of Security Holders                      26

Item 5.     Other Information                                                        26

Item 6.     Exhibits and Reports on Form 8-K                                         27

            SIGNATURES                                                               28

            CERTIFICATIONS                                                           29

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                        AS OF MARCH 31, 2003 (UNAUDITED)
                                     ASSETS
 CURRENT ASSETS:
    Cash                                                                                                          $21,011
    Accounts receivable, net of allowance for doubtful accounts of $20,000                                        103,500
    Media inventories                                                                                              46,694
    Other current assets                                                                                           10,667
                                                                                              ---------------------------
         TOTAL CURRENT ASSETS                                                                                     181,871
                                                                                              ----------------------------
 PROPERTY AND EQUIPMENT, NET                                                                                       78,090

 OTHER ASSETS:
    Prepaid signing bonuses, net                                                                                  681,473
    Deferred finance cost, net                                                                                     14,058
    Security deposit                                                                                               21,438
    Intangible assets, net                                                                                      3,752,006
                                                                                              ----------------------------
         TOTAL ASSETS                                                                                          $4,728,936
                                                                                              ============================
                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES:
    Accounts payable                                                                                           $2,784,884
    Reserve for litigation settlements                                                                          1,035,260
    Due to stockholders                                                                                           427,078
    Current portion of notes payable - stockholders                                                               234,461
    Convertible debt, net of unamortized discount of $356,516                                                     803,984
    Current portion of notes and loans payable                                                                  2,450,729
    Accrued expenses and other current liabilities                                                              1,360,728
    Customer advances and deferred income                                                                         660,500
                                                                                              ----------------------------
       TOTAL CURRENT LIABILITIES                                                                                9,757,625
                                                                                              ----------------------------
 LONG-TERM LIABILITIES:
     Notes payable - stockholders, less current portion                                                         2,159,802
     Notes and loans payable, less current portion                                                              1,320,692
                                                                                              ----------------------------
       TOTAL LONG-TERM LIABILITIES                                                                              3,480,494
                                                                                              ----------------------------
       TOTAL LIABILITIES                                                                                       13,238,119
                                                                                              ----------------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $.01 par value, authorized 5,000,000 shares
     Series A convertible, $.01 par value, authorized 500,000 shares,
     117,500 shares issued and outstanding (liquidation preference of $352,500)                                     1,175
     Series B convertible, $.01 par value, 399,752 shares authorized,
     issued and outstanding (liquidation preference of $2,430,000)                                                  3,998
     Series C convertible redeemable, $.01 par value, 27,923 shares authorized,
     issued and outstanding (liquidation preference of $4,500,000)                                                    279
     Series D, $.01 par value, 399,752 shares authorized, 399,752 shares
     issued and outstanding (liquidation preference of $2,430,000)                                                  3,998
    Common stock, $.01 par value, authorized 20,000,000 shares
     Class A, $.01 par value, 15,000,000 shares authorized,
     10,768,991 shares issued and 10,648,707 shares outstanding                                                   107,690
     Class B, $.01 par value, 5,000,000 shares authorized, -0- shares issued and outstanding                            -
     Class A Common Stock to be issued, 6,395,595 shares                                                        6,333,279
    Additional paid-in capital                                                                                  8,977,867
    Accumulated deficit                                                                                       (19,831,998)
    Deferred consulting fees                                                                                   (2,957,504)
    Deferred signing bonuses                                                                                     (946,668)
    Treasury stock, at cost - 120,284 shares of Class A common stock                                             (201,298)
                                                                                              ----------------------------
       TOTAL STOCKHOLDERS' DEFICIENCY                                                                          (8,509,182)
                                                                                              ----------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                          $4,728,936
                                                                                              ============================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                              2003               2002
                                                                        -----------------  -----------------
REVENUES
   Boxing promotions                                                          $1,036,377         $6,418,559
   Media                                                                         266,189             19,159
                                                                        -----------------  -----------------
        TOTAL REVENUES                                                         1,302,566          6,437,718
                                                                        -----------------  -----------------
OPERATING COSTS AND EXPENSES
   Cost of revenues - boxing promotions                                          889,408          4,850,160
   Cost of revenues - media                                                      352,337            950,117
   Selling, general and administrative                                           502,233            573,229
   Amortization of signing bonuses                                               120,338              3,000
   Amortization of intangible assets                                             137,562             15,228
   Depreciation and amortization of property and equipment                        12,362             11,250
   Compensatory element of stock and warrant
   issuances for selling, general and administrative expenses                    505,237               -
                                                                        -----------------  -----------------
        TOTAL OPERATING COSTS AND EXPENSES                                     2,519,478          6,402,984
                                                                        -----------------  -----------------
        INCOME (LOSS) FROM OPERATIONS                                         (1,216,912)            34,734
                                                                        -----------------  -----------------
OTHER INCOME (EXPENSES)
   Other income                                                                        -              8,520
   Interest expense - other                                                     (275,697)          (143,570)
   Interest expense - related parties                                            (72,831)              -
   Financing costs paid in stocks and warrants                                  (311,380)              -
                                                                        -----------------  -----------------
        TOTAL OTHER INCOME (EXPENSE)                                            (659,908)          (135,050)
                                                                        -----------------  -----------------
NET LOSS                                                                     ($1,876,820)       ($  100,316)
                                                                        =================  =================

Net income (loss) applicable to common stock:
Net loss                                                                     ($1,876,820)
Preferred stock dividends - Series A                                              (7,933)
                                                                        -----------------
Net loss income applicable to common stock                                   ($1,884,753)
                                                                        -----------------
NET LOSS PER COMMON SHARE (basic and diluted)                                     ($0.18)
                                                                        =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic and diluted                                                          10,648,707
                                                                        =================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                               2003                  2002
                                                                                       --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss
                                                                                          ($1,876,820)            ($100,316)
  Adjustments to reconcile net loss to net cash  provided by operating activities:

  Depreciation and amortization                                                               270,262                38,641
  Provision for losses on accounts receivable                                                    -                   24,500
  Amortization of debt discount                                                               297,475               118,786
  Compensatory element of stock and warrant issuances
  for selling, general and administrative expenses                                            505,237                  -
  Financing costs paid in stocks and warrants                                                  13,905                  -
  (Increase) decrease in operating assets:
    Accounts receivable                                                                       (98,500)              468,948
    Miscellaneous receivables and other current assets                                          6,833                86,658
    Other assets                                                                              (46,694)                 -
  Increase (decrease) in operating liabilities:
    Accounts payable                                                                         (187,844)              744,072
    Reserve for litigation settlements                                                        256,520                  -
    Accrued expenses and other current liabilities                                            353,896                  -
  Deferred income                                                                             400,000                  -
  Customer advances                                                                           110,500              (227,632)
                                                                                       --------------------- ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       4,770             1,153,657
                                                                                       --------------------- ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for prepaid signing bonuses                                                   (630,000)              (53,354)
  Purchase of intangibles                                                                    (271,438)           (1,811,056)
  Payment for prepaid merger costs                                                               -                 (391,966)
  Capital expenditures and product development costs                                             -                   (9,682)
  Purchases of property and equipment                                                            -                   (4,576)
  Other                                                                                          -                   32,500
                                                                                       --------------------- ---------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (901,438)           (2,238,134)
                                                                                       --------------------- ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholders and related parties, net                                         283,629               698,781
  Repayments of notes and loans payable - stockholders                                        (21,181)               (1,224)
  Proceeds from convertible debt                                                              305,000               100,000
  Proceeds from notes and loans payable - other                                               551,385               359,000
  Repayment of notes and loans payable - other                                               (185,650)             (393,148)
  Increase in dividend due on preferred stock                                                  (7,933)
  Bank overdraft                                                                               (7,572)              258,648
                                                                                       --------------------- ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     917,678             1,022,057
                                                                                       --------------------- ---------------------
NET INCREASE (DECREASE) IN CASH                                                                21,011               (62,420)
 CASH, BEGINNING OF PERIOD                                                                       -                   62,420
                                                                                       --------------------- ---------------------
CASH, END OF PERIOD                                                                           $21,011                   ($0)
                                                                                       ===================== =====================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                Supplemental Disclosures of Cash Flow Information

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   2003                     2002
                                                                            --------------------    ----------------------
Cash paid during the period for:
   Interest                                                                        $131,542                   $22,955

 Non-cash investing and financing activities:
   Recording of debt discount                                                      $305,000                  $100,000
   Reissuance of treasury stock for purchase of Big Content                               -                $2,568,909
   Promissory note issued for purchase of Big Content                                     -                $1,000,000
   Common stock to be issued pursuant to consulting agreement                      $560,000                         -

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Cedric Kushner Promotions, Inc. and all of its wholly-owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and supplementary data included in the Annual Report on Form 10-K/SB (amended and final), filed on June 27, 2003.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations, a working capital deficiency of approximately $9,575,000 at March 31, 2003, and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern.


Note 2. Business Acquisition and Reverse Merger

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

The allocation of the purchase price of the assets acquired and liabilities assumed based on the fair value as determined with the assistance of an independent appraisal of Big Content was as follows:


                                                             Useful Lives
                                                            ----------------
Intangible Asset - Video library                $1,190,000       5 years

Intangible Asset - Heavyweight Explosion         2,000,000      10 years

Intangible Asset - ThunderBox services           2,800,000      10 years

Goodwill                                         1,062,160

Other assets                                        42,500

Property and equipment                             164,533       5 years

Prepaid expenses                                   130,000

Liabilities                                       (459,193)
                                           -----------------
                                                 $6,930,000
                                           =================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Business Acquisition and Reverse Merger, continued:

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


Note 3. Prepaid Signing Bonuses, Net

In the first quarter of 2003, the Company paid $630,000 in signing bonuses, increasing the total to approximately $741,000. The Company recognized approximately $31,600 in amortization expense for bonuses for the first quarter of 2003, increasing accumulated amortization to approximately $59,400. In addition, the Company recorded approximately $89,000 in additional amortization expense from its amortization of deferred signing bonus (See Note 11, David Tua Agreements)

Prepaid signing bonuses, net, consisted of the following at March 31, 2003:

                                     At March 31, 2003       Contract Period
Prepaid signing bonuses                      $740,854           2-3 years
Less: accumulated amortization                 59,381
                                  --------------------
Prepaid signing bonuses, net                 $681,473
                                  ====================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property and Equipment, Net

Property and equipment, net, consisted of the following:


                                       At March 31, 2003               Useful Lives
                                    ------------------------   -----------------------------
Office equipment                                    $23,291             5-7 years
Furniture and fixtures                               49,705             5-7 years
Automobile                                           51,726              5 years
Set and ring costs                                   67,514              5 years
Website development costs                            55,000              3 years
                                    ------------------------
                                                   $247,236
Less accumulated depreciation                       169,146
                                    ------------------------
Property and equipment, net                         $78,090
                                    ========================

Depreciation   and   amortization   expense  of  property  and  equipment   were
approximately $12,500 and $11,500 for the three months ended March 31, 2003 and 2002, respectively.


Note 5. Intangible Assets, Net

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

The changes in the carrying amount of intangible assets during the three months ended March 31, 2003 were as follows:

                                             Balance                                Balance as of
 Intangible assets             Estimated      as of   Acquired in    Impairment in    March 31,   Accumulated         Net
 subject to amortization:        Life          2002   first qtr 2003  first qtr 2003   2003        Amortization
                             -----------  ----------- -------------- --------------- ------------ -------------- -------------
 Acquired video library            5      $1,190,000           -                -     $1,190,000     $249,500        $940,500

ThunderBox Trademarks
and contractual relationships     10       1,223,000           -                -      1,223,000      253,575         969,425

HWE Trademarks
and contractual relationships     10       1,759,000           -                -      1,759,000      203,407       1,555,593

Other                              1          20,000           -                -         20,000       20,000               -

Acquired European
Media Rights                       7          40,000           -                -         40,000        1,429          38,571

Acquired America
Presents Library                  10               -     250,000                -        250,000        2,083         247,917
                             -----------  ----------- -------------- --------------- ------------ -------------- -------------
                                          $4,232,000    $250,000               $0     $4,482,000     $729,994      $3,752,006
                             ===========  =========== ============== =============== ============ ============== =============


Amortization expense of intangible assets was approximately $137,600 and $15,200 for the quarters ended March 31, 2003 and 2002, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Segment Data

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

The Company's reportable segments are strategic business units that offer different outputs. The following tables present information about the Company's business segments for the three months ended March 31, 2003 and March 31, 2002, respectively:

                                                               For the three months ended March 31, 2003
                                                               --------------------------------------------------------------------
                                                                   Boxing promotions             Media                 Total
                                                               -------------------------  --------------------  -------------------
Net revenue from external customers                                          $1,036,377              $266,189           $1,302,566

Operating loss                                                                 $730,147              $486,765           $1,216,912

Amortization of signing bonuses                                                $120,338                     -             $120,338

Amortization of intangible assets                                                     -              $137,562             $137,562

Depreciation and amortization of property and equipment                               -               $12,362              $12,362

Compensatory element of stock and warrant issuances
for selling, general and administrative expenses                               $505,237                     -             $505,237

Interest expense - other                                                       $165,418              $110,279             $275,697

Interest expense - related parties                                              $43,699               $29,132              $72,831


Total identifiable assets at March 31, 2003                                    $721,677            $3,134,296           $3,855,973

Capital expenditures for property and equipment                                       -                     -                    -

Capital expenditures for intangible assets                                     $640,719              $260,719             $901,438



                                                                 For the three months ended March 31, 2002
                                                               --------------------------------------------------------------------
                                                                   Boxing promotions              Media                Total
                                                               -------------------------  --------------------  -------------------
Net revenue from external customers                                          $6,418,559               $19,159           $6,437,718

Operating income                                                             $1,252,307            (1,217,573)             $34,734

Amortization of signing bonuses                                                  $3,000                     -               $3,000

Depreciation and amortization of property and equipment                         $11,250                     -              $11,250

Interest expense - other                                                       $143,570                     -             $143,570


Total identifiable assets at March 31, 2002                                    $490,429            $4,238,507           $4,728,936

Capital expenditures for property and equipment                                       -               $14,258              $14,258

Capital expenditures for intangible assets                                      $53,354            $2,203,022           $2,256,376


Foreign revenue disclosure

The Company had revenues from foreign sources in the amounts of approximately $94,000 and $675,000 for the three months ended March 31, 2003 and 2002, respectively. This foreign source revenue accounted for 7% and 10% of total revenues for the three months ended March 31, 2003 and 2002, respectively. Foreign source revenue is determined by the country in which the fight is broadcast.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Segment Data, continued:

Reconciliation of reportable segment operating loss to consolidated net loss

A  reconciliation  of  reportable   segment  operating  loss  to  the  Company's
consolidated net loss for the three months ended March 31, 2003 and 2002 is as follows:

                                                                        Three Months Ended March 31,
                                                               -----------------------------------------------
                                                                        2003                    2002
                                                               -------------------------  --------------------
   Operating income (loss)                                                  ($1,216,912)              $34,734

   Other income                                                                       0                 8,520

   Interest expense - other                                                    (275,697)             (143,570)

   Interest expense - related parties                                           (72,831)                    0

   Financing costs paid in stocks and warrants                                 (311,380)                    0
                                                               -------------------------  --------------------
   Net loss                                                                 ($1,876,820)            ($100,316)
                                                               -------------------------  --------------------

Note 7. Notes And Loans Payable

The Company's notes and loans payable consisted of the following at March 31, 2003:

The Company defaulted on its line of credit with a bank. Interest was payable at an interest rate of 8.5% per annum. The credit line was secured by accounts receivable, the Company's contracts with boxers, and personally guaranteed by officers of the Company, which included a lien against real estate owned by the President of the Company. Pursuant to an agreement with the bank dated February 20, 2003 the Company paid down the balance by $231,665 on March 10, 2003 and agreed to a payment schedule for the remaining balance. The balance on this line of credit at March 31, 2003, including accrued interest, amounted to approximately $41,300.

The Company had a $200,000 credit line through a bank. During 2001, the line of credit expired and the bank converted the outstanding amount to a note payable. The note is payable in 36 monthly principal payments of $5,549, plus 6% interest per annum. The note is secured by assets of the Company and personally guaranteed by certain stockholders of the Company. Furthermore, the President of the Company was required to subordinate $578,735 of his loans to the Company in connection with this note. The balance on this note at March 31, 2002 amounted to approximately $111,000.

During the three months ended March 31, 2003, the Company entered into various loan agreements with third parties resulting in new or additional borrowings, offset by repayments. These agreements have various terms and maturities, some of which are in default. The combined principal balance outstanding as of March 31, 2003 is indicated below:

                                                    Balance at            Additional     Repayments 0r     Balance at March
                                                  December 31 2002        Borrowings     Adjustments          31, 2003
                                                --------------------  ---------------  -----------------  --------------------
Current portion of notes and loans payable               $2,268,344         $351,385           $169,000            $2,450,729

Long-term portion of notes and loans payable              1,137,342          200,000             16,650             1,320,692
                                                --------------------  ---------------  -----------------  --------------------
                                                         $3,405,686         $551,385           $185,650            $3,771,421
                                                --------------------  ---------------  -----------------  --------------------

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Notes Payable - Stockholders

During the three months ended March 31, 2003, the Company entered into various loan agreements with its shareholders, resulting in or additional borrowings, offset by repayments. These agreements have various terms and maturities. The combined principal balance outstanding as of March 31, 2003 is indicated below:

                                                               Balance at            Additional     Repayments 0r   Balance at March
                                                               December 31 2002      Borrowings     Adjustments         31, 2003
                                                              -------------------  --------------  ----------------  ---------------
Current portion of shareholders' notes and loans payable              $   234,461            -              -          $   234,461

Long-term portion of shareholders' notes and loans payable              2,180,983            -          21,181           2,159,802
                                                              --------------------  ---------------  -----------------  ------------
                                                                       $2,415,444          $ -         $21,181          $2,394,263
                                                              ====================  ===============  =================  ============

Note 9. Convertible Debt

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

The Company recorded a deferred debt discount in the amount of $305,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants was calculated and recorded as a reduction to the carrying amount and as addition to paid-in capital. The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the three months ended March 31, 2003 was $297,475, and this amortization is recorded as financing costs paid in stocks and warrants for the value of the warrants and interest expense for the value of the beneficial conversion feature. In addition, the Company amortized debt discount of $13,905 related to the expensing of deferred finance cost from the prior year.

The following reflect the balance of convertible debt and debt discount at March 31, 2003:

                                                       THREE MONTHS ENDED
                                                         MARCH 31, 2003
                                                     ---------------------
                                      Balance at     Additional       Amortization         Balance at March
                                 December 31, 2002     Borrowings     of Debt Discount           31, 2003
                                 -----------------  ----------------  ------------------  -------------------
Convertible Debt                        $855,500         $305,000                  -            $1,160,500

Less: Debt Discount                     (348,991)        (305,000)           297,475              (356,516)
                                 -----------------  ----------------  ------------------  --------------------
                                        $506,509                -           $297,475              $803,984
                                 =================  ================  ==================  ====================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders' Deficiency

Common Stock

The Company has two classes of common stock authorized as of March 31, 2003.

Class  A
The Company is in the process of amending its certificate of incorporation to increase the authorized number of Class A common stock to 100,000,000 in order to have shares available for shares committed under stock option plans, warrants, common stock to be issued, convertible debt and preferred stock and stock to be issued in the future under a consulting agreement.

A summary of shares required to be available as of March 31, 2003 is as follows:

                                   Number of Shares of Class A
                                        Common Stock Required
                                           to be Available
                                   --------------------------------
Common stock issued                                     10,768,991
Stock option plans                                         315,832
Warrants                                                 6,073,986
Common stock to be issued                                6,395,595
Convertible debt                                           917,206
Preferred stock - Series A                               1,175,000
Preferred stock - Series B                              19,987,600
Preferred stock - Series C                               2,792,210
Consulting agreement                                       250,000
                                   --------------------------------
              Total                                     48,676,420
                                   ================================



Class B

The Company has 5,000,000 shares of its Class B, $ .01 common stock authorized of which none were issued and outstanding as of March 31, 2003.

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

The dividends are accruable if the Company does not amend its certificate of incorporation to increase the number of Class A common stock available to allow for the conversion of all of the Series A convertible preferred stock. As the Company has not yet amended its certificate of incorporation, the Company has accrued dividends of approximately $31,000 during the year ended December 31, 2002 related to the Series A convertible preferred stock. The Company has a dividend arrearage of approximately $39,000 at March 31, 2003.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders' Deficiency, continued:
Preferred Stock, continued:

Series A Convertible Preferred Stock continued:
The Company amended the provisions of its Series A Convertible Preferred Stock (as so amended, the "Series A Preferred") effective October 16, 2002. The amendment provides that shares of Series A Preferred can be converted into the Company's common stock so long as there exists sufficient authorized common stock to effect such conversion. Previously, the Series A Preferred could be converted into common stock only if there were sufficient authorized shares to effect the conversion of all outstanding shares of Series A Preferred. The amendment also provides that all outstanding Series A Preferred will be automatically converted into common stock at such time as the Company's certificate of incorporation is amended to authorize a sufficient number of shares of common stock into which all of the issued and outstanding shares of Series A Preferred are convertible.

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

Warrants

Warrant activity and weighted average exercise prices for the three months ended March 31, 2003 were as follows:

                                                                                              Weighted
                                                                                           Average Exercise
                                                                      Number of Shares          Price
                                                                      -----------------   ----------------
Outstanding, December 31,  2002                                            5,921,486               $3.70

Warrants issued in connection with convertible debt                          152,500               $0.50
                                                                      -----------------    ----------------
Outstanding, March 31, 2003                                                6,073,986               $3.70
                                                                      =================    ================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies

Consulting Agreement

On December 12, 2002, the Company entered into a Consulting Agreement with Bulldog Entertainment, LLC for certain general business and boxing promotion related consulting services. The Agreement commenced on January 1, 2003 and continues until April 30, 2008. The Company has agreed to issue 700,000 shares of the Company's common stock to the consultant for said services. This stock shall have piggyback registration rights.

Employment Agreement

On August 19, 2002, the Company signed an employment agreement with an employee of the Company. The Agreement was effective as of April 1, 2002 and is for a period of three years. The terms of the Agreement provide for compensation at a rate of $200,000 per year and warrants to purchase 2,000,000 shares of Common Stock at exercise prices ranging from $.50 to $.60 (subject to customary anti-dilution provisions and certain adjustments relating to the initial percentage discount of such options to the fair market value of the Common Stock). The warrants shall have a term of seven years, "cashless exercise" feature and piggyback registration rights. The warrants shall be subject to a two year vesting period, with warrants to purchase: 1,000,000 shares of Common Stock vesting on a pro rata basis on the first day of each month during the first year of employment (i.e. 83,333 per month); warrants to purchase 500,000 shares of Common Stock vesting at the beginning of the second year of employment; and warrants to purchase 500,000 shares of Common Stock vesting at the beginning of the third year of employment.

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

The Company has recorded the fair value of the 1,500,000 original shares of Company's stock to be issued of $1,065,000 on the date of the Sale Agreement as an adjustment to deferred signing bonuses and common stock to be issued and is amortizing the deferred signing bonus over the three year term of the related Tua EPA. Amortization of deferred signing bonus under this agreement for the three months ended March 31, 2003 included in the consolidated statement of operations amounted to approximately $90,000.

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

              CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies, continued:
David Tua Agreements, continued:

Simultaneously with the closing of the Sale Agreement and the Consent, CKP sold 50% of its economic interest in the Tua EPA to various participants (the "Tua Participants") pursuant to separate agreements (each a "Tua Participation
Agreement") for an aggregate amount equal to $400,000. Such Tua Participation Agreements provide, among other things, that the first $400,000 of net revenues derived from the Tua EPA shall be remitted to the Tua Participants on a parri passu basis and that CKP shall cause the Company to issue to each Tua Participant a warrant to purchase unregistered and restricted shares of common stock of the Company with an aggregate value equal to 10% of the amount invested by each Tua Participant. Subsequently, the Company, Cedric Kushner, and two of the Tua Participants entered into separate agreements whereby the Company agreed that if (a) Cedric Kushner shall die after the date of the Agreement and the two Tua Participant shall not have recouped the their original investment of $100,000 (the "Tua Amount") each or (b) the two Tua Participants have not recouped the Tua Amount on or prior to 24 months from February 23, 2003, the two Tua Participants shall each have the right to sell their rights and interest in and to the Tua EPA to the Company at a price equal to the difference, if any, between the Tua Amount and the amount recouped as of such date Kushner dies or the expiration of the 24 month period, as applicable.


Investor and Public Relations Agreement

On May 13, 2002 the Company entered into agreements with Investor Relation Services, Inc, ("IRSI") and Summit Trading Limited ("Summit") (collectively the "Consultants") whereby the Consultants would provide certain investor and public relations services. The agreement was intended to engage the Consultants to provide one or more investor relations plans, as well as to provide assistance in the coordination and execution of the agreed upon plan or plans. A plan would include several types of services, as defined in the agreement. The agreement was to have been effective for the period from May 13, 2002 through May 12, 2005. As compensation of the services, the Company was to issue the Consultants 2,631,580 shares of Class A common stock of the Company.

In August 2002, the Company terminated the contract for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud. In February 2003, Summit filed arbitration against the Company arising from the termination by the Company of the agreement. On May 28, 2003, a mediation session was held but was unsuccessful and did not result in a settlement. Pursuant to the contract between the parties, it is anticipated that the matter will now proceed to arbitration. Arbitration has not been selected and no arbitration date has been scheduled. (not true).

While management is unable to predict the outcome of this matter and disputes the validity of the claim, it has nevertheless adopted, in 2002, a conservative position, for accounting purposes solely, of recording the value for the shares that would have been issued. That value was determined at $3,236,843 by multiplying the number of shares (2,631,580) contemplated to be issued by the value of the common stock on the contemplated date of the agreement. That amount was recorded as deferred consulting fees and common stock to be issued. The Company is amortizing the deferred consulting fees over three years with amortization expense of approximately $269,700 recorded for the three months ended March 31, 2003 and reflected in compensatory element of stock issuances for selling, general and administrative expenses in the condensed consolidated statements of operations.


Lease Obligations

On April 4, 2003, the Company entered into a lease agreement for its New York City based administrative offices. The lease commenced on February 1, 2003 and continues until January 31, 2008. The minimum annual lease payments required under the lease agreement are:


Year Ending December 31,                 Annual Rent
                                       ----------------
                 2003                          $64,314
                 2004                           71,460
                 2005                           80,107
                 2006                           98,308
                 2007                          100,028
              Thereafter                         8,482
                                       ----------------
                                              $422,699
                                       ================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Related Party Transactions

On October 31, 2002, the Company assigned to a creditor and shareholder of the Company, Livingston Investments, LLC ("Livingston"), and a related creditor of the Company, Mackin Charitable Remainder Trust ("Mackin"), the right to collect certain media related accounts receivables to offset against payments due Livingston and Mackin. The agreement became effective as of October 22, 2002. Additionally, the payments due Livingston and Macken are secured by the acquired media assets of the Company, including the video library, ThunderBox Series, and Heavyweight Explosion Series.

The Company rented both its New York City and Southampton offices from the President of the Company on a month-to-month basis. Related party rent amounted to $30,000 for these premises during the three months ended March 31, 2003.

During the three months ended March 31, 2003, the Company borrowed an aggregate amount of approximately $309,100 from the President of the Company. During the same period, the Company repaid approximately $25,500 to the President of the Company. The amounts advanced to the Company by the President during this first quarter of 2003 have no specific terms, conditions, or maturities.


Note 13. Litigation

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter has been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. All amounts have been accrued for as of March 31, 2003.

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of March 31, 2003, the unpaid balance owed to Zomba by CKP was approximately $267,000. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if the Company is unsuccessful in securing financing to fund this obligation.

On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if the Company is unsuccessful in securing financing to resolve this default. As of March 31, 2003, the Company had accrued approximately $560,000 on its books as the remaining liability to the boxer. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Litigation, continued:

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

As of May 18, 2003, the Company has paid $150,000 pursuant to the Mathis SA. Until September 15, 2003, the Company has the option to satisfy $275,000 of the settlement amount by issuing unrestricted shares of the Company's common stock to Mr. Mathis ("Mathis Shares"). The number of Mathis Shares to be delivered shall be an amount having the equivalent value of $275,000 plus accrued interest ("Share Value"), which value shall be based upon the average closing price of shares of the Company's common stock as traded in the public market, for a period of ten trading days prior to the effective date of a registration statement covering such Mathis Shares. Upon receipt of the Mathis Shares, Mathis has a period of 20 days to decide whether Mathis wishes to hold or sell the Shares. On July 7, 2003, the Company paid an additional $122,500 pursuant to the Mathis SA.

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

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net broadcast service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorneys' fees. As of March 31, 2003, the Company had accrued approximately $239,000 on its books as a potential liability to NSP.

On July 16, 2003, SL Green Management, LLC ("SL Green") filed a Notice of Petition, as managing agent for the Company's landlord, as a result of the Company's failure to pay its rental obligations for its leased office space at 1414 Avenue of the Americas, Room 1402, New York, New York. SL Green is seeking judgment for approximately $25,000 for rent in arrears and eviction of the Company from the leased premises.

In the normal course of business, the Company is involved in legal disputes concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, certain service providers, and other issues. At March 31, 2003, the Company had accrued an aggregate of approximately $200,000, representing its estimated exposure from these legal disputes. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


Note 14. Major Customer

Revenue from a single customer accounted for approximately 77% of revenues for the three months ended March 31, 2003, compared to 79% from another single customer for the same period in 2002.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Subsequent Events

From April 1, 2003 to August 5, 2003, the Company borrowed approximately $760,000 from various third parties pursuant to several promissory notes. The notes are all short-term and accrue interest at various rates per annum.

On May 29, 2003, the Company borrowed $200,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company issued 400,000 warrants to purchase shares of common stock in connection with the note, at an exercise price of $.10 per share. The warrants will expire five years from the date of issuance.

On June 6, 2003, the Company borrowed $60,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company issued 120,000 warrants to purchase shares of common stock in connection with the note, at an exercise price of $.10 per share. The warrants will expire five years from the date of issuance.

On July 24,  2003,  the Company  borrowed  $75,000 from  various  third  parties pursuant to certain promissory notes. The note is short-term and accrues interest at 6.5% per annum. Additionally, the Company agreed to issue 75,000 shares of Class A common stock in connection with the note.

The Company has not paid the principal amount of $305,000, together with accrued but unpaid interest, which were due on before the one hundred fiftieth (150th) calendar day after the date of the notes, pursuant to the note and warrant agreement entered between January 15, 2003 and March 18, 2003. As such, the Company has converted this debt into common stock to be issued, in accordance with the agreement during the second and third quarters of 2003

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future discounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

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

ThunderBox   trademarks  and  related   contractual   relationships  along  with
Heavyweight Explosion Series ("HWE") trademarks and related contractual relationships represent intangible assets related to the Company's media assets acquired as part of the Big Content acquisition (See Note 2) are amortized over their estimated useful lives of 10 years, utilizing the straight-line method. Video and television libraries acquired through the Big Content acquisition are amortized over their estimated useful lives of 5 years, utilizing the straight-line method.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

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


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Revenues decreased by approximately $5,135,000, or 80%, from $6,438,000 for the three months ended March 31, 2002 to $1,303,000 for the three months ended March 31, 2003. Contributing significantly to the revenue decline is the number of televised events promoted in the first quarter of 2003 compared to the same period during the prior year. The Company had relatively fewer premium cable licensing fees due to the expiration of contracts with premium level boxers. In addition, the Company experienced a decrease in activity from its talent command premium cable-licensing fees.

Cost of revenues, which comprises of media costs of approximately $352,000 and boxing promotion costs of $889,000, decreased by approximately $4,560,000 to approximately $1,241,000 for the three months ended March 31, 2003, compared to approximately $5,800,000 incurred for the three months ended March 31, 2002. The decrease in cost of revenues is attributable to the lower dollar volume of events promoted by the Company. For the three months ended March 31, 2003, the Company realized a gross profit of 5%, compared to a gross profit of 10% for the same period in the prior year. The Company believes that a downturn in foreign television market to 5-year lows, combined with a downturn in the U.S. advertising market without any change to the cost of producing major events, were the primary factors contributing to the lower gross profit of approximately $61,000 in the first quarter of 2003.

Cost of revenues for boxing promotions, as a percentage of revenues, increased by 10% to 95% in the first quarter of 2003, compared to the same period in 2002, thereby resulting in gross boxing promotion profit of 5%. In media, the Company experienced higher costs than revenues were realized for a number of reasons including the inability to develop a domestic distribution outlet, lower sponsorship, and supporting certain programs, which yielded lower revenues than costs incurred, but were necessary to promote brand recognition and establishing a new television series.

The following represents a comparison of revenues,  cost of revenues,  and gross
(loss) profit by segment for the three months ended March 31, 2003 and March 31, 2002:

                                                 2003          % of total        2002        % of total
                                             -------------   -------------   --------------- -----------
REVENUES
   Boxing promotions                           $1,036,377           80%       $6,418,559          100%

   Media                                          266,189           20%           19,159            -
                                             -------------   -------------   --------------- ------------

        TOTAL REVENUES                         $1,302,566          100%       $6,437,718          100%
                                             -------------   -------------   --------------- ------------

COST OF REVENUES
   Cost of revenues - boxing promotions          $889,408           86%       $4,850,160           76%

   Cost of revenues - media                      $352,337          132%          950,117            -
                                             -------------   -------------   --------------- ------------

      TORAL COST OF REVENUES                   $1,241,745           95%       $5,800,277           90%
                                             -------------   -------------   --------------- ------------

GROSS (LOSS) INCOME
   Boxing promotions                             $146,969           14%       $1,568,399           24%

   Media                                          (86,148)         -32%         (930,958)       -4859%
                                             -------------   -------------   --------------- ------------

        TOTAL GROSS PROFIT (LOSS)                 $60,821            5%         $637,441           10%
                                             =============   =============   =============== ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002, continued:

Selling, general and administrative expenses decreased by approximately $71,000 to approximately $502,000 for the three months ended March 31, 2003, from approximately $573,000 for the same period last year. The Company recorded a non-cash expense, classified as "compensatory element of stock and warrant issuances for selling, general and administrative expenses", of approximately $505,000 relating to the use of stocks and warrants for obligations due under various consulting and employment agreements.

The Company recorded approximately $311,000 in financing costs paid in stocks and warrants for the three months ended March 31, 2003, compared to none during the same period in the prior year.

Interest expense (inclusive of related party and other amounts) increased by approximately $205,000 from approximately $144,000 in the first three months of 2002 to approximately $348,500 for the first three months of 2003. This increase is attributable to costs incurred related to the Company's incurrence of approximately $700,000 of additional debt. The beneficial conversion feature related to this debt is amortized and recorded as interest expense over the maturity of the debt or immediately for any portion that is converted to equity. Further, interest expense has increased due in part to the debt incurred as a result of CKB's merger with Big Content, additional interest related to the extension of the maturity dates of warrants issued with debt in 1997.

Depreciation and amortization expense increased by approximately $1,100 to approximately $12,400 for the three months ended March 31, 2003, from approximately $11,200 for the three months ended March 31, 2002. Amortization expense comprised of approximately $120,400 in signing bonus amortization for the three months ended March 31, 2003, compared to $3,000 for the same period in the prior year, and approximately $137,600 in intangible asset amortization for the three months ended March 31, 2003, compared to approximately $15,200 during the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, CKB's cash's balance reflected a balance of approximately $21,000, compared to an overdraft of approximately $258,600 (reflected as a current liability) at March 31, 2002, an increase of $279,600.

Net cash provided by operations was approximately $4,800 in the first quarter of 2003, compared to net cash provided of approximately $1,153,700 for the same period in 2002. The decrease in cash provided by operations is due primarily to an increase in the net loss, from $100,300 in first quarter 2002 to approximately $1,876,800 in first quarter 2003, of which approximately $505,000 is the result of non-cash compensation.

Net cash used in investing activities was approximately $901,400 in first quarter 2003 comprising of approximately $630,000 for prepaid signing bonuses and $271,000 for the purchase of intangible assets, compared to net cash used in investing activities of approximately $2,238,00 in first quarter 2002. The net cash used in investing activities of the Company in first quarter 2002 was approximately $1,337,000 greater due to the purchase of Big Content and prepaid merger costs.

Net cash provided by financing activities was approximately $917,700 in first quarter 2003, compared to net cash provided of approximately $1,022,100 in first quarter 2002. The increase in first quarter 2002 was due primarily to greater amounts received from notes and loans payable, and advances from stockholders.

The Company incurred a net loss of approximately $1,877,000 during the three months ended March 31, 2003. In addition, the Company had a working capital deficiency of approximately $9,575,000, and a stockholders' deficiency of approximately $8,509,000 at March 31, 2003 that raises substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

LIQUIDITY AND CAPITAL RESOURCES, continued:

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the three months ended March 31, 2003, the Company had successfully obtained external financing through private placements of convertible debt and other short-term borrowings. The Company continues to explore sources of additional financing to satisfy its current operating requirements and has adopted a plan to address liquidity in several ways, including:

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter has been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. All amounts have been accrued for as of March 31, 2003.

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of March 31, 2003, the unpaid balance owed to Zomba by CKP was approximately $267,000. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if the Company is unsuccessful in securing financing to fund this obligation.

On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if the Company is unsuccessful in securing financing to resolve this default. As of March 31, 2003, the Company had accrued approximately $560,000 on its books as the remaining liability to the boxer. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated.

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

As of May 18, 2003, the Company has paid $150,000 pursuant to the Mathis SA. Until September 15, 2003, the Company has the option to satisfy $275,000 of the settlement amount by issuing unrestricted shares of the Company's common stock to Mr. Mathis ("Mathis Shares"). The number of Mathis Shares to be delivered shall be an amount having the equivalent value of $275,000 plus accrued interest ("Share Value"), which value shall be based upon the average closing price of shares of the Company's common stock as traded in the public market, for a period of ten trading days prior to the effective date of a registration statement covering such Mathis Shares. Upon receipt of the Mathis Shares, Mathis has a period of 20 days to decide whether Mathis wishes to hold or sell the Shares. On July 7, 2003, the Company paid an additional $122,500 pursuant to the Mathis SA.

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

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net broadcast service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for $239,261.80, plus interest, costs and attorneys' fees. As of March 31, 2003, the Company had accrued approximately $239,000 on its books as a potential liability to NSP.

On July 16, 2003, SL Green Management, LLC ("SL Green") filed a Notice of Petition, as managing agent for the Company's landlord, as a result of the Company's failure to pay its rental obligations for its leased office space at 1414 Avenue of the Americas, Room 1402, New York, New York. SL Green is seeking judgment for $25,084.78 for rent in arrears and eviction of the Company from the leased premises.

In the normal course of business, the Company is involved in legal disputes concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, certain service providers, and other issues. At March 31, 2003, the Company had accrued an aggregate of approximately $200,000, representing its estimated exposure from these legal disputes. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

Item 2. Changes in Securities

From January 15, 2003 to March 18, 2003, the Company entered into note and warrant agreements with 5 accredited investors for a combined total of $305,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the earlier of the one hundred fiftieth (150th) calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the one hundred fiftieth (150th) calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by eighty-five percent (85%) of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the one hundred fiftieth (150th) calendar day after the date of the notes. Additionally, the Company issued 152,500 warrants to purchase shares of common stock in connection with the notes at an exercise price of $.50 per share. The warrants expire five years from their issuance date.

Item 3. Defaults Upon Senior Securities

During the first three months of 2003, there were no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

Item 4. Submission of Matters to a Vote of Security Holders

During the first three months of 2003, the Company did not submit any matters to a vote of security holders.

Item 5. Other Information

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B
          None


     (b)  Current Reports on Form 8-K

          On February 21, 2003, the Company filed an amended report on Form 8-k/a regarding financial statements of acquired businesses.


     (c)  Certification  Pursuant  To Section 906 Of The  Sarbanes-Oxley  Act Of
          200218 U.S.C. (Section 1350) The Company has attached Exhibits 99.1 and 99.2 to this filing to comply with the requirements of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDRIC KUSHNER PROMOTIONS, INC.





Date: August 5, 2003              /s/ Cedric Kushner
                                    -------------------------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 5, 2003              /s/ James DiLorenzo
                                    --------------------------------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Cedric Kushner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cedric Kushner Promotions, Inc. (the "Registrant");

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

Date: August 5, 2003





                       /s/ Cedric Kushner
                       ------------------------------------
                       Cedric Kushner
                       Chairman of the Board, President and
                       Chief Executive Officer
                       (Principal Executive Officer)

CERTIFICATIONS

I, James DiLorenzo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB Cedric Kushner Promotions, Inc. (the "Registrant");

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

Date: August 5, 2003





                         /s/ James DiLorenzo
                         --------------------------------------------
                         James DiLorenzo
                         Executive Vice President
                         (Principal Financial and Accounting Officer)

Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly report of Cedric Kushner Promotions, Inc. (the "Company") on Form 10-KSB for the three months ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of March 31, 2003.





          /s/ Cedric Kushner
          --------------------------------------------------------
          Name: Cedric Kushner
          Title: Chief Executive Officer
          (Principal Executive Officer)



Date: August 5, 2003

Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly report of Cedric Kushner Promotions, Inc. (the "Company") on Form 10-KSB for the three months ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company as of March 31, 2003.





          /s/ James DiLorenzo
          --------------------------------------------------------
          Name: James DiLorenzo
          Title: Executive Vice President
          (Principal Financial and Accounting Officer)



Date: August 5, 2003