Form 10QSB
period 2003-06-30
CEDRIC KUSHNER PROMOTIONS INC
filed 2003-08-21
CIK 1064539

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                         Commission File Number 0-25563

                         CEDRIC KUSHNER PROMOTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                65-0648808
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)


             1414 Avenue of Americas, Suite 1402, New York, NY 10019
                    (Address of principal executive offices)

                                 (212) 755-1944
                           (Issuer's telephone number)

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

            As of August 18, 2003, there were 10,648,707 outstanding
               shares of common stock, par value $0.01 per share.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES


                                      INDEX
                                       TO
                                   FORM 10-QSB


                                                                               Page

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet at June 30, 2003 (Unaudited)   3

            Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002 (Unaudited)
                                                                                4

            Condensed Consolidated Statements of Cash Flows for
            the six months ended June 30, 2003 and 2002 (Unaudited)
                                                                                5

            Notes to Condensed Consolidated Financial Statements                7

Item 2.     Management's Discussion and Analysis or Plan of Operation           19

Item 3.     Controls and Procedures                                             23

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                   24

Item 2.     Changes in Securities                                               26

Item 3.     Defaults Upon Senior Securities                                     26

Item 4.     Submission of Matters to a Vote of Security Holders                 26

Item 5.     Other Information                                                   26

Item 6.     Exhibits and Reports on Form 8-K                                    27

            SIGNATURES                                                          28

            CERTIFICATIONS                                                      29


                         PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                            June 30, 2003 (Unaudited)

 CURRENT ASSETS:
    Cash                                                                                       $ -
    Accounts receivable, net of allowance for doubtful accounts of $20,000                 103,500
    Media inventory development costs                                                       29,002
    Other current assets                                                                    10,000
                                                                            -----------------------
         TOTAL CURRENT ASSETS                                                              142,502
                                                                            -----------------------

 PROPERTY AND EQUIPMENT, NET                                                                65,728

 OTHER ASSETS:
    Prepaid signing bonuses, net                                                           628,140
    Deferred finance cost, net                                                                   -
    Security deposit                                                                        21,438
    Intangible assets, net                                                               3,640,277
                                                                            -----------------------
         TOTAL ASSETS                                                                   $4,498,085
                                                                            =======================
                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES:
    Accounts payable                                                                    $2,893,294
    Bank overdraft                                                                          15,475
    Reserve for litigation settlements                                                     989,595
    Due to stockholders                                                                    425,667
    Current portion of notes payable - stockholders                                        222,461
    Convertible debt, net of unamortized discount of $16,000                                34,000
    Current portion of notes and loans payable                                           2,921,923
    Accrued expenses and other current liabilities                                       1,233,093
    Customer advances and deferred liabilities                                             640,500
                                                                            -----------------------
         TOTAL CURRENT LIABILITIES                                                       9,376,008
                                                                            -----------------------
 LONG-TERM LIABILITIES:
     Notes payable - stockholders, less current portion                                  2,200,721
     Notes and loans payable, less current portion                                       1,315,142
                                                                            -----------------------
         TOTAL  LONG-TERM LIABILITIES                                                    3,515,863
                                                                            -----------------------
         TOTAL  LIABILITIES                                                             12,891,871
                                                                            -----------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $.01 par value, authorized 5,000,000 shares
     Series A convertible, $.01 par value, authorized 500,000 shares,                        1,175
     117,500 shares issued and outstanding (liquidation preference of $352,500)
     Series B convertible, $.01 par value, 399,752 shares authorized,                        3,998
     issued and outstanding (liquidation preference of $2,430,000)
     Series C convertible redeemable, $.01 par value, 27,923 shares authorized,                279
     issued and outstanding (liquidation preference of $4,500,000)
     Series D, $.01 par value, 399,752 shares authorized, 399,752 shares                     3,998
     issued and outstanding (liquidation preference of $2,430,000)
    Common stock, $.01 par value, authorized 20,000,000 shares
     Class A, $.01 par value, 15,000,000 shares authorized,                                107,690
     10,768,991 shares issued and 10,648,707 shares outstanding
     Class B, $.01 par value, 5,000,000 shares authorized, -0-
     shares issued and outstanding                                                              -
     Class A Common Stock to be issued, 7.991,509 shares                                 7,796,194
    Additional paid-in capital                                                           9,328,483
    Accumulated deficit                                                                (21,719,575)
    Deferred consulting fees                                                            (2,584,767)
    Deferred signing bonuses                                                              (977,918)
    Deferred finance costs                                                                (152,045)
    Treasury stock, at cost - 120,284 shares of Class A common stock                      (201,298)
                                                                            -----------------------
         TOTAL STOCKHOLDERS' DEFICIENCY                                                 (8,393,786)
                                                                            -----------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $4,498,085
                                                                            =======================

     See accompanying notes to condensed consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           THREE MONTHS                       SIX MONTHS
                                                                          ENDED JUNE 30,                    ENDED JUNE 30,
                                                                      2003             2002             2003              2002
                                                                 ---------------  --------------   ---------------  ----------------
REVENUES
   Boxing promotions                                                   $181,610      $4,622,154        $1,217,987       $11,026,336
   Media                                                                390,041         666,367          $656,230          $708,331
                                                                 ---------------  --------------   ---------------  ----------------
        TOTAL REVENUES                                                  571,651       5,288,521         1,874,217        11,734,667
                                                                 ---------------  --------------   ---------------  ----------------
OPERATING COSTS AND EXPENSES
   Cost of revenues - boxing promotions                                 274,143       4,544,316         1,275,126         9,870,640
   Cost of revenues - media                                             189,700         594,544           430,463         1,068,500
   Selling, general and administrative                                  409,129         693,176           911,362         1,274,833
   Amortization of signing bonuses                                      164,083           8,816           284,421            11,816
   Amortization of intangible assets                                    141,729         158,458           279,291           173,686
   Depreciation and amortization of property and equipment               12,362          18,400            24,724            29,650
   Compensatory element of stock and warrant
   issuances for selling, general and administrative expenses           505,237         134,868         1,010,474           134,868
                                                                 ---------------  --------------   ---------------  ----------------
          TOTAL OPERATING COSTS AND EXPENSES                          1,696,383       6,152,578         4,215,861        12,563,992
                                                                 ---------------  --------------   ---------------  ----------------
          INCOME (LOSS) FROM OPERATIONS                              (1,124,732)       (864,057)       (2,341,644)         (829,325)
                                                                 ---------------  --------------   ---------------  ----------------
  OTHER INCOME (EXPENSES)
   Other income                                                              40          14,285                40            22,805
   Interest expense - other                                            (153,411)       (346,770)         (429,108)         (490,339)
   Interest expense - related parties                                   (70,544)              -          (143,375)                -
   Loss in disposition of fixed assets                                        -         (80,143)                -           (80,143)
   Financing costs paid in stocks and warrants                         (530,750)       (626,787)         (842,130)         (626,787)
                                                                 ---------------  --------------   ---------------  ----------------
          TOTAL OTHER INCOME (EXPENSE)                                 (754,665)     (1,039,415)       (1,414,573)       (1,174,465)
                                                                 ---------------  --------------   ---------------  ----------------
  NET LOSS                                                          ($1,879,397)    ($1,903,472)      ($3,756,217)      ($2,003,789)
                                                                 ===============  ==============   ===============  ================
  Net income (loss) applicable to common stock:
Net loss                                                            ($1,879,397)    ($1,903,472)      ($3,756,217)      ($2,003,789)
Preferred stock dividends - Series A                                     (8,179)         (9,321)          (16,112)          (18,642)
                                                                 ---------------  --------------   ---------------  ----------------
  Net loss income applicable to common stock                        ($1,887,576)    ($1,912,793)      ($3,772,329)      ($2,022,431)
                                                                 ===============  ==============   ===============  ================
  NET LOSS PER COMMON SHARE (basic and diluted)                          ($0.18)         ($0.15)           ($0.35)           ($0.18)
                                                                 ===============  ==============   ===============  ================
PRO-FORMA NET (LOSS) INCOME
PER COMMON SHARE (basic and diluted)                                     ($0.05)                           ($0.10)
                                                                 ===============  ===============  ===============  ================
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
   Basic and diluted                                                 10,648,707      12,376,190        10,648,707        11,103,593
                                                                 ---------------  --------------   ---------------  ----------------
   Pro-forma basic and diluted                                       39,075,131                        38,767,156
                                                                 ===============  ==============   ===============  ================


     See accompanying notes to condensed consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                            2003                2002
                                                                                     ------------------- -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                 ($3,756,217)        ($2,003,789)
  Adjustments to reconcile net loss
   to net cash  provided by (used in) operating activities:
  Depreciation and amortization of property and equipment                                        24,724              41,466
  Amortization of deferred finance costs                                                              -              10,000
  Loss on disposals of fixed assets                                                                   -              80,143
  Amortization of debt discount                                                                                     676,503
  Amortization of media assets                                                                  279,291             173,686
  Amortization of signing bonuses                                                               284,421                   -
  Provision for losses on accounts receivable                                                         -              50,713
  Noncash officer's compensation and rent                                                             -              97,500
  Convertible debt interest converted to common stock                                           110,310              41,517
  Compensatory element of stock and warrant issuances
  for selling, general and administrative expenses                                            1,010,474             134,868
  Financing costs paid in stocks and warrants                                                   842,130             125,339
  (Increase) decrease in operating assets:
    Accounts receivable                                                                         (98,500)            348,419
    Miscellaneous receivables and other current assets                                            7,500             349,586
    Other assets (including media inventory development costs incurred in 2003)                 (29,003)            (98,050)
  Increase (decrease) in operating liabilities:
    Accounts payable                                                                            (79,433)          1,133,940
    Reserve for litigation settlements                                                          210,854             239,047
    Accrued expenses and other current liabilities                                              226,262             606,015
  Deferred liabilities                                                                          400,000            (302,433)
  Customer advances                                                                              90,500                   -
                                                                                     ------------------- -------------------
                            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (476,686)          1,704,470
                                                                                     ------------------- -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for prepaid signing bonuses                                                     (640,000)            (53,354)
  Purchase of intangibles                                                                      (280,000)         (1,526,239)
  Purchases of property and equipment                                                                 -             (14,731)
  Payment of security deposit                                                                   (21,438)                  -
                                                                                     ------------------- -------------------
                            NET CASH USED IN INVESTING ACTIVITIES                              (941,438)         (1,594,324)
                                                                                     ------------------- -------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholders and related parties                                                312,115                   -
  Repayments of advances from stockholders and related parties                                  (29,897)                  -
  Proceeds from notes and loans payable - stockholders                                           78,429                   -
  Repayments of notes and loans payable - stockholders                                          (70,691)            (30,502)
  Proceeds from convertible debt                                                                305,000             895,500
  Repayment of convertible debt                                                                       -            (150,000)
  Proceeds from notes and loans payable - other                                               1,175,384           1,001,300
  Repayment of notes and loans payable - other                                                 (344,006)         (1,106,896)
  Increase in dividend due on preferred stock                                                   (16,112)                  -
  Bank overdraft                                                                                  7,903                   -
                                                                                     ------------------- -------------------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,418,124             609,402
                                                                                     ------------------- -------------------
                            NET INCREASE (DECREASE) IN CASH                                           -             719,548
 CASH, BEGINNING OF PERIOD                                                                            -              62,419
                                                                                     ------------------- -------------------
   CASH, END OF PERIOD                                                                       $        -          $  781,967
                                                                                     =================== ===================



     See accompanying notes to condensed consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                  (Unaudited)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                              2003                     2002
                                                                               --------------------    ----------------------
  Cash paid during the period for:
  Interest                                                                              $  286,721                $  179,871

Non-cash investing and financing activities:
  Recording of debt discount                                                            $  637,991                  $894,500
   Promissory note issued for purchase of Big Content                                            -                $1,000,000
  Common stock to be issued pursuant to consulting agreement                            $  560,000                         -
  Common stock to be issued pursuant to a sale agreement                                $  132,000                         -
  Common stock to be issued pursuant to two promissory agreements                       $  105,000                         -
  Assumption of debt in connection with
   consulting agreement related to reverse merger                                                -                $1,448,932
  Conversion of convertible debt and accrued interest
  into common stock to be issued                                                        $1,225,914                $1,011,517
  Assets acquired and liabilities assumed in connection
  with acquisition of Big Content in March 2002:
   Intangibles                                                                                   -                $7,052,160
   Prepaid expenses                                                                              -                  $130,000
   Property and equipment                                                                        -                  $164,533
   Other assets                                                                                  -                   $42,500
   Liabilities                                                                                   -                 ($459,193)
   Prior year cash advances to Big Content offset
   against due to  the Company on Big Content                                                    -                 ($698,782)
   Note payable                                                                                  -               ($1,000,000)
   Common stock issued                                                                           -               ($4,079,699)
                                                                               --------------------    ----------------------
    Cash paid, including transaction costs of $50,000                                            -                $1,151,519
                                                                               ====================    ======================

     See accompanying notes to condensed consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations, a working capital deficiency of approximately $9,233,500 at June 30, 2003, and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern.


Note 2. Prepaid Signing Bonuses, Net

Prepaid signing bonuses, net, consisted of the following at June 30, 2003:

                                    At June 30, 2003      Contract Period
Prepaid signing bonuses                  $750,854              2-3 years
Less: accumulated amortization            122,714
                                     ------------------
Prepaid signing bonuses, net             $628,140
                                     ==================

Amortization expense of prepaid signing bonuses was approximately $95,000 and $11,800 for the six months ended June 30, 2003 and 2002, respectively.


Note 3. Media Inventory Development Costs

During the six months ended June 30, 2003, the Company spent approximately $29,000 toward the development of digital versatile disks (DVD) of certain major boxing and music events. The Company intends to promote, market sell the DVDs, when manufactured, individually to retail customers and in bulk to wholesale distributors. The development cost will be included as part of the cost of the DVD inventory. Inventory will be recorded at the lower of cost or net realizable value. Cost will be determined on a first-in, first-out basis.

The Company's first DVD, "ThinderBox-Fistful of Dollars" was released in August 2003 and is currently available for purchase at www.amazon.com, www.bestprices.com and other sources.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Property and Equipment, Net

Property and equipment, net, consisted of the following:

                                At June 30,2003            Useful Lives
                                -----------------      -----------------
Office equipment                    $23,291                 5-7 years
Furniture and fixtures               49,705                 5-7 years
Automobile                           51,726                   5 years
Set and ring costs                   67,514                   5 years
Website development costs            55,000                   3 years
                                -----------------
                                    247,236
Less accumulated depreciation       181,508
                                -----------------
Property and equipment, net         $65,728
                                =================

Depreciation and amortization expense of property and equipment were approximately $24,800 and $41,500 for the six months ended June 30, 2003 and 2002, respectively.


Note 5. Intangible Assets, Net

The changes in the carrying amount of intangible assets during the six months ended June 30, 2003 were as follows:

                                                           Acquired       Impairment
                                           Balance as of  during six      during six
Intangible assets             Estimated    December 31,   months ended    months ended   Balance as      Accumulated
subject to amortization:        Life         2002         June 30, 2003   June 30, 2003 June 30, 2003   Amortization     Net
                            -------------- -------------- -------------- -------------- -------------- -------------- --------------
 Acquired video library          5          $1,190,000                -             -      $1,190,000      $309,000      $881,000

 ThunderBox Trademarks
 and contractual relationships  10           1,223,000                -             -       1,223,000       284,150       938,850

 HWE Trademarks
 and contractual relationships  10           1,759,000                -             -       1,759,000       247,382     1,511,618

 Other                           1              20,000                -             -          20,000        20,000             -

 Acquired European
 Media Rights                    7              40,000           30,000             -          70,000         2,858        67,142

 Acquired America
 Presents Library               10                   -          250,000             -         250,000         8,333       241,667
                            -------------- -------------- -------------- -------------- -------------- -------------- --------------
                                            $4,232,000         $280,000            $0      $4,512,000      $871,723    $3,640,277
                            ============== ============== ============== ============== ============== ============== ==============

Amortization expense of intangible assets was approximately $279,300 and $173,700 for the six months ended June 30, 2003 and 2002, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Segment Data

The Company has two reportable segments: boxing promotions and media. The boxing promotions segment, which is primarily a Cedric Kushner Promotions subsidiary, produces and syndicates boxing events (including world championship fights) for distribution worldwide. The media segment consists primarily of the Big Content subsidiary and manages the creation, distribution (domestically and internationally), and maintenance of all media holdings, including the Company's media library of videotaped boxing events and current original television programming.

The Company's reportable segments are strategic business units that offer different outputs. The following table presents information about the Company's business segments for the three-month and six-month periods ended June 30, 2003:

   For the three months ended June 30, 2003           For the six months ended June 30, 2003
                                   ---------------------------------------------------  --------------------------------------------
                                   Boxing promotions     Media            Total        Boxing promotions   Media          Total
                                   ----------------- --------------- ---------------  ------------------ ------------ --------------
Net revenue from external customers     $181,610          $390,041         $571,651       $1,217,987       $656,230      $1,874,217

Operating loss                          $753,570          $371,161       $1,124,732       $1,568,901       $772,742      $2,341,644

Amortization of signing bonuses         $164,083                 -         $164,083         $284,421              -        $284,421

Amortization of intangible assets        $14,173          $141,729         $141,729          $27,929       $279,291        $279,291

Depreciation and amortization of
property and equipment                    $8,283           $12,362          $12,362          $16,565        $24,724         $24,724

Compensatory element of stock and
warrant issuances
for selling, general and
administrative expenses                 $338,509          $166,728         $505,237         $677,018       $333,456      $1,010,474

Interest expense - other                $102,785           $50,626         $153,411         $287,503       $141,606        $429,108

Interest expense - related parties       $47,264           $23,279          $70,544          $96,061        $47,314        $143,375


The following table presents information about the Company's business segments for the three-month and six-month periods ended June 30, 2002:

                                    For the three months ended June 30, 2002           For the six months ended June 30, 2002
                                 ---------------------------------------------------  ----------------------------------------------
                                 Boxing promotions       Media             Total      Boxing promotions    Media           Total
                                 ------------------ --------------- ----------------  ----------------- ------------  --------------
Net revenue from external
customers                             $4,622,154          $666,367       $5,288,521      $11,026,336       $708,331     $11,734,667

Operating income                       ($578,918)         (274,765)       ($864,057)       ($555,647)     ($273,677)      ($829,325)

Amortization of signing bonuses           $8,816                 -           $8,816          $11,816              -         $11,816

Depreciation and amortization of
property and equipment                   $12,328            $6,072          $18,400          $19,866         $9,785         $29,650

Interest expense - other                $232,336          $114,434         $346,770         $328,527       $161,812        $490,339

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Segment Data, continued:

Foreign revenue disclosure

The Company had revenues from foreign sources in the amounts of approximately $342,000 and $1,013,000 for the six months ended June 30, 2003 and 2002, respectively. This foreign source revenue accounted for 52% and 63% of total revenues for the six months ended June 30, 2003 and 2002, respectively. Foreign source revenue is determined by the country from which the fight is broadcast.

Reconciliation of reportable segment operating loss to consolidated net loss

A reconciliation of reportable segment operating loss to the Company's consolidated net loss for the three months and six months ended June 30, 2003 and 2002 is as follows:

                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                  ----------------------------------  ------------------------------
                                                         2003             2002              2003           2002
                                                  ----------------- ----------------  --------------- --------------
   Operating income (loss)                             ($1,124,732)       ($864,057)     ($2,341,644)     ($829,325)
   Other income                                                 40           14,285               40         22,805
   Interest expense - other                               (153,411)        (346,770)        (429,108)      (490,339)
   Interest expense - related parties                      (70,544)               -         (143,375)             -
   Loss in disposition of fixed assets                           -          (80,143)               -        (80,143)
   Financing costs paid
   in stocks and warrants                                 (530,750)        (626,787)        (842,130)      (626,787)
                                                  ----------------- ----------------  --------------- --------------
     Net loss                                          ($1,879,397)     ($1,903,472)     ($3,756,217)   ($2,003,789)
                                                  ================= ================  =============== ==============


Note 7. Notes And Loans Payable

The Company defaulted on its line of credit with a bank. Interest was payable at an interest rate of 8.5% per annum. The credit line was secured by accounts receivable, the Company's contracts with boxers, and personally guaranteed by officers of the Company, which included a lien against real estate owned by the President of the Company. Pursuant to an agreement with the bank dated February 20, 2003 the Company paid down the balance by $231,665 on March 10, 2003 and agreed to a payment schedule for the remaining balance. The balance on this line of credit at June 30, 2003, including accrued interest, amounted to approximately $37,700.

The Company had a $200,000 credit line through another bank. During 2001, the line of credit expired and the bank converted the then outstanding amount to a note payable. The note is payable in 36 monthly principal payments of $5,549, plus 6% interest per annum. The note is secured by assets of the Company and personally guaranteed by certain stockholders of the Company. The balance on this note at June 30, 2003, including accrued interest, amounted to approximately $100,900.

During the six months ended June 30, 2003, the Company has repaid certain loans which matured. It has also entered into various loan agreements with third parties resulting in new or additional borrowings. These agreements have various terms, with interest rates ranging from 5.5% to 25%, and maturities, extending from one month to three years. The Company is in default of some of the agreements. The combined principal balance outstanding as of June 30, 2003 is indicated below:

                                                    Balance at             Additional     Repayments or         Balance at
                                                    December 31            Borrowings       Adjustments         June 30, 2003
                                                  --------------------  ---------------  ----------------  ---------------------
Current portion of notes and loans payable                 $2,268,345         $975,384          $321,806             $2,921,923

Long-term portion of notes and loans payable                1,137,342          200,000            22,200              1,315,142
                                                  --------------------  ---------------  ----------------  ---------------------
                                                           $3,405,687       $1,175,384          $344,006             $4,237,065
                                                  ====================  ===============  ================  =====================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Notes Payable - Stockholders
During the six months ended June 30, 2003, the Company entered into various loan agreements with its shareholders, resulting in additional borrowings, offset by repayments. These agreements have various terms, with interest rates ranging from 3% to 25%, and maturities, extending from one month to nine years. The Company is in default of some of the agreements. The combined principal balance outstanding as of June 30, 2003 is indicated below:

                                                          Balance at         Additional      Repayments or         Balance at
                                                          December 31        Borrowings       Adjustments         June 30, 2003
                                                    -------------------- ------------------ ------------------- -------------------
Current portion of shareholders'
notes and loans payable                                     $234,461          $64,829           $76,829               $222,461

Long-term portion of shareholders'
notes and loans payable                                    2,180,983           13,600            (6,138)             2,200,721
                                                    -------------------- ------------------ ------------------- -------------------
                                                          $2,415,444          $78,429           $70,691             $2,423,182
                                                    ==================== ================== =================== ===================

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

The Company recorded a deferred debt discount in the amount of $305,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants was calculated and recorded as a reduction to the carrying amount and as addition to paid-in capital. The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the six months ended June 30, 2003 was approximately $638,000, and this amortization is recorded as financing costs paid in stocks and warrants for the value of the warrants and interest expense for the value of the beneficial conversion feature. In addition, the Company amortized debt discount of $29,000 related to the expensing of deferred finance cost from the prior year during the six months ended June 30, 2003.

The following reflects the balance of convertible debt and debt discount at June 30, 2003:

                                          Convertible                                           Unamortized
                                             Debt                                               Debt Discount
                                         ----------------                                      ----------------
Balance at December 31, 2002                    $855,500     Unamortized discount
                                                             at December 31, 2002                     $348,991

                                                             Additional unamortized debt
Additional borrowings during                                 discount during six months
six months ended June 30, 2003                   305,000     ended June 30, 2003                       305,000
                                         ----------------                                      ----------------
                                               1,160,500                                               653,991
Less amount converted to equity
during the first six months ended                            Less amount amortized during
June 30, 2003 (1,225,914 number                              the first six months ended
of shares)                                     1,110,500     June 30, 2003                             637,991
                                         ----------------                                      ----------------
 Balance at June 30, 2003                        $50,000     Balance at June 30, 2003                  $16,000
                                         ================                                      ================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Stockholders' Deficiency

Common Stock

The Company has two classes of common stock authorized as of June 30, 2003.

Class A
The Company is in the process of amending its certificate of incorporation to increase the authorized number of Class A common stock to 100,000,000 in order to have shares available for shares committed under stock option plans, warrants, common stock to be issued, convertible debt and preferred stock and stock to be issued in the future under a consulting agreement.

A summary of shares required to be available as of June 30, 2003 is as follows:

                                   Number of Shares of Class A
                                        Common Stock Required
                                           to be Available
                                   --------------------------------
Common stock issued                                     10,768,991
Stock option plans                                         315,832
Warrants                                                 6,593,986
Common stock to be issued                                7,991,509
Preferred stock - Series A                               1,175,000
Preferred stock - Series B                              19,987,569
Preferred stock - Series C                               2,792,210
Consulting agreement                                       250,000
                                   --------------------------------
              Total                                     49,875,097
                                   ================================

On April 9, 2003, the Company borrowed $150,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company agreed to issue 150,000 shares of Class A common stock in connection with the note.

On April 25, 2003, the Company borrowed $20,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company agreed to issue 20,000 shares of Class A common stock in connection with the note.

Class B
The Company has 5,000,000 shares of its Class B, $ .01 common stock authorized of which none were issued and outstanding as of June 30, 2003.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Stockholders' Deficiency, continued:
Preferred  Stock, continued:

Series A Convertible Preferred Stock, continued:
The dividends are accruable if the Company does not amend its certificate of incorporation to increase the number of Class A common stock available to allow for the conversion of all of the Series A convertible preferred stock. As the Company has not yet amended its certificate of incorporation, the Company has accrued dividends of approximately $16,000 during the six months ended June 30, 2003, thereby increasing the total dividend arrearage to approximately $66,000 at June 30, 2003.

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

Series C Convertible Redeemable Preferred Stock
In connection with the Big Content acquisition, the Company's Board of Directors authorized and issued 27,923 shares of a Series C Convertible Redeemable Preferred stock. The Series C Convertible Redeemable Preferred stock, as amended, is convertible into 100 shares of the Company's common stock (2,792,210) any time at the option of the Company. The stock, as amended, has a liquidation preference value of $4,500,000. The Series C Convertible Preferred stock is no longer redeemable as a result of the waiver of the redemption provisions dated May 20, 2003.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Stockholders' Deficiency, continued:

Warrants

Warrant activity for the six months ended June 30, 2003 was as follows:

                                                                                   Number of Shares
                                                                                  --------------------
Outstanding, December 31,  2002                                                           5,921,486

Warrants issued in connection with convertible debt and notes payable                       672,500
                                                                                  --------------------
Outstanding, June 30, 2003                                                                6,593,986
                                                                                  ====================

Note 11. Commitments and Contingencies

Consulting Agreements

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Commitments and Contingencies, continued:
David Tua Agreements, continued:

The Company has recorded the fair value of the 1,500,000 original shares of Company's stock to be issued of $1,065,000 on the date of the Sale Agreement as an adjustment to deferred signing bonuses and common stock to be issued and is amortizing the deferred signing bonus over the three year term of the related Tua EPA. Amortization of deferred signing bonus under this agreement for the six months ended June 30, 2003 included in the consolidated statement of operations amounted to approximately $189,500.

In addition, with the execution of the Sale Agreement and the Consent, CKP entered into an agreement (the "America Presents Agreement") with America Presents Boxing LLC ("APB"), Tua's prior promoter, whereby APB released Tua from an Exclusive Co-Promotion Agreement (the "Co-Promotion Agreement") dated as of March 26, 2002 between APB and Cedric Kushner Boxing, Inc.. Pursuant to the America Presents Agreement, CKP paid APB $400,000 and issued APB a $200,000 contingent promissory note (the "Contingent Note") which provided for payment of such amount if Tua was not declared the loser in his March 2003 bout ("Rahman Bout") with Hasim Rahman. The Rahman Bout ended in a draw and CKP paid the Contingent Note following the Rahman Bout.

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

Simultaneously with the closing of the Sale Agreement and the Consent, CKP agreed to pay 50% of its Tua net revenues, as defined, from its economic interest in the Tua EPA to various participants (the "Tua Participants") pursuant to separate agreements (each a "Tua Participation Agreement") for an aggregate amount equal to $400,000. Such Tua Participation Agreements provide, among other things, that the first $400,000 of net revenues derived from the Tua EPA shall be remitted to the Tua Participants on a parri passu basis and that CKP shall cause the Company to issue to each Tua Participant a warrant to purchase unregistered and restricted shares of common stock of the Company with an aggregate value equal to 10% of the amount invested by each Tua Participant. Subsequently, the Company, Cedric Kushner, and two of the Tua Participants entered into separate agreements whereby the Company agreed that if (a) Cedric Kushner shall die after the date of the Agreement and the two Tua Participant shall not have recouped the their original investment of $100,000 (the "Tua Amount") each or (b) the two Tua Participants have not recouped the Tua Amount on or prior to 24 months from February 23, 2003, the two Tua Participants shall each have the right to sell their rights and interest in and to the Tua EPA to the Company at a price equal to the difference, if any, between the Tua Amount and the amount recouped as of such date Kushner dies or the expiration of the 24 month period, as applicable.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Commitments and Contingencies, continued:

Lease Obligations

On April 4, 2003, the Company entered into a lease agreement for its New York City based administrative offices. The lease commenced on February 1, 2003 and continues until January 31, 2008. The minimum annual lease payments required under the lease agreement are:

 Year Ending December 31,               Annual Rent
    -----------------------            ----------------
                 2003                          $64,314
                 2004                           71,460
                 2005                           80,107
                 2006                           98,308
                 2007                          100,028
              Thereafter                         8,482
                                       ----------------
                                              $422,699
                                       ================
Note 12.  Related Party Transactions

During the six months ended June 30, 2003, the Company borrowed an aggregate amount of approximately $441,000 from the President of the Company. During the same period, the Company repaid approximately $101,000 to the President of the Company. The amounts advanced to the Company by the President during the six months ended June 30, 2003 have no specific terms, conditions, or maturities.

Note 13. Litigation

Investor Relation Services, Inc.

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

In August 2002, the Company terminated the contract for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud. In February 2003, Summit filed arbitration against the Company arising from the termination by the Company of the agreement. On May 28, 2003, a mediation session was held but was unsuccessful and did not result in a settlement. No arbitration date has been scheduled.

While management is unable to predict the outcome of this matter and disputes the validity of the claim, it has nevertheless adopted, in 2002, a conservative position, for accounting purposes solely, of recording the value for the shares that would have been issued. That value was determined at $3,236,843 by multiplying the number of shares (2,631,580) contemplated to be issued by the value of the common stock on the contemplated date of the agreement. That amount was recorded as deferred consulting fees and common stock to be issued. The Company is amortizing the deferred consulting fees over three years with amortization expense of approximately $269,700 recorded for the six months ended June 30, 2003 and reflected in compensatory element of stock issuances for selling, general and administrative expenses in the condensed consolidated statements of operations.

Buster Mathis, Jr.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Litigation, continued:

Buster Mathis, Jr., continued:

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

Other

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter has been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. All amounts have been accrued for as of June 30, 2003.

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of June 30, 2003, the unpaid balance owed to Zomba by CKP was approximately $267,000.

On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if the Company is unsuccessful in securing financing to resolve this default. As of June 30, 2003, the Company had accrued approximately $560,000 on its books as the remaining liability to the boxer. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Litigation, continued:

Other, continued:

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net broadcast service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorneys' fees. As of June 30, 2003, the Company had accrued approximately $239,000 on its books as a potential liability to NSP.

On July 16, 2003, SL Green Management, LLC ("SL Green") filed a Notice of Petition, as managing agent for the Company's landlord, as a result of the Company's failure to pay its rental obligations for its leased office space at 1414 Avenue of the Americas, Room 1402, New York, New York. SL Green is seeking judgment for approximately $25,000 for rent in arrears and eviction of the Company from the leased premises. The Company has, since July 16, 2003, paid approximately $16,000 of its past rental obligations with SL Green.

In the normal course of business, the Company is involved in legal disputes concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, certain service providers, and other issues. At June 30, 2003, the Company had accrued an aggregate of approximately $171,000, representing its estimated exposure from these legal disputes. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


Note 14. Major Customer

Revenue from a single customer accounted for approximately 52% of revenues for the six months ended June 30, 2003, compared to 63% from another single customer for the same period in 2002.


Note 15. Pro-Forma Basic and Diluted Earnings (Loss) Per Share

Pro-forma basic and diluted earnings (loss) per share reflects the earnings
(loss) available to each share of common stock outstanding during the period, giving effect as if certain convertible preferred shares and common shares to be issued (see Note 10) were actually outstanding during the period. Since common stock equivalents such as options and warrants outstanding are antidilutive, they are not included in the calculation of diluted earnings (loss) per share.


Note 16. Subsequent Events

From July 1, 2003 to August 19, 2003, the Company borrowed approximately $35,000 from various third parties pursuant to several promissory notes or loan agreements. The notes are all short-term and accrue interest at various rates per annum.

On July 24, 2003, the Company borrowed $75,000 from various third parties pursuant to certain promissory notes. The note is short-term and accrues interest at 6.5% per annum. Additionally, the Company agreed to issue 75,000 shares of Class A common stock in connection with the note.

On August 12, 2003, the Company borrowed $110,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company issued 220,000 warrants to purchase shares of common stock in connection with the note, at an exercise price of $.10 per share. The warrants will expire five years from the date of issuance.

The Company has not paid the principal amount of $50,000, together with accrued but unpaid interest, which were due on before the one hundred fiftieth (150th) calendar day after the date of the notes, pursuant to the note and warrant agreement entered on March 18, 2003. In August 2003, the Company converted this debt into common stock to be issued, in accordance with the agreement.

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


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Revenues decreased by approximately $9,860,500, or 84%, from approximately $11,735,000 for the six months ended June 30, 2002 to approximately $1,874,200 for the six months ended June 30, 2003. Contributing significantly to the revenue decline is the number of televised events promoted during the six months ended June 30, 2003 compared to the same period during the prior year. The Company had relatively fewer premium cable licensing fees due to the expiration of contracts with premium level boxers. In addition, the Company experienced a decrease in activity from its talent command premium cable-licensing fees.

Cost of revenues, which comprises of media costs of approximately $431,000 and boxing promotion costs of $1,275,000 for the six months ended June 30, 2003, likewise decreased by approximately $9,234,000 to approximately $1,706,000 for the six months ended June 30, 2003, compared to approximately $10,939,000 incurred for the six months ended June 30, 2002. The decrease in cost of revenues is attributable to the lower dollar volume of events promoted by the Company. For the six months ended June 30, 2003, the Company realized a gross profit of 9%, compared to a gross profit of 7% for the same period in the prior year. The Company believes that a downturn in foreign television market to 5-year lows, combined with a downturn in the U.S. advertising market without any change to the cost of producing major events, were the primary factors contributing to the lower gross profit of approximately $627,000 for the six months ended June 30, 2003.

Cost of revenues for boxing promotions, as a percentage of revenues, increased by approximately 15% to 105% during the first six months ended June 30, 2003, compared to 90% for the same period in 2002. In media, cost of revenues, as a percentage of revenues, decreased by approximately 85% to 66% during the first six months ended June 30, 2003, compared to 151% for the same period in 2002.

The decline in gross profit by approximately $627,000 resulted from a number of factors. The Company experienced higher costs than revenues were realized for a number of reasons including the inability to develop a domestic distribution outlet, lower sponsorship, and supporting certain programs, which yielded lower revenues than costs incurred, but were necessary to promote brand recognition and establishing a new television series. The following represents a comparison of revenues, cost of revenues, and gross (loss) profit by segment for the six months ended June 30, 2003 and June 30, 2002:





                                                SIX MONTHS                         SIX MONTHS
                                                   ENDED                             ENDED
                                                  JUNE 30,                          JUNE 30,
                                                    2003          % of total          2002          % of total
                                                ----------        ----------       -----------       ----------
REVENUES
   Boxing promotions                               $1,217,987              65%      $11,026,336              94%
   Media                                             $656,230              35%         $708,331              93%
                                               ---------------  ---------------  ---------------  ---------------
        TOTAL REVENUES                             $1,874,217             100%      $11,734,667             100%
                                               ---------------  ---------------  ---------------  ---------------
COST OF REVENUES
   Cost of revenues - boxing promotions            $1,275,126             105%       $9,870,640              90%
   Cost of revenues - media                          $430,463              66%       $1,068,500              40%
                                               ---------------  ---------------  ---------------  ---------------
      TORAL COST OF REVENUES                       $1,705,589              91%      $10,939,139              93%
                                               ---------------  ---------------  ---------------  ---------------
GROSS (LOSS) INCOME
   Boxing promotions                                 ($57,139)             -5%       $1,155,696              10%
   Media                                              225,767              34%         (360,168)            -51%
                                               ---------------  ---------------  ---------------  ---------------
        TOTAL GROSS PROFIT (LOSS)                    $168,628               9%         $795,528               7%
                                               ===============  ===============  ===============  ===============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002, continued:

Selling, general and administrative expenses decreased by approximately $363,000 to approximately $911,000 for the six months ended June 30, 2003, from approximately $1,275,000 for the same period last year. The Company recorded a non-cash expense, classified as "compensatory element of stock and warrant issuances for selling, general and administrative expenses", of approximately $1,010,500 relating to the use of stocks and warrants for obligations due under various consulting and employment agreements during the six months ended June 30, 2002 compared to approximately $134,900 for the same period in the prior year.

The Company recorded approximately $842,100 in financing costs paid in stocks and warrants for the six months ended June 30, 2003, compared to approximately $626,800 during the same period in the prior year.

Interest expense (inclusive of related party and other amounts) increased by approximately $82,000 from approximately $490,400 in the first six months of 2002 to approximately $572,500 for the six months ended June 30, 2003. This increase is attributable to costs incurred related to the Company's incurrence of approximately $839,000 of additional debt.

Depreciation and amortization expense for property and equipment decreased by approximately $4,900 to approximately $24,700 for the six months ended June 30, 2003, from approximately $29,600 for the six months ended June 30, 2002. Amortization expense of prepaid signing bonuses increased by approximately $272,600 to $284,400 for the six months ended June 30, 2003, compared to $11,800 for the same period in the prior year. Amortization expenses for intangible assets increased by $105,600 to approximately $279,300 for the six months ended June 30, 2003, compared to $173,700 during the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, CKB's cash's balance indicated an overdraft of $15,475 (reflected as a current liability on its balance sheet), compared to a balance of approximately $782,000 at June 30, 2002.

Net cash used in operations was approximately $476,700 for the first six months ended June 30, 2003, compared to net cash provided of approximately $1,704,500 for the same period in 2002. The significant change in cash from operations results primarily from the net loss of approximately $3,756,200 incurred for the first six months ended June 30, 2003, compared approximately $2,003,800 for the same period last year. Approximately $1,010,500 of the net loss for the first six months ended June 30, 2003 is the result of non-cash compensation, compared to approximately $134,900 for the same period last year.

Net cash used in investing activities was approximately $941,400 for the six months ended June 30, 2003 comprising of approximately $640,000 for prepaid signing bonuses, $21,400 for payment of a security deposit and $280,000 for the purchase of intangible assets, compared to net cash used in investing activities of approximately $1,594,300 for the same period in the prior year. The net cash used in investing activities of the Company in the six months ended June 30, 2002 was higher due to the acquisition of Big Content in 2002.

Net cash provided by financing activities was approximately $1,418,100 for the six months ended June 30, 2003, compared to net cash provided of approximately $609,400 for the same period in the prior year. The net cash used in financing activities by the Company in the six months ended June 30, 2002 was higher due to the purchase of intangibles in 2002.

The Company incurred a net loss of approximately $3,756,200 during the six months ended June 30, 2003. In addition, the Company had a working capital deficiency of approximately $9,233,500, and a stockholders' deficiency of approximately $8,393,800 at June 30, 2003, and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern.

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

During the six months ended June 30, 2003, the Company had successfully obtained external financing through private placements of convertible debt and other short-term borrowings. The Company continues to explore sources of additional financing to satisfy its current operating requirements and has adopted a plan to address liquidity in several ways, including:

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


Item 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal control over financial reporting in the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Investor Relation Services, Inc.

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

In August 2002, the Company terminated the contract for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud. In February 2003, Summit filed arbitration against the Company arising from the termination by the Company of the agreement. On May 28, 2003, a mediation session was held but was unsuccessful and did not result in a settlement. No arbitration date has been scheduled.

While management is unable to predict the outcome of this matter and disputes the validity of the claim, it has nevertheless adopted, in 2002, a conservative position, for accounting purposes solely, of recording the value for the shares that would have been issued. That value was determined at $3,236,843 by multiplying the number of shares (2,631,580) contemplated to be issued by the value of the common stock on the contemplated date of the agreement. That amount was recorded as deferred consulting fees and common stock to be issued. The Company is amortizing the deferred consulting fees over three years with amortization expense of approximately $269,700 recorded for the six months ended June 30, 2003 and reflected in compensatory element of stock issuances for selling, general and administrative expenses in the condensed consolidated statements of operations.

Buster Mathis, Jr.

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

Other

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter has been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. All amounts have been accrued for as of June 30, 2003.

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of June 30, 2003, the unpaid balance owed to Zomba by CKP was approximately $267,000.

On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if the Company is unsuccessful in securing financing to resolve this default. As of June 30, 2003, the Company had accrued approximately $560,000 on its books as the remaining liability to the boxer. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated.

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net broadcast service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorneys' fees. As of June 30, 2003, the Company had accrued approximately $239,000 on its books as a potential liability to NSP.

On July 16, 2003, SL Green Management, LLC ("SL Green") filed a Notice of Petition, as managing agent for the Company's landlord, as a result of the Company's failure to pay its rental obligations for its leased office space at 1414 Avenue of the Americas, Room 1402, New York, New York. SL Green is seeking judgment for approximately $25,000 for rent in arrears and eviction of the Company from the leased premises. The Company has, since July 16, 2003, paid approximately $16,000 of its past rental obligations with SL Green.

In the normal course of business, the Company is involved in legal disputes concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, certain service providers, and other issues. At June 30, 2003, the Company had accrued an aggregate of approximately $171,000, representing its estimated exposure from these legal disputes. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

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

On April 9, 2003, we issued 150,000 shares of common stock to an investor in consideration for loaning us $150,000.

On April 23, 2003, we issued 20,000 shares of common stock to an investor in consideration for loaning us $20,000.

On May 29, 2003, we issued 400,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share to an investor in consideration for loaning us $200,000.

On June 6, 2003, we issued 120,000 warrants to purchase shares of our common stock at an exercise price of $0.10 per share to an investor in consideration for loaning us $60,000.

Item 3. Defaults Upon Senior Securities

During the first six months of 2003, there were no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.


Item 4. Submission of Matters to a Vote of Security Holders

During the first six months of 2003, the Company did not submit any matters to a vote of security holders.


Item 5. Other Information

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-B

     31.1 Certification by Chief Executive Officer
          Officer pursuant to Sarbanes -Oxley Section 302.

     31.2 Certification by Acting Chief Financial
          Officer pursuant to Sarbanes -Oxley Section 302.

     32.1 Certification by Chief Executive Officer
          Officer and pursuant to 18 U.S. C. Section 1350

     32.2 Certification by Acting Chief Financial
          Officer and pursuant to 18 U.S. C. Section 1350

(b)  Current Reports on Form 8-K

On July 25, 2003, the Company filed a Form 8-K to report its changes in Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDRIC KUSHNER PROMOTIONS, INC.





Date: August 20, 2003               /s/ Cedric Kushner
                                    -------------------------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 20, 2003               /s/ James DiLorenzo
                                    --------------------------------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)