Form 10QSB
period 2003-09-30
CEDRIC KUSHNER PROMOTIONS INC
filed 2003-12-22
CIK 1064539

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

           As of December 19, 2003, there were 10,648,707 outstanding shares of common stock, par value $0.01 per share.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES


                                      INDEX
                                       TO
                                   FORM 10-QSB

                                                                                                   Page

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet at September 30, 2003 (Unaudited)                  3

            Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002 (Unaudited)
                                                                                                    4

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended September 30, 2003 and 2002 (Unaudited)
                                                                                                    5

            Notes to Condensed Consolidated Financial Statements                                    7

Item 2.     Management's Discussion and Analysis or Plan of Operation                               21

Item 3.     Controls and Procedures                                                                 23

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                       24

Item 2.     Changes in Securities                                                                   25

Item 3.     Defaults Upon Senior Securities                                                         25

Item 4.     Submission of Matters to a Vote of Security Holders                                     25

Item 5.     Other Information                                                                       25

Item 6.     Exhibits and Reports on Form 8-K                                                        26

            SIGNATURES                                                                              27

            CERTIFICATIONS

                        PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         September 30, 2003 (Unaudited)

                                                                            AS OF SEPTEMBER 30, 2003
                                                                                   (UNAUDITED)
                                                                            -----------------------

CURRENT ASSETS:
   Cash ......................................................................   $      6,735
   Accounts receivable, net of allowance for doubtful accounts of $20,000 ....         52,500
   Media inventory development costs .........................................         29,002
   Other current assets ......................................................         13,537
                                                                                 -------------
        TOTAL CURRENT ASSETS .................................................        101,774
                                                                                 -------------

PROPERTY AND EQUIPMENT, NET ..................................................         53,366

OTHER ASSETS:
   Prepaid signing bonuses, net ..............................................        528,958
   Security deposit ..........................................................         21,438
   Intangible assets, net ....................................................      3,497,477
                                                                                 -------------
        TOTAL ASSETS .........................................................   $  4,203,013
                                                                                 =============
                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Accounts payable ..........................................................   $  2,817,089
   Reserve for litigation settlements ........................................      1,084,727
   Due to stockholder/officer ................................................        703,099
   Current portion of notes payable - stockholders ...........................        272,461
   Current portion of notes and loans payable ................................      2,921,062
   Accrued expenses and other current liabilities ............................      1,189,495
   Customer advances and deferred liabilities ................................        715,000
                                                                                 -------------
        TOTAL CURRENT LIABILITIES ............................................      9,702,933
                                                                                 -------------
LONG-TERM LIABILITIES:
    Notes payable - stockholders, less current portion .......................      2,220,040
    Notes and loans payable, less current portion ............................      1,276,250
                                                                                 -------------
        TOTAL  LONG-TERM LIABILITIES .........................................      3,496,290
                                                                                 -------------
        TOTAL  LIABILITIES ...................................................     13,199,223
                                                                                 -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.01 par value, authorized 5,000,000 shares
    Series A convertible, $.01 par value, authorized 500,000 shares, .........          1,175
    117,500 shares issued and outstanding (liquidation preference of $352,500)
    Series B convertible, $.01 par value, 399,752 shares authorized, .........          3,998
    issued and outstanding (liquidation preference of $2,430,000)
    Series C convertible redeemable, $.01 par value, 27,923 shares authorized,            279
    issued and outstanding (liquidation preference of $4,500,000)
    Series D, $.01 par value, 399,752 shares authorized, 399,752 shares ......          3,998
    issued and outstanding (liquidation preference of $2,430,000)
   Common stock, $.01 par value, authorized 20,000,000 shares
    Class A, $.01 par value, 15,000,000 shares authorized, ...................        107,690
    10,768,991 shares issued and 10,648,707 shares outstanding
    Class B, $.01 par value, 5,000,000 shares authorized, -0- shares issued
    and outstanding ..........................................................           --
    Class A Common Stock to be issued, 8,066,509 shares ......................      7,997,619
   Additional paid-in capital ................................................      9,628,604
   Accumulated deficit .......................................................    (23,319,317)
   Deferred consulting fees ..................................................     (2,341,790)
   Deferred signing bonuses ..................................................       (877,168)
   Treasury stock, at cost - 120,284 shares of Class A common stock ..........       (201,298)
                                                                                 -------------
        TOTAL STOCKHOLDERS' DEFICIENCY .......................................     (8,996,210)
                                                                                 -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .......................   $  4,203,013

                                                                                =============

                                       3

     See accompanying notes to condensed consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           THREE MONTHS                              NINE MONTHS
                                                                        ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                                                      2003             2002             2003             2002
                                                                 ---------------  --------------   ---------------  ---------------
REVENUES
   Boxing promotions                                                   $191,105      $1,260,937        $1,409,092      $12,287,273
   Media                                                                229,883         604,292           886,113        1,289,818
                                                                 ---------------  --------------   ---------------  ----------------
        TOTAL REVENUES                                                  420,988       1,865,229         2,295,205       13,577,091
                                                                 ---------------  --------------   ---------------  ----------------
OPERATING COSTS AND EXPENSES
   Cost of revenues - boxing promotions                                 133,340       1,685,199         1,408,466       11,543,469
   Cost of revenues - media                                              20,182         346,015           450,645        1,426,884
   Selling, general and administrative                                  475,181       1,730,488         1,294,084        2,695,518
   Amortization of signing bonuses                                      199,932           9,342           484,353           21,158
   Amortization of intangible assets                                    142,800         148,875           422,091          322,561
   Depreciation and amortization of property and equipment               12,362          18,178            37,086           47,828
   Compensatory element of stock and warrant                            492,977               -         1,503,451          421,865
   issuances for selling, general and administrative expenses
                                                                 ---------------  --------------   ---------------  ---------------
        TOTAL OPERATING COSTS AND EXPENSES                            1,476,774       3,938,097         5,600,176       16,479,284
                                                                 ---------------  --------------   ---------------  ---------------
        LOSS FROM OPERATIONS                                         (1,055,786)     (2,072,868)       (3,304,971)      (2,902,192)
                                                                 ---------------  --------------   ---------------  ---------------
OTHER INCOME (EXPENSES)
   Other income                                                               -           4,000                40           26,805
   Interest expense - other                                            (119,850)       (384,520)         (476,028)        (874,860)
   Interest expense - related parties                                  (207,050)              -          (423,355)               -
   Loss in disposition of fixed assets                                        -               -                 -          (80,143)
   Financing costs paid in stocks and warrants                         (209,000)       (252,472)       (1,143,589)        (879,259)
                                                                 ---------------  --------------   ---------------  ---------------
        TOTAL OTHER INCOME (EXPENSE)                                   (535,900)       (632,992)       (2,042,932)      (1,807,457)
                                                                 ---------------  --------------   ---------------  ---------------
NET LOSS                                                            ($1,591,686)    ($2,705,860)      ($5,347,904)     ($4,709,649)
                                                                 ===============  ==============   ===============  ===============
Net income (loss) applicable to common stock:
Net loss                                                            ($1,591,686)    ($2,705,860)      ($5,347,904)     ($4,709,649)
Preferred stock dividends - Series A                                     (8,179)         (9,321)          (24,168)         (18,642)
                                                                 ---------------  --------------   ---------------  ---------------
Net loss income applicable to common stock                          ($1,599,865)    ($2,715,181)      ($5,372,072)     ($4,728,291)
                                                                 ===============  ==============   ===============  ===============
NET LOSS PER COMMON SHARE (basic and diluted)                            ($0.15)         ($0.19)           ($0.50)          ($0.39)
                                                                 ===============  ==============   ===============  ===============
PRO-FORMA NET (LOSS) INCOME                                              ($0.04)                           ($0.14)
PER COMMON SHARE (basic and diluted)
                                                                 ===============                   ===============
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
   Basic and diluted                                                 10,648,707      14,118,896        10,648,707       12,126,018
                                                                 ===============  ==============   ===============  ===============
   Pro-forma basic and diluted                                       40,134,578                        39,224,824
                                                                 ===============                   ===============

                                       4

     See accompanying notes to condensed consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                            2003             2002
                                                                         ------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................................   ($5,347,904)   ($4,709,649)
  Adjustments to reconcile net loss
   to net cash  provided by (used in) operating activities:
  Depreciation and amortization of property and equipment ............        37,086         47,828
  Amortization of deferred finance costs .............................          --           10,000
  Loss on disposals of fixed assets ..................................          --           80,143
  Amortization of debt discount ......................................       635,510        890,625
  Amortization of deferred finance costs .............................        27,964           --
  Amortization of media assets .......................................       422,091        322,561
  Amortization of signing bonuses ....................................       484,353         21,158
  Provision for losses on accounts receivable ........................          --           40,677
  Noncash officer's compensation and rent ............................          --          265,000
  Convertible debt interest converted to common stock ................       126,310         41,517
  Compensatory element of stock and warrant issuances ................     1,503,451        421,865
  for selling, general and administrative expenses
  Financing costs paid in stocks and warrants ........................       658,561        183,223
  (Increase) decrease in operating assets: ...........................       155,127
    Accounts receivable ..............................................       (47,500)       471,621
    Miscellaneous receivables and other current assets ...............       (25,039)       407,650
    Other assets .....................................................             0           --
  Increase (decrease) in operating liabilities:
    Accounts payable .................................................       100,887      2,166,926
    Reserve for litigation settlements ...............................       305,986           --
    Accrued expenses and other current liabilities ...................      (105,605)          --
  Deferred income (liabilities) ......................................       400,000       (210,533)
  Customer advances ..................................................       165,000           --
                                                                         ------------   ------------
                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (785,159)       605,739
                                                                         ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for prepaid signing bonuses ...........................      (640,000)      (110,958)
  Purchase of intangibles ............................................      (280,000)    (1,526,239)
  Purchases of property and equipment ................................          --          (19,731)
  Payment of security deposit ........................................       (21,438)          --
                                                                         ------------   ------------
                   NET CASH USED IN INVESTING ACTIVITIES .............      (941,438)    (1,656,928)
                                                                         ------------   ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances from stockholders and related parties .................       559,650        217,518
  Proceeds from notes and loans payable - stockholders ...............       128,429           --
  Repayments of notes and loans payable - stockholders ...............       (51,372)          --
  Proceeds from convertible debt .....................................       305,000        895,500
  Repayment of convertible debt ......................................          --         (150,000)
  Proceeds from notes and loans payable - other ......................     2,100,000      1,376,300
  Repayment of notes and loans payable - other .......................    (1,308,375)    (1,440,546)
                                                                         ------------   ------------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES .........     1,733,331        898,772
                                                                         ------------   ------------

                   NET INCREASE (DECREASE) IN CASH ...................         6,735       (152,417)
 CASH, BEGINNING OF PERIOD ...........................................          --           62,419
                                                                         ------------   ------------
 CASH, END OF PERIOD .................................................   $     6,735    ($   89,998)
                                                                         ============   ============


Bal Sheet ............................................................   $     6,735              0
                                                                         ------------   ------------

     See accompanying notes to condensed consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                   (Unaudited)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                        2003           2002
 Cash paid during the period for:
  Interest ......................................................   $   443,737   $   179,871

Non-cash investing and financing activities:
  Recording of debt discount ....................................   $   653,991   $   894,500
  Promissory note issued for purchase of Big Content ............          --     $ 1,000,000
  Common stock to be issued pursuant to consulting agreement ....   $   560,000          --
  Common stock to be issued pursuant to a sale agreement ........   $   132,000          --
  Common stock to be issued pursuant to two promissory agreements   $   105,000          --
  Dividend due on preferred stock ...............................   $    24,168
  Assumption of debt in connection with
   consulting agreement related to reverse merger................                 $ 1,448,932
  Conversion of convertible debt and accrued interest ...........   $ 1,543,623   $ 1,011,517
  into common stock to be issued
  Assets acquired and liabilities assumed in connection
  with acquisition of Big Content in March 2002:
       Intangibles ..............................................          --     $ 7,052,160
       Prepaid expenses .........................................          --     $   130,000
       Property and equipment ...................................          --     $   164,533
       Other assets .............................................          --     $    42,500
       Liabilities ..............................................          --     ($  459,193)
       Prior year cash advances to Big Content offset ...........          --     ($  698,782)
       against due to  the Company on Big Content
       Note payable .............................................          --     ($1,000,000)
      Common stock issued .......................................          --     ($4,079,699)
                                                                  --------------  -------------
        Cash paid, including transaction costs of $50,000 .......          --     $ 1,151,519
                                                                  ==============  =============

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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations, a working capital deficiency of approximately $9,601,000 at September 30, 2003, and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern.


Note 2. Prepaid Signing Bonuses, Net

Prepaid signing bonuses, net, consisted of the following at September 30, 2003:

                               At September 30, 2003    Contract Period
Prepaid signing bonuses                  $750,854           2-3 years
Less: accumulated amortization            221,896
                                ------------------
Prepaid signing bonuses, net             $528,958
                                ==================

Amortization expense of prepaid and deferred signing bonuses was $484,353 and $21,158 for the nine months ended September 30, 2003 and 2002, respectively.


Note 3. Media Inventory

During the nine months ended September 30, 2003, the Company spent approximately $29,000 toward the development of digital versatile disks (DVD) of certain major boxing and music events. The Company intends to promote, market sell the DVDs, when manufactured, individually to retail customers and in bulk to wholesale distributors. The development cost will be included as part of the cost of the DVD inventory. Inventory will be recorded at the lower of cost or net realizable value. Cost will be determined on a first-in, first-out basis.

The Company's first DVD, "ThunderBox-Fistful of Dollars" was released in August 2003 and is currently available for purchase at www.amazon.com, www.bestprices.com and other sources.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4. Property and Equipment, Net

Property and equipment, net, consisted of the following:
                              At September 30,     Useful Lives
                               ---------------      ----------
Office equipment                      $23,291       5-7 years
Furniture and fixtures                 49,705       5-7 years
Automobile                             51,726        5 years
Set and ring costs                     67,514        5 years
Website development costs              55,000        3 years
                               ---------------
                                      247,236
Less accumulated depreciation         193,870
                               ---------------
Property and equipment, net           $53,366
                               ===============

Depreciation and amortization expense of property and equipment were $37,086 and $47,828 for the nine months ended September 30, 2003 and 2002, respectively.


Note 5. Intangible Assets, Net

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2003 were as follows:


                                                                         Impairment
                                    Balance as of  Acquired during      during nine         Balance as of
Intangible assets        Estimated  Decemeber 31   nine months ended    months ended        September 30,   Accumulated      Net
subject to amortization:    Life      2002          September 30, 2003  September 30 2003      2003         Amortization
------------------------ ---------- -------------- -------------------  ------------------  -------------- ------------- -----------
Video Library                 5        $1,190,000             -             -                 $1,190,000      $368,500     $821,500


ThunderBox Trademarks and
contractual re1ationships    10         1,223,000             -             -                   1,223,000      314,725      908,275
HWE Trademarks and
contractual relationships    10         1,759,000             -             -                   1,759,000      291,357    1,467,643
European Media Rights         7            40,000        30,000             -                      70,000        5,358       64,642
America Presents Library     10                 -       250,000             -                     250,000       14,583      235,417
Other                         1            20,000             -             -                      20,000       20,000            -
                         ---------- -------------- -------------------  ------------------  -------------- ------------- -----------
                                       $4,232,000      $280,000            $0                  $4,512,000   $1,014,523   $3,497,477
                         ========== ============== ===================  ==================  ============== ============= ===========

Amortization expense of intangible assets was $422,091 and $322,561for the nine months ended September 30, 2003 and 2002, respectively.

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

The Company's reportable segments are strategic business units that offer different outputs. The following table presents information about the Company's business segments for the three-month and nine-month periods ended September 30, 2003:

                                 For the three months ended September 30, 2003         For the nine months ended September 30, 2003
                                 ---------------------------------------------------  ----------------------------------------------
                                  Boxing promotions     Media            Total         Boxing promotions   Media            Total
                                 ---------------- ----------------- ----------------  --------------- ---------------- -------------
Net revenue from external customers     $191,105          $229,883         $420,988       $1,409,092         $886,113    $2,295,205
Operating loss                         ($707,377)        ($348,403)     ($1,055,786)     ($2,214,331)     ($1,090,631)  ($3,304,971)
Amortization of signing bonuses         $199,932                 -         $199,932         $484,353                -      $484,353
Amortization of intangible assets        $14,280          $142,800         $142,800          $42,209         $422,091      $422,091
Depreciation and amortization of
property equipment                        $8,283           $12,362          $12,362          $24,848          $37,086       $37,086
Compensatory element of stock and
warrant issuances for selling,
general and administrative expenses     $330,295          $162,682         $492,977       $1,007,312         $496,139    $1,503,451
Interest expense - other                 $80,300           $39,551         $119,850         $318,939         $157,089      $476,028
Interest expense - related parties      $138,724           $68,327         $207,050         $283,648         $139,707      $423,355

The following table presents information about the Company's business segments for the three-month and nine-month periods ended September 30, 2002:

                                  For the three months ended September 30, 2002       For the nine months ended September 30, 2002
                                 ---------------------------------------------------  ----------------------------------------------
                                  Boxing promotions    Media             Total         Boxing promotions       Media         Total
                                 ------------------- ----------------- ----------------  --------------- ---------------- ----------
Net revenue from external customers   $1,260,937          $604,292       $1,865,229      $12,287,273     $1,289,818     $13,577,091
Operating loss                       ($1,388,821)         (606,967)     ($2,072,868)     ($1,944,469)     ($957,723)    ($2,902,192)
Amortization of signing bonuses           $9,342                 -           $9,342          $21,158              -         $21,158
Depreciation and amortization of
property equipment                       $12,179            $5,999          $18,178          $32,045        $15,783         $47,828
Interest expense                        $257,628          $126,892         $384,520         $586,156       $288,704        $874,860

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6. Segment Data, continued:

Foreign revenue disclosure

The Company had revenues from foreign sources in the amounts of approximately $464,000 and $1,273,000 for the nine months ended September 30, 2003 and 2002, respectively. This foreign source revenue accounted for 20% and 9% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. Foreign source revenue is determined by the country from which the fight is broadcast.

Reconciliation of reportable segment operating loss to consolidated net loss

A reconciliation of reportable segment operating loss to the Company's consolidated net loss for the three months and nine months ended September 30, 2003 and 2002 is as follows:

                                                               Three Months                       Nine Months
                                                          Ended September 30,               Ended September 30,
                                                  ----------------------------------  --------------------------------
                                                        2003             2002              2003            2002
                                                  ----------------- ----------------  --------------- ----------------
Operating income (loss)                                ($1,055,786)     ($2,072,868)     ($3,304,971)     ($2,902,192)
   Other income                                                  -            4,000               40           26,805
   Interest expense - other                               (119,850)        (384,520)        (476,028)        (874,860)
   Interest expense - related parties                     (207,050)               -         (423,355)               -
   Loss in disposition of fixed assets                           -                -                -          (80,143)
   Financing costs paid                                   (209,000)        (252,472)      (1,143,589)        (879,259)
   in stocks and warrants
                                                  ----------------- ----------------  --------------- ----------------
     Net loss                                          ($1,591,686)     ($2,705,860)     ($5,347,904)     ($4,709,649)
                                                  ================= ================  =============== ================
                                                        (1,591,686)      (2,705,860)      (5,347,904)      (4,709,649)

Note 7. Notes And Loans Payable

The Company defaulted on its line of credit with a bank. Interest was payable at an interest rate of 8.5% per annum. The credit line was secured by accounts receivable, the Company's contracts with boxers, and personally guaranteed by officers of the Company, which included a lien against real estate owned by the President of the Company. Pursuant to an agreement with the bank dated February 20, 2003 the Company paid down the balance by $231,665 on March 10, 2003 and agreed to a payment schedule for the remaining balance. During the quarter ended September 30, 2003, the balance on this line of credit, including accrued interest, was paid in full.

The Company had a $200,000 credit line through another bank. During 2001, the line of credit expired and the bank converted the then outstanding amount to a note payable. The note is payable in 36 monthly principal payments of $5,549, plus 6% interest per annum. The note is secured by assets of the Company and personally guaranteed by certain stockholders of the Company. The Company defaulted on its payment and the bank instituted legal proceedings in the quarter, ended September 30, 2003 to collect on balance on this note which, including accrued interest, amounted to approximately $93,500 at September 30, 2003.

During the nine months ended September 30, 2003, the Company has repaid certain loans which matured. It has also entered into various loan agreements with third parties resulting in new or additional borrowings. These agreements have various terms, with interest rates ranging from 5.5% to 25%, and maturities, extending from one month to three years. The Company is in default of some of the agreements. The combined principal balance outstanding as of September 30, 2003 is indicated below:

                                              Balance at December      Additional  Repayments or         Balance at
                                                    31 2002            Borrowings  Adjustments         September 30, 2003
                                              --------------------  ---------------  ----------------  ---------------------
Current portion of shareholders' notes
and loans payable                                       $234,461          114,829            76,829               $272,461
Long-term portion of shareholders'
notes and loans payable                                2,180,983           13,600           (25,457)            $2,220,040
                                              --------------------  ---------------  ----------------  ---------------------
                                                      $2,415,444         $128,429           $51,372             $2,492,501
                                              ====================  ===============  ================  =====================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Notes Payable - Stockholders

During the nine months ended September 30, 2003, the Company entered into various loan agreements with certain of its shareholders, resulting in additional borrowings, offset by repayments. These agreements have various terms, with interest rates ranging from 3% to 25%, and maturities, extending from one month to nine years. The Company is in default of some of the agreements. The combined principal balance outstanding as of September 30, 2003 is indicated below:

                                              Balance at December31    Additional       Repayments or       Balance at
                                                     2002              Borrowings       Adjustments      September 30, 2003
                                              --------------------  ---------------  ----------------  ---------------------
Current portion of shareholders' notes
and loans payable                                        $234,461          114,829            76,829               $272,461
Long-term portion of shareholders' notes
and loans payable                                       2,180,983           13,600           (25,457)            $2,220,040
                                              --------------------  ---------------  ----------------  ---------------------
                                                       $2,415,444         $128,429           $51,372             $2,492,501
                                              ====================  ===============  ================  =====================

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

The Company recorded a deferred debt discount in the amount of $305,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants was calculated and recorded as a reduction to the carrying amount and as addition to paid-in capital. The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the nine months ended September 30, 2003 was approximately $654,000, and this amortization is recorded as financing costs paid in stocks and warrants for the value of the warrants and interest expense for the value of the beneficial conversion feature. In addition, the Company amortized debt discount of $45,000 related to the expensing of deferred finance cost from the prior year during the nine months ended September 30, 2003.

The following reflects the balance of convertible debt and debt discount at September 30, 2003:

                                         Convertible Debt                                                           Unamortized Debt
                                                                                                                       Discount
                                         ----------------                                                           ----------------
                                                                                  Unamortized discount
Balance at December 31, 2002                    $855,500                          at December 31, 2002                    $348,991

Additional borrowings                                                            Additional unamortized debt
 during nine months ended                                                        discount during nine months
 September 30, 2003                              305,000                         ended September 30, 2003                  305,000
                                         ----------------                                                           ----------------
                                               1,160,500                                                                   653,991
  Less amount converted to equity
  during the first nine months ended                                             Less amount amortized during
  September 30, 2003 (1,225,914 shares                                           the first nine months
  and 50,000 shares)                           1,160,500                         ended September 30, 2003                  653,991
                                         ----------------                                                           ----------------
   Balance at September 30, 2003                      $0                         Balance at September 30, 2003                 $0
                                         ================                                                           ================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Stockholders' Deficiency

Common Stock

The Company has two classes of common stock authorized as of September 30, 2003.

Class A
The Company is in the process of amending its certificate of incorporation to increase the authorized number of Class A common stock to 100,000,000 in order to have shares available for shares committed under stock option plans, warrants, common stock to be issued, convertible debt and preferred stock and stock to be issued in the future under a consulting agreement.

A summary of shares required to be available as of September 30, 2003 is as follows:

                                                    Number of Shares of Class A
                                                    Common Stock Required
                                                       to be Available
                                                --------------------------------
              Common stock issued                                    10,768,991
              Stock option plans                                        315,832
              Warrants                                                7,013,986
              Common stock to be issued                               8,366,509
              Preferred stock - Series A                              1,175,000
              Preferred stock - Series B                             19,987,569
              Preferred stock - Series C                              2,792,210
                                               ---------------------------------
                            Total                                     50,420,097
                                               =================================


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

On July 24, 2003, the Company borrowed $50,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 6.5% per annum. Additionally, the Company agreed to issue 50,000 shares of Class A common stock in connection with the note.

On July 24, 2003, the Company borrowed $25,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 6.5% per annum. Additionally, the Company agreed to issue 25,000 shares of Class A common stock in connection with the note.

From August 27, 2003 to September 25, 2003, the Company borrowed $210,000 in four separate transactions from a third party pursuant to four note and warrant purchase agreements. The notes are short-term and accrue interest at 10% per annum. Additionally, the Company agreed to issue an aggregate of 420,000 warrants to purchase common stock at an exercise price of $.10 per share, with an expiration of five years from the dates of their issuances.

In connection with the above transactions, the Company recorded financing costs of $360,500.

Class B
The Company has 5,000,000 shares of its Class B, $ .01 common stock authorized of which none were issued and outstanding as of September 30, 2003.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Stockholders' Deficiency continued:

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

The dividends are accruable if the Company does not amend its certificate of incorporation to increase the number of Class A common stock available to allow for the conversion of all of the Series A convertible preferred stock. As the Company has not yet amended its certificate of incorporation, the Company has accrued dividends of approximately $24,000 during the nine months ended September 30, 2003, thereby increasing the total dividend arrearage to approximately $74,000 at September 30, 2003.

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

Warrants

Warrant activity for the nine months ended September 30, 2003 was as follows:

                                                                                 Number of Shares
                                                                                 ---------------
Outstanding, December 31,  2002                                                       5,921,486
Warrants issued in connection with convertible debt and notes payable                 1,092,500
                                                                                 ---------------
Outstanding, September 30, 2003                                                       7,013,986
                                                                                 ===============

Note 11. Commitments and Contingencies

Consulting Agreements

On December 12, 2002, the Company entered into a consulting agreement with Bulldog Boxing Management, LLC for certain general business and boxing promotion related consulting services. The Agreement commenced on January 1, 2003 and continues until April 30, 2008. The Company has agreed to issue 700,000 shares of the Company's common stock, with piggyback registration rights, to the consultant for said services.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11. Commitments and Contingencies, continued:

David Tua Agreements, continued:
The Company has recorded the fair value of the 1,500,000 original shares of Company's stock to be issued of $1,065,000 on the date of the Sale Agreement as an adjustment to deferred signing bonuses and common stock to be issued and is amortizing the deferred signing bonus over the three year term of the related Tua EPA. Amortization of deferred signing bonus under this agreement for the nine months ended September 30, 2003 included in the consolidated statement of operations amounted to approximately $189,500.

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

Lease Obligations
On April 4, 2003, the Company entered into a lease agreement for its New York City based administrative offices. The lease commenced on February 1, 2003 and continues until January 31, 2008. The minimum annual lease payments required under the lease agreement are:

         Year Ending December 31,          Annual Rent
                                       ----------------
                 2003                          $64,314
                 2004                           71,460
                 2005                           80,107
                 2006                           98,308
                 2007                          100,028
              Thereafter                         8,482
                                       ----------------
                                              $422,699
                                       ================
Regulatory Matters
As a result of the events that surrounded the filing of our Form 10-KSB on May 20, 2003 and Form 10-KSB/A filed on May 23, 2003, the Company was informed by the staff of the Securities and Exchange Commission, on October 21, 2003, that it intends to recommend that the Commission bring a civil injunction action against Cedric Kushner Promotions, Inc. and its officers and directors, alleging that they violated Section 10(b) of the Securities Exchange Act of 1934 and Exchange Rule 10b-5 thereunder. The staff also alleges that the officers violated Section 302(a) of the Public Company Accounting Reform and Investors Protection Act of 2002 and Exchange Act Rule 13a-14 thereunder. In addition, the staff further alleges that the officers and directors aided and abetted Cedric Kushner Promotions, Inc.s violation of Exchange Act Sections 13(a),
13(b)(2)(A), 13(b)(2)(B) and Exchange Act Rules 12b-20 and 13a-1 thereunder.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12.  Related Party Transactions

During the nine months ended September 30, 2003, the Company had net borrowings in the aggregate amount of approximately $559,650 from the President of the Company, increasing the total indebtedness to this stockholder/officer to $703,099 (excluding notes payable). The amounts advanced to the Company by the President during the nine months ended September 30, 2003 have no specific terms, conditions, or maturities.


Note 13. Litigation

Investor Relation Services, Inc.
On May 13, 2002 the Company entered into agreements with Investor Relation Services, Inc, ("IRSI") and Summit Trading Limited ("Summit") (collectively the "Consultants") whereby the Consultants would provide certain investor and public relations services. The agreement was to have been effective for the period from May 13, 2002 through May 12, 2005. As compensation for the services to be provided, the Company was to issue the Consultants 2,631,580 shares of Class A common stock of the Company.

In August 2002, the Company terminated the contract for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud. In February 2003, Summit filed arbitration against the Company arising from the termination by the Company of the agreement.

Ongoing settlement discussions have been underway between the parties which may result in a settlement of this dispute in the near future. To the extent no settlement is reached, management is unable to predict the final outcome of the arbitration but disputes the validity of the claim. However, management has nevertheless adopted a conservative position, for accounting purposes solely, of recording the value for the shares that would have been issued. That value was determined at $3,236,843 by multiplying the number of shares (2,631,580) contemplated to be issued by the value of the common stock on the contemplated date of the agreement. That amount was recorded as deferred consulting fees and common stock to be issued. The Company is amortizing the deferred consulting fees over three years with amortization expense of approximately $809,100 recorded for the nine months ended September 30, 2003 and reflected in compensatory element of stock issuances for selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Other
On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter has been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. All amounts have been accrued for as of September 30, 2003.

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of September 30, 2003, the unpaid balance owed to Zomba by CKP was approximately $267,000.

On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if the Company is unsuccessful in securing financing to resolve this default. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated. As of September 30, 2003, the Company had accrued approximately $560,000 on its books as the remaining liability to the boxer.

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net broadcast service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorneys' fees. As of September 30, 2003, the Company had accrued approximately $239,000 as a potential liability to NSP.

On July 16, 2003 SL Green Management LLC filed a Notice of Petition, as managing agent for the Company's landlord, as a result of the Company's failure to timely pay its rental obligations for its leased office space at 1414 Avenue of the Americas, Room 1402, New York, New York. IN the notice of petition, SL Green sought judgment for approximately $25,000 for rent in arrears and eviction of the Company from the leased premises. This litigation was resolved by Settlement Agreement between the parties dated on or about October 14, 2003 providing for terms of repayment by the Company of any arrears owing. The Company has, since July 16, 2003, paid approximately $16,000 of its past arrears owing.

In the normal course of business, the Company is involved in legal disputes concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, certain service providers, and other issues. At September 30, 2003, the Company had accrued an aggregate of approximately $265,000, representing its estimated exposure from these legal disputes. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14. Major Customer

Revenue from a single customer accounted for approximately 44% of revenues for the nine months ended September 30, 2003, compared to 61% from another single customer for the same period in 2002.


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


Note 16. Subsequent Events

On October 9, 2003, the Company borrowed $50,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company issued 100,000 warrants to purchase shares of common stock in connection with the note, at an exercise price of $.10 per share. The warrants will expire five years from the date of issuance.

On October 17, 2003, the Company borrowed $50,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company issued 25,000 warrants to purchase shares of common stock in connection with the note, at an exercise price of $.60 per share. The warrants will expire five years from the date of issuance.

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


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

Revenues decreased by approximately $11,282,000, or 83%, from approximately $13,577,000 for the nine months ended September 30, 2002 to approximately $2,295,000 for the nine months ended September 30, 2003. Contributing significantly to the revenue decline is the number of televised events promoted during the nine months ended September 30, 2003 compared to the same period during the prior year. The decline in revenues resulted from a number of factors, including: that the Company had relatively fewer premium cable licensing fees due to the expiration of contracts with premium level boxers, a decrease in activity from its talent command premium cable-licensing fees and a general downturn in foreign television market to 5-year lows, combined with a downturn in the U.S. advertising. As further discussed below, unless the Company can raise substantial funds to invest in premium level boxing talent and substantial funds to invest in future event production then this declining trend will continue.

Cost of revenues, which comprises of media costs of approximately $451,000 and boxing promotion costs of $1,408,000 for the nine months ended September 30, 2003, likewise decreased by approximately $11,111,000 to approximately $1,859,000 for the nine months ended September 30, 2003, compared to approximately $12,970,000 incurred for the nine months ended September 30, 2002. The decrease in cost of revenues is attributable to the decline in the number of televised events promoted by the Company during the period.

Gross profit decreased by approximately $171,000 or 28%, from approximately $607,000 for the nine months ended September 30, 2002 to approximately $436,000 for the nine months ended September 30, 2003. The decline in gross profit resulted from a number of factors, including: that the Company had relatively fewer premium cable licensing fees due to the expiration of contracts with premium level boxers, a decrease in activity from its talent command premium cable-licensing fees and a general downturn in foreign television market to 5-year lows, combined with a downturn in the U.S. advertising.

For the nine months ended September 30, 2003, the Company's gross margin increased to 19%, compared to a gross margin of 4% for the same period in the prior year. This improvement was largely due to the elimination of the production of the Company's ThunderBox events in 2003 to date. The Company is utilizing previously produced ThunderBox episodes in supplying television and other outlets with the Company's weekly one-hour series.

The following represents a comparison of revenues, cost of revenues, and gross
(loss) profit by segment for the nine months ended September 30, 2003 and September 30, 2002:

                                                                NINE MONTHS ENDED SEPEMBER 30,
                                                    2003          % of total          2002          % of total
REVENUES
   Boxing promotions                               $1,409,092              61%      $12,287,273              91%
   Media                                             $886,112              39%       $1,289,818               9%
                                                ---------------  ---------------  ---------------  ---------------
        TOTAL REVENUES                             $2,295,205             100%      $13,577,091             100%
                                                ---------------  ---------------  ---------------  ---------------
COST OF REVENUES
   Cost of revenues - boxing promotions            $1,408,466             100%      $11,543,469              94%
   Cost of revenues - media                          $450,645             -19%       $1,426,884               2%
                                                ---------------  ---------------  ---------------  ---------------
      TORAL COST OF REVENUES                       $1,859,111              81%      $12,970,353              96%
                                                ---------------  ---------------  ---------------  ---------------
GROSS PROFIT (LOSS)
   Boxing promotions                                     $627               0%         $743,804               6%
   Media                                              435,467              49%         (137,066)            -11%
                                                ---------------  ---------------  ---------------  ---------------
        TOTAL GROSS PROFIT (LOSS)                    $436,093              19%         $606,738               4%
                                                ===============  ===============  ===============  ===============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002, continued:

Selling, general and administrative expenses decreased by approximately $1,401,400 to approximately $1,294,000 for the nine months ended September 30, 2003, from approximately $2, 695,500 for the same period last year. The Company recorded a non-cash expense, classified as "compensatory element of stock and warrant issuances for selling, general and administrative expenses", of approximately $1,503,000 relating to the use of stocks and warrants for obligations due under various consulting and employment agreements during the nine months ended September 30, 2003 compared to approximately $422,000 for the same period in the prior year.

The Company recorded approximately $1,051,000 in financing costs paid in stocks and warrants for the nine months ended September 30, 2003, compared to approximately $879,000 during the same period in the prior year.

Interest expense (inclusive of related party and other amounts) increased by approximately $25,000 from approximately $875,000 in the first nine months of 2002 to approximately $899,000 for the nine months ended September 30, 2003. This increase is attributable to costs incurred related to the Company's incurrence of additional debt.

Depreciation and amortization expense for property and equipment decreased by approximately $11,000 to approximately $37,000 for the nine months ended September 30, 2003, from approximately $48,000 for the nine months ended September 30, 2002. Amortization expense of prepaid signing bonuses increased by approximately $463,000 to $484,000 for the nine months ended September 30, 2003, compared to $21,000 for the same period in the prior year. This increase is the result of allocating the cost of signing heavyweight boxer David Tua in an exclusive three year agreement. Amortization expenses for intangible assets increased by $100,000 to approximately $422,000 for the nine months ended September 30, 2003, compared to $323,000 during the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, CKP's cash balance was approximately $7,000, compared to an overdraft balance of approximately $90,000 at September 30, 2002.

Net cash used in operations was approximately $785,000 for the first nine months ended September 30, 2003, compared to net cash provided of approximately $606,000 for the same period in 2002. The significant change in cash from operations results primarily from the net loss of approximately $5,348,000 incurred for the first nine months ended September 30, 2003, compared approximately $4,710,000 for the same period last year. Approximately $1,503,000 of the net loss for the first nine months ended September 30, 2003 is the result of non-cash compensation, compared to approximately $422,000 for the same period last year.

Net cash used in investing activities was approximately $941,000 for the nine months ended September 30, 2003 comprising of approximately $640,000 for prepaid signing bonuses, $21,000 for payment of a security deposit and $280,000 for the purchase of intangible assets, compared to net cash used in investing activities of approximately $1,657,000 for the same period in the prior year. The net cash used in investing activities of the Company in the six months ended June 30, 2002 was higher due to the acquisition of Big Content in 2002.

Net cash provided by financing activities was approximately $1,733,000 for the nine months ended September 30, 2003, compared to net cash provided of approximately $899,000 for the same period in the prior year. The net cash used in financing activities by the Company in the nine months ended September 30, 2002 was higher due to the purchase of intangibles in 2002.

The Company incurred a net loss of approximately $5,348,000 during the nine months ended September 30, 2003. In addition, the Company had a working capital deficiency of approximately $9,601,000, and a stockholders' deficiency of approximately $8,996,000 at September 30, 2003, and operating cash constraints that raise substantial doubt about the Company's ability to continue as a going concern.

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

During the nine months ended September 30, 2003, the Company had successfully obtained external financing through private placements of convertible debt and other short-term borrowings. The Company continues to explore sources of additional financing to satisfy its current operating requirements and has adopted a plan to address liquidity in several ways, including: 1) Continue to reduce operating costs; 2) Increase revenue by refocusing on existing properties and expand revenue base (the Company is in the process of launching an advertising sales initiative in Europe and expanding sponsorship sales in the United States); 3) Continue to pursue the promotion of premium level boxing events; 4) Pursue production partnerships and joint ventures. particularly with the Company's ThunderBox series; 5) Pursue additional sources of debt and equity financing to satisfy its current operating requirements; and 6) Continue to negotiate with existing debt holders to convert their notes into equity.


Item 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.


(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this Report or from the end of the reporting period to the date of this Form 10-QSB.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Investor Relation Services, Inc.
On May 13, 2002 the Company entered into agreements with Investor Relation Services, Inc, ("IRSI") and Summit Trading Limited ("Summit") (collectively the "Consultants") whereby the Consultants would provide certain investor and public relations services. The agreement was to have been effective for the period from May 13, 2002 through May 12, 2005. As compensation for the services to be provided, the Company was to issue the Consultants 2,631,580 shares of Class A common stock of the Company.

In August 2002, the Company terminated the contract for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud. In February 2003, Summit filed arbitration against the Company arising from the termination by the Company of the agreement.

Ongoing settlement discussions have been underway between the parties which may result in a settlement of this dispute in the near future. To the extent no settlement is reached, management is unable to predict the final outcome of the arbitration but disputes the validity of the claim. However, management has nevertheless adopted a conservative position, for accounting purposes solely, of recording the value for the shares that would have been issued. That value was determined at $3,236,843 by multiplying the number of shares (2,631,580) contemplated to be issued by the value of the common stock on the contemplated date of the agreement. That amount was recorded as deferred consulting fees and common stock to be issued. The Company is amortizing the deferred consulting fees over three years with amortization expense of approximately $809,100 recorded for the nine months ended September 30, 2003 and reflected in compensatory element of stock issuances for selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Other
On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter has been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. All amounts have been accrued for as of September 30, 2003.

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of September 30, 2003, the unpaid balance owed to Zomba by CKP was approximately $267,000.

On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. There could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects if the Company is unsuccessful in securing financing to resolve this default. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated. As of September 30, 2003, the Company had accrued approximately $560,000 on its books as the remaining liability to the boxer.

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net broadcast service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorneys' fees. As of September 30, 2003, the Company had accrued approximately $239,000 as a potential liability to NSP.

On July 16, 2003 SL Green Management LLC filed a Notice of Petition, as managing agent for the Company's landlord, as a result of the Company's failure to timely pay its rental obligations for its leased office space at 1414 Avenue of the Americas, Room 1402, New York, New York. IN the notice of petition, SL Green sought judgment for approximately $25,000 for rent in arrears and eviction of the Company from the leased premises. This litigation was resolved by Settlement Agreement between the parties dated on or about October 14, 2003 providing for terms of repayment by the Company of any arrears owing. The Company has, since July 16, 2003, paid approximately $16,000 of its past arrears owing.

As a result of the events that surrounded the filing of our Form 10-KSB on May 20, 2003 and Form 10-KSB/A filed on May 23, 2003, the Company was informed by the staff of the Securities and Exchange Commission, on October 21, 2003, that it intends to recommend that the Commission bring a civil injunction action against Cedric Kushner Promotions, Inc. and its officers and directors, alleging that they violated Section 10(b) of the Securities Exchange Act of 1934 and Exchange Rule 10b-5 thereunder. The staff also alleges that the officers violated Section 302(a) of the Public Company Accounting Reform and Investors Protection Act of 2002 and Exchange Act Rule 13a-14 thereunder. In addition, the staff further alleges that the officers and directors aided and abetted Cedric Kushner Promotions, Inc.s violation of Exchange Act Sections 13(a),
13(b)(2)(A), 13(b)(2)(B) and Exchange Act Rules 12b-20 and 13a-1 thereunder.


In the normal course of business, the Company is involved in legal disputes concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, certain service providers, and other issues. At September 30, 2003, the Company had accrued an aggregate of approximately $265,000, representing its estimated exposure from these legal disputes. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

Item 2. Changes in Securities

On July 24, 2003, the Company borrowed $50,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 6.5% per annum. Additionally, the Company agreed to issue 50,000 shares of Class A common stock in connection with the note.

On July 24, 2003, the Company borrowed $25,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 6.5% per annum. Additionally, the Company agreed to issue 25,000 shares of Class A common stock in connection with the note.

From August 27, 2003 to September 25, 2003, the Company borrowed $210,000 in four separate transactions from a third party pursuant to four note and warrant purchase agreements. The notes are short-term and accrue interest at 10% per annum. Additionally, the Company agreed to issue an aggregate of 420,000 warrants to purchase common stock at an exercise price of $.10 per share, with an expiration of five years from the dates of their issuances.

In connection with the above transactions, the Company recorded financing costs of $360,500.


Item 3. Defaults Upon Senior Securities

During the first nine months of 2003, there were no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.


Item 4. Submission of Matters to a Vote of Security Holders

During the first nine months of 2003, the Company did not submit any matters to a vote of security holders.


Item 5. Other Information

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-B

      31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes -Oxley Section 302.

      32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer and pursuant to 18 U.S. C. Section 1350


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

CEDRIC KUSHNER PROMOTIONS, INC.





Date: December 22, 2003              /s/ Cedric Kushner
                                    -------------------------------------
                                     Cedric Kushner
                                     Chairman of the Board and
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date: December 22, 2003              /s/ James DiLorenzo
                                    --------------------------------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)