Form 10QSB/A
period 2003-06-30
CEDRIC KUSHNER PROMOTIONS INC
filed 2004-01-14
CIK 1064539

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB-A

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

As of January 10, 2004, there were 10,648,707 outstanding shares of common stock, par value $0.01 per share.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                                      INDEX
                                       TO
                                   FORM 10-QSB



                                                                       [RENUMBER PAGES]
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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            June 30, 2003 (Unaudited)
                                   (continued)

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10. Stockholders' Deficiency, continued:

Warrants

Warrant activity for the six months ended June 30, 2003 was as follows:



                                                              Number of Shares
                                                             ------------------
Outstanding, December 31,  2002                                      5,921,486

Warrants issued in connection with
 convertible debt and notes payable                                    672,500
                                                             ------------------
Outstanding, June 30, 2003                                           6,593,986
                                                             ==================


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

On October 9, 2003, the Company borrowed $50,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company issued 100,000 warrants to purchase shares of common stock in connection with the note, at an exercise price of $.10 per share. The warrants will expire five years from the date of issuance and contain piggyback registration rights.

On October 17, 2003, the Company borrowed $50,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company issued 25,000 warrants to purchase shares of common stock in connection with the note, at an exercise price of $.60 per share. The warrants will expire five years from the date of issuance and contain piggyback registration rights.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 16. Subsequent Events, continued:

On December 1, 2003, the Company signed an agreement to issue warrants to one of its employees. The warrants shall have a term of seven years, "cashless exercise" feature and piggyback registration rights. The warrants shall be subject to a two year vesting period, with warrants to purchase: 250,000 shares of Common Stock at an exercise price of $.25 per share vesting immediately; warrants to purchase 125,000 shares of Common Stock, at and exercise price equal to 85% the closing bid price of the Company's shares of Common Stock (as reported by Bloomberg Financial Markets on the OTC Bulletin Board or such other United States stock exchange or public trading market which is at the time the principal exchange for trading of the Common Stock) on the date of grant, vesting at the beginning of the second year of employment; and warrants to purchase 125,000 shares of Common Stock, at and exercise price equal to 85% the closing bid price of the Company's shares of Common Stock (as reported by Bloomberg Financial Markets on the OTC Bulletin Board or such other United States stock exchange or public trading market which is at the time the principal exchange for trading of the Common Stock) on the date of grant, vesting at the beginning of the third year of employment.

During December 2003, the Company borrowed $190,000 from various third parties pursuant to various promissory notes. The notes are short-term and accrue interest at 10% per annum. Additionally, the Company issued 95,000 warrants to purchase shares of common stock in connection with the note, at an exercise price of $.60 per share. The warrants will expire five years from the date of issuance and contain piggyback registration rights.

On December 9, 2003, the Company borrowed $50,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company issued 25,000 warrants to purchase shares of common stock in connection with the note, at an exercise price of $.50 per share. The warrants will expire five years from the date of issuance and contain piggyback registration rights.

On January 5, 2004, the Company borrowed $125,000 from a third party pursuant to a promissory note. The note is short-term and accrues interest at 8%.

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

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Revenues decreased by approximately $9,860,500, or 84%, from approximately $11,735,000 for the six months ended June 30, 2002 to approximately $1,874,200 for the six months ended June 30, 2003. Contributing significantly to the revenue decline is the number of televised events promoted during the six months ended June 30, 2003 compared to the same period during the prior year. The Company had relatively fewer premium cable licensing fees due to the expiration of contracts with premium level boxers. In addition, the Company experienced a decrease in activity from its talent command premium cable-licensing fees. If the Company fails to raise substantial funds to allow it to invest in premium-level boxing talent and to promote major boxing events, then it will continue to experience revenue declines which will negatively impact future operations.

Revenue from a single customer accounted for approximately 52% of revenues for the six months ended June 30, 2003, compared to 63% from another single customer for the same period in 2002. The loss of this single customer would have would have a material impact on the Company's operations or prospects.

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

                                             SIX MONTHS ENDED                  SIX MONTHS ENDED
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

LIQUIDITY AND CAPITAL RESOURCES, continued:

The Company is in default of several notes and loans payable in the aggregate amount of approximately $1,650,000. The Company hopes to remedy these defaults through additional borrowings, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations.

The Company expects to meet its long-term liquidity requirements through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities and cash generated from operations. As of this report date, the Company has been unable to secure any source of long-term liquidity. If the Company is not successful in obtaining long-term liquidity, it risks being unable to replace maturing obligations when due.

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

CEDRIC KUSHNER PROMOTIONS, INC.





Date: January 10, 2004               /s/ Cedric Kushner
                                    -------------------------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: January 10, 2004               /s/ James DiLorenzo
                                    --------------------------------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)