Form 10QSB/A
period 2003-09-30
CEDRIC KUSHNER PROMOTIONS INC
filed 2004-01-14
CIK 1064539

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

             As of January 11, 2004, there were 10,648,707 outstanding shares of common stock, par value $0.01 per share.

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

                                        2

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

Note 5. Intangible Assets, Net

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2003 were as follows:


                                                                         Impairment
                                    Balance as of  Acquired during      during nine         Balance as of
Intangible assets        Estimated  December 31   nine months ended    months ended        September 30,   Accumulated      Net
subject to amortization:    Life      2002          September 30, 2003  September 30 2003      2003         Amortization
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

The following reflects the balance of convertible debt and debt discount at September 30, 2003:

                                         Convertible Debt                                                  Unamortized Debt Discount
                                         ----------------                                                  -------------------------
                                                                             Unamortized discount
Balance at December 31, 2002                    $855,500                     at December 31, 2002                         $348,991

Additional borrowings                                                        Additional unamortized debt
 during nine months ended                                                    discount during nine months
 September 30, 2003                              305,000                     ended September 30, 2003                      305,000
                                         ----------------                                                  -------------------------
                                               1,160,500                                                                   653,991
  Less amount converted to equity
  during the first nine months ended                                         Less amount amortized during
  September 30, 2003 (1,225,914 shares                                       the first nine months
  and 50,000 shares)                           1,160,500                     ended September 30, 2003                      653,991
                                         ----------------                                                  -------------------------
   Balance at September 30, 2003                      $0                     Balance at September 30, 2003                      $0
                                         ================                                                  =========================

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

During December, 2003 , the Company borrowed $190,000 from various third parties pursuant to a promissory note. The note is short-term and accrues interest at 10% per annum. Additionally, the Company issued 95,000 warrants to purchase shares of common stock in connection with the note, at an exercise price of $.60 per share. The warrants will expire five years from the date of issuance and contain piggyback registration rights.

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

The Company is in default of several notes and loans payable in the aggregate amount of approximately $2,150,000. The Company hopes to remedy these defaults through additional borrowings, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations.

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

CEDRIC KUSHNER PROMOTIONS, INC.





Date: January 11, 2004              /s/ Cedric Kushner
                                    -------------------------------------
                                     Cedric Kushner
                                     Chairman of the Board and
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date: January 11, 2004              /s/ James DiLorenzo
                                    --------------------------------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)