Form 10KSB
period 2003-12-31
CEDRIC KUSHNER PROMOTIONS INC
filed 2004-06-25
CIK 1064539

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                       1414 Avenue of Americas, Suite 1402
                               New York, NY 10019
               (Address & Zip code of principal executive offices)

                                 (212) 755-1944
                           (Issuer's telephone number)

                       Securities registered under Section
                           12(g) of the Exchange Act:

                    Common Stock, par value $0.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues from its operations for the fiscal year ended December 31, 2003 were $2,350,127.

As of June 18, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over-the-Counter Electronic Bulletin Board's last sale price of $0.50 on June 18, 2004) was approximately $5,378,000.

As of June 18, 2004, there were 10,648,707 shares of the registrant's common stock outstanding.

                         CEDRIC KUSHNER PROMOTIONS, INC.
                                   FORM 10-KSB
                                      INDEX




                                                PAGE

PART I
  Item 1.  Description of Business                                          3
  Item 2.  Description of Property                                          5
  Item 3.  Legal Proceedings                                                6
  Item 4.  Submission of Matters to a Vote of Security Holders              9


PART II
  Item 5.  Market for Common Equity and Related Stockholder Matters        10
  Item 6.  Management's Discussion and Analysis or Plan of Operation       13
  Item 7.  Financial Statements                                          F1-F52
  Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                        27
  Item 8A. Controls and Procedures                                         28

Part III
  Item 9.  Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the
           Exchange Act                                                    29
  Item 10. Executive Compensation                                          31
  Item 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                      33
  Item 12. Certain Relationships and Related Transactions                  35
  Item 13. Exhibits and Reports on Form 8-K                                36
  Item 14. Principal Accountant Fees And Services                          39




SIGNATURES                                                                 40

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

HISTORY

Cedric Kushner Promotions, Inc. (the "Company") was originally incorporated on February 1, 1996 under the laws of the State of Delaware as Hippo, Inc., as a golf equipment and apparel manufacturer. In January 1998, the Company changed its name to Outlook Sports Technology, Inc. to reflect a greater focus on sports product research and development operations. In 2000, the Company redefined it business mission as an internet technology and e-commerce incubator. In connection with the change in business focus, the Company changed its name to Fusion Fund, Inc.

In December 2000, the Company changed its name to Zenascent, Inc. On February 2, 2001, the Registrant's stock began trading under the symbol "ZENA". From December 2000 through April 30, 2002, the Company was a non-operating public shell corporation with nominal assets. On April, 30, 2002, the Company completed a reverse merger with closely-held Cedric Kushner Boxing, Inc. ("CKB"). Upon consummation of the reverse merger, CKB became a wholly-owned subsidiary of the Company, with the Company functioning solely as a holding company. On January 16, 2002, the Company changed its name to Cedric Kushner Promotions, Inc., and the Company's stock began trading under the symbol "CKHP".

Unless otherwise indicated, or unless the context otherwise requires, all references below to the terms "we", "our", "us", or "our company" shall mean the Company, after giving effect to the reverse merger.

OVERVIEW

The Company, through its subsidiaries, is an integrated boxing promoter and sports entertainment company.

SUBSIDIARIES AND OPERATIONS

The Company's subsidiaries are summarized below:

Cedric Kushner Boxing, Inc.
CKB was incorporated under the laws of the State of Delaware on March 5, 1999. CKB is 100% owned by the Company. CKB functions as a holding company for the following subsidiaries:

Cedric Kushner Promotions, Ltd.
Cedric Kushner Promotions, Ltd. ("CKP"), incorporated as a New York corporation on March 23, 1993, manages the promotion of professional boxing events and professional boxers. It is a party to all contracts with boxers whom we promote. CKP provides event management that includes, among other things, securing venues/sites and coordinating promotions. It also manages boxing operations, including talent acquisition and development, matchmaking, and coordination with sports governing bodies. CKP typically acquires the rights to boxing athletes and packages those rights to television networks, venues, sponsors and other promoters. It has promotional rights to approximately 25 boxing athletes. CKP is 100% owned by CKB. CKP was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003 and is in the process of being reinstated. Accordingly, CKP's business is performed through its sister subsidiaries or parent until its reinstatement.

Cedric Kushner Sports Network, Ltd.
Cedric Kushner Sports Network, Ltd. ("CKSN"), incorporated as a New York corporation on June 4, 1993, is one of the suppliers of boxing talent to television networks, including Home Box Office, Inc. ("HBO"), Showtime Networks, Inc. ("Showtime"), ESPN and Eurosport. CKSN is 100% owned by CKB. CKSN was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003 and is in the process of being reinstated. Accordingly, CKSN's business is performed through its sister subsidiaries or parent until its reinstatement.

Big Content, Inc.
Big Content, Inc. ("Big Content"), incorporated as a Delaware corporation on March 22, 2000, manages the creation, distribution (both domestically and internationally), and maintenance of all of our media holdings, including our media library of videotaped boxing events and current original television programming. Big Content is 100% owned by CKB. Additional media holdings managed by Big Content include the following series: Heavyweight Explosion Series ("HWE") and the "World Championship" Series.

ThunderBox, Inc.
ThunderBox, Inc. was incorporated as a Delaware corporation on March 7, 2001. ThunderBox is 80% owned by Big Content. This corporation owns and manages the ThunderBox Series, a program that debuted in October 2000.

Item 1.  DESCRIPTION OF BUSINESS continued:

MARKET OPPORTUNITY

Boxing is regarded as one of the world's most popular spectator sports and has broad-based international appeal. The sport is an essential programming asset of many of the major television networks and has proven to be a powerful vehicle for subscription and pay television in particular. Domestically, the two leading premium networks, HBO and Showtime, use boxing as core programming. Boxing is one of the highest rated program groupings for both of these networks. Boxing also drives the pay-per-view ("PPV") industry. The top ten PPV events of all time are professional boxing matches.

COMPETITION

Professional boxing is dominated by a handful of promoters who work with the world's leading television networks and venues. There are approximately ten major boxing promoters in the world, most of them based in the United States. CKP's major U.S. competitors are Don King Productions, Top Rank, Inc. and Main Events.

BUSINESS GROWTH STRATEGY

The Company's growth plan focuses on expanding our core boxing business, both domestically and internationally, through the adoption of the following strategies:

o Signing, developing and acquiring new boxing talent that can achieve marquee or star status and become premium cable and PPV attractions;

o Increasing the sales of media rights, site rights, and sponsorship for existing boxing series;

o Focusing efforts on the Spanish-speaking marketplace by developing programming and live event opportunities;

o Acquiring other boxing promotional companies in an effort to increase market share;

o Extending our core boxing brand into boxing-related merchandising through licensing arrangements with established merchandisers;

o    Creating and distributing other boxing-driven content;

o    Acquiring boxing video libraries;

o Developing additional channels of distribution and ancillary products in other entertainment and sports-driven categories, not necessarily related to boxing;

o Exploring acquisition opportunities in the sport and entertainment industries; and

o    Joint venturing other event-driven sport/entertainment opportunities.

EMPLOYEES

At June 18, 2004, we employed five full-time employees and two part-time/consultant employees. None of these employees is subject to a collective bargaining agreement, and there is no union representation within our Company. We maintain an employee benefit plan and believe our employee relations are good.

Item 2. DESCRIPTION OF PROPERTY

Our office is located at 1414 Avenue of Americas, Suite 1402, New York, New York 10019. This office accommodates our full-time corporate and administrative personnel. On April 13, 2004, the Company experienced a fire at its New York office facilities which necessitated the Company moving to temporary office space on another floor in the building.

The Company leases its office facilities under a long-term lease which commenced on February 1, 2003 and continues until January 31, 2008.

Item 3. LEGAL PROCEEDINGS

Investor and Public Relations Agreement
On May 13, 2002 the Company entered into agreements with Investor Relation Services, Inc, ("IRSI") and Summit Trading Limited ("Summit") (collectively the "Consultants) to provide investor and public relations services. The agreement engaged the consultants to provide one or more investor relations plans as well as assistance in the coordination and execution of the agreed upon plan or plans. A plan would include several services as defined in the agreement. The agreement was to have been effective for the period from May 13, 2002 through May 12, 2005. As compensation for the services, the Company was to issue the Consultants 2,631,580 shares of Class A Common Stock of the Company. The fair value of the shares to be issued of $3,236,843 was recorded as deferred consulting fees and common stock to be issued based upon the value of the common stock on the date on which that agreement was entered into. Deferred consulting fees were to have been amortized over the three-year life of the agreement. Amortization expense related to this agreement for the years ended December 31, 2003 and 2002 amounted to $1,024,959 and $674,341, respectively, and has been included in compensatory element of stock issuances for selling, general and administrative expenses in the accompanying consolidated statements of operations. In August 2002, the Company terminated the contract for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud.

As of December 31, 2002, the Company's management believed that it was premature to fully assess the likelihood of success in defending the claims asserted. A preliminary determination then showed a substantial factual basis for the Company's termination of the agreement. However, the Company was unable to predict the outcome of the dispute and, accordingly, no further adjustment was made as of December 31, 2002 to the consolidated financial statements relating to this agreement.

On June 11, 2004, the Company completed execution of a final settlement of our dispute with the Consultants pursuant to which we have agreed to issue to Consultants 2,500,000 shares of the Company's common stock. The terms of the settlement agreement provide that the Company shall distribute our pending proxy statement to our stockholders for a vote within 60 days after the completion of the review of such document by the Securities and Exchange Commission, and that such shares shall only be paid to the Consultants after the approval by our stockholders of an increase in the number of authorized shares of the Company to 100 million shares. In the event that the shares are not transferred on or before September 1, 2004, then the settlement agreement shall be voidable by the Consultants on 30 days written notice, whereupon the parties shall thereafter continue the presently pending arbitration. As a result of this settlement, since services were no longer being performed, the Company recognized a non-cash expense of $1,375,699 as litigation settlement expense for the year ended December 31, 2003. However, if the Company is unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company.

Golden Gloves (PTY) Limited
On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter had been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. All amounts have been accrued for as of December 31, 2003. The Company has not made any payments pursuant to the settlement agreement and, therefore, is in default of the agreement.

Buster Mathis, Jr.
In December 2001, Buster Mathis, Jr. ("Mathis"), a boxer, filed an action against the Company, CKP, CKB and the Company's President, individually, in the United States District Court, Southern District of New York alleging fraud and unjust enrichment relating to a fight against Mike Tyson in December 1995. In October 2002, a jury awarded Mr. Mathis $702,000 (including interest at a rate of 9% per annum from December 16, 1995), and the Company initially established a reserve of $702,000 during the quarter ended September 30, 2002.

On April 18, 2003, the Company entered into a Settlement Agreement ("Mathis SA") with Mathis regarding the action filed by Mathis. Subject to full performance of the terms and conditions of the Mathis SA, all claims between Mathis and the Company and its affiliates were compromised and settled in consideration for the payment by the Company of the principal sum of $550,000 with interest at the rate of 2.9% per annum. The Company recorded an adjustment in the fourth quarter of 2002 of approximately $152,000 relating to the reduction in the accrual as a result of the Mathis SA. This settlement sum is payable in certain installments that commenced on December 17, 2002 and continues until September 15, 2004.

As of May 18, 2003, the Company has paid $150,000 pursuant to the Mathis SA. Until September 15, 2003, the Company had the option to satisfy $275,000 of the settlement amount by issuing unrestricted shares of the Company's common stock to Mathis ("Mathis Shares"). The number of Mathis Shares to be delivered shall be an amount having the equivalent value of $275,000 plus accrued interest ("Share Value"), which value shall be based upon the average closing price of shares of the Company's common stock as traded in the public market, for a period of ten trading days prior to the effective date of a registration statement covering such Mathis Shares. Upon receipt of the Mathis Shares, Mathis has a period of 20 days to decide whether Mathis wishes to hold or sell the Shares. On July 7, 2003, the Company paid an additional $122,500 pursuant to the Mathis SA.

If Mathis elects to sell the Mathis Shares, the Company has agreed to guarantee that the sale proceeds from the sale of these Mathis Shares equals the Share Value. In further consideration for Mathis granting the Company the above option, the Company has agreed to deliver to Mathis at the same time the Mathis Shares are issued, an additional amount of shares of freely-tradable, unrestricted common stock of the Company equal to 10,000 shares for each calendar month after May 2003 that the Mathis Shares have not been delivered to Mathis (with Mathis' entitlement vesting on the first calendar day of each month commencing on June 1, 2003). For example, in the event the Mathis Shares are not delivered until September 15, 2003, the Company is required to deliver to Mathis an additional 40,000 shares of the Company's common stock, which will have vested 10,000 shares each on June 1, July 1, August 1, and September 1, 2003, respectively. The Company has agreed to not make any extraordinary payments that are also outside the ordinary course of business to creditors, stockholders or employees. The settlement amounts are additionally secured by a lien on the East Hampton residence owned by the Company's President.

On September 15, 2003 the Company defaulted on Mathis SA because the required shares were not issued and delivered to Mathis as required by the April 18, 2003 Mathis SA. As a result of the breach, Mathis was given the ability to enforce the judgment amount against the Company and its President.

On February 18, 2004 the Company paid Mathis an additional fee of $75,000 in an effort to forego any further action that Mathis was going to take either against the Company or Kushner individually. On March 24, 2004, the Company and Mathis entered into an amicable settlement arrangement whereby Mathis has agreed to release the Company, Cedric Kushner Promotions, Ltd., Cedric Kushner Productions, Ltd., and Cedric Kushner Boxing, Inc. from all liabilities and obligations including but not limited to those obligations arising from the Mathis SA, entered into effective as of April 18, 2003, and the judgment obtained by Mathis in regards to a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York styled Buster Mathis, Jr. v. Cedric Kushner et al. In exchange for such release the Company has hired Mathis in a consulting capacity for a term of three years. Mathis will assist the Company as a talent scout in its endeavors to search for young amateur boxers with professional potential. In addition, Mathis has agreed to attend occasional meetings, events or functions on behalf of the Company, and to advise, and discuss new concepts and projects in development by the Company. As compensation for services rendered, the Company has agreed to pay Mathis $363,000 in full by July 15, 2004 resulting in the Company recognizing an additional amount of $105,756 in settlement expense for the year ended December 31, 2003. Additionally, the Company agreed that if Mathis shall not have received the full compensation of $363,000 by July 15, 2004, then the Company shall pay Mathis additional compensation of $3,500 per month for each month that the sum of $363,000 (exclusive of the additional compensation) has not been paid. At the sole option of the Company, in lieu of payments, the Company may tender Mathis freely tradable shares of common stock of the Company registered pursuant to a Form S-8 that the Company intends to file, although there is no assurance that this will occur. At its sole and exclusive option, the Company may elect to accelerate the payment schedule.

J.P. Morgan Chase & Company
The Company had a $200,000 credit line through a bank. During 2001, the line of credit expired and the bank converted the outstanding amount to a note payable. The note was payable in 36 monthly principal payments of $5,549, plus 6% interest per annum. The note was secured by assets of the Company and personally guaranteed by certain stockholders of the Company. Furthermore, the President of the Company was required to subordinate $578,735 of his loans to the Company in connection with this note. The balance on this obligation at December 31, 2003 amounted to $93,507, which is categorized as accrued litigation and judgments payable in the Company's consolidated financial statements.

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum.

Securities & Exchange Commission
On March 24, 2004, the United States Securities and Exchange Commission (the "SEC") brought a civil action against Cedric Kushner Promotions, Inc., Cedric Kushner, James DiLorenzo and Steven Angel in federal district court for the Southern District of New York (No. 04 CV 2324). The action alleges several violations of the Securities Exchange Act of 1934 and the Public Company Accounting Reform and Investors Protection Act of 2002 including: Section 10(b) of the Securities Exchange Act of 1934, Exchange Rule 10b-5, Section 302(a) of the Public Company Accounting Reform and Investors Protection Act of 2002 and Exchange Act Rule 13a-14 thereunder. The SEC further alleges that the officers and directors aided and abetted the Company's violation of the Exchange Act Sections 13(a), 13(b) (2) (A), 13 (b) (2) (B) and Exchange Act Rules 12b-20 and 13a-1 thereunder of the Rules and Regulations described above and alleges that the Company's Form 10-KSB for the fiscal year ended December 31, 2002, as originally filed, contained material misstatements and omissions. The remedies sought by the SEC include, but are not limited to:

     o    Monetary fines levied upon the Company and its officers and directors;
     o Permanently barring Messrs. Kushner, DiLorenzo and Angel from serving as officers or directors of the Company and any other publicly traded corporation; and
     o Permanently restraining and enjoining the Company, its officers and directors from violating the federal securities laws, rules and regulations

In a press release dated March 26, 2004, the Company, its officers, and its directors publicly announced they intend to vigorously defend themselves against the claims made by the SEC. If, however, the SEC were to prevail in its litigation, the Company's business, operations and financial condition may be materially and adversely affected.

Shane Mosley
On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated. As of December 31, 2003, the Company had recorded as current notes payable approximately $560,000 as the remaining liability to the boxer.

On May 6, 2004 the Company and the boxer agreed to settlement of the outstanding dispute. Pursuant to the agreement, the Company agreed to pay the boxer $50,000 in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment until August 1, 2004. The Company agrees to use its best efforts to cause its stockholders to increase the number of authorized common stock outstanding on or before August 1, 2004. The boxer and the Company shall then enter into a settlement agreement whereas the Company shall issue to the boxer common stock of the Company equal to the outstanding amount of $510,704 divided by the lesser of a 10% discount of the average closing bid price for the 60 day trading period prior to the date of such issuance, or a 10% discount of the price on the day of such issuance. The parties then agree to a fairness hearing whereby the final settlement agreement will be brought before a court to determine whether the settlement is fair and reasonable and, finally, issuing an exemption from registration of the settlement shares. If the Company is unable to issue the stock to the boxer, exempt from registration, then Mosley may seek to enforce the unsatisfied amount of the judgment against the Company and resume the prosecution of this action against the Company. However, if the Company is unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company.

Zomba Recording Corporation
In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of December 31, 2003, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

National Sports Partners
On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net Broadcast Service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorney fees. As of December 31, 2003, the Company had accrued approximately $239,000 as a potential liability to NSP.

Others
In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At December 31, 2003, the Company had accrued an aggregate of approximately $1,164,600, inclusive of the amounts previously discussed, with the exception of the $827,000 reported as notes payable.

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Securities

Our common stock was quoted on the Over the Counter Bulletin Board beginning March 16, 1999 until May 21, 2004. On May 22, 2004, our common stock was quoted on the "Pink Sheets" and currently trades under the symbol "CKHP.PK". The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by NASDAQ:

         Quarter Ended:                              High*    Low*

         2002
         March 31, 2002                              1.80    1.05
         June 30, 2002                               1.20    1.00
         September 30, 2002                          1.04    0.95
         December 31, 2002                           1.10    0.80

         2003
         March 31, 2003                              0.73    0.55
         June 30, 2003                               0.53    0.42
         September 30, 2003                          0.55    0.45
         December 31, 2003                           0.59    0.40

         2004
         March 31, 2004                              0.80    0.70

*Over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

The per share closing sales price of the common stock as reported by the "Pink Sheets" on June 18, 2004, was $0.44. As of June 18, 2004, there were approximately 86 holders of record of common stock and 10,648,707 shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no restrictions that limit our ability to pay dividends in the future.

Description of the 1996 & 1998 Incentive and Non-Qualified Stock Option Plan

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

Description of the 1996 & 1998 Incentive and Non-Qualified Stock Option Plan, continued:

Although non-qualified options may be issued at any option price determined by the Plan Administrator, the option price for incentive options will be no less than the fair market value of the common stock on the date an option is granted (or 110% of fair market value in the case of persons holding 10% or more of the combined voting power of all classes of stock of the Company). In addition, the aggregate fair market value (as of the date of grant) of all shares of stock issuable to an optionee pursuant to incentive options, which become exercisable in a given calendar year, cannot exceed $100,000 for such calendar year. Options become exercisable as provided by the Plan Administrator and shall become null and void upon the occurrence of certain conditions as determined by the Plan Administrator, including the expiration of no more than ten years after the date of the grant (or five years in the case of Incentive options granted to persons holding 10% or more of the combined voting power of all classes of stock of the Company).

Options may be exercised upon delivery by the optionee of written notice of exercise and tender of full payment in cash or "mature" common stock, or, with the Plan Administrator's consent, in other property or through a broker-assisted cashless exercise mechanism or by such other method as the Plan Administrator may determine.

In the event of a merger, consolidation or sale of the Company (for purposes of this paragraph, the "Transaction") that does not result in a change of control, each optionee shall be entitled to receive in lieu of the shares of common stock as to which the Option was exercisable immediately prior to the Transaction (for purposes of this paragraph, the "Shares"), the number and class of shares of stock or other securities, cash or property to which the optionee would have been entitled pursuant to the terms of the Transaction if immediately prior to the Transaction, the optionee had been the holder of record of the Shares. In the event that the stockholders of the Company do not retain at least 50% of the voting power of the Company upon the consummation of the Transaction, either (i) the optionee shall be entitled to the same rights as in a Transaction that does not result in a change of control, (ii) the options may become fully vested and exercisable in full from and after a date prior to the effective date of such Transaction, or (iii) the Company may cancel outstanding options upon reasonable notice to the optionees.

The Board has the discretion to determine the termination date of the options and therefore, may provide that a Non-Qualified Option shall terminate prior to its expiration date. Incentive options generally terminate on the earliest occurrence of: (i) the expiration date of the Option, (ii) immediately upon the termination of the optionee's employment relationship with the Company "for cause" (as defined in the 1998 Plan), or (iii) thirty days following the termination of the optionee's employment relationship with the Company "without cause" (as defined in the 1998 Plan). If the optionee dies while in the employ of the Company and prior to the expiration of such optionee's Incentive Option, the Incentive Option shall terminate on the earliest occurrence of (i) the expiration date of the Option, or (ii) 180 days following the date of such death. If the optionee shall retire in good standing from the Company or as a result of disability, the Incentive Stock Option shall terminate upon the earliest occurrence of (i) the expiration date of the Option, or (ii) 90 days after the date of such retirement or disability.

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

The 1998 Plan became effective on June 25, 1998 and options may not be granted under the 1998 Plan after June 25, 2008. The 1998 Plan provides that it will terminate (i) when the total amount of the common stock with respect to which options may be granted shall have been issued upon the exercise of options, or
(ii) by action of the Board as provided therein. The 1998 Plan also provides that it may be amended or terminated at any time by the Plan Administrator, provided that no such amendment or termination shall be made without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the 1998 Plan.

Description of the 1996 & 1998 Incentive and Non-Qualified Stock Option Plan, continued:

The following table sets forth information concerning the issued options, weighted average exercise prices and remaining shares available under, the 1996 Plan and the 1998 Plan:

                                                                                                 Number of securities remaining
                                   Number of securities to                                       available for future issuance
                                   be issued upon exercise     Weighted-average exercise         under stock option plans
                                   of outstanding options      price of outstanding options      (excluding securities reflected in
                                   warrants and rights (a)     warrants and rights (b)           column (a) and (c)
                                   -----------------------     ----------------------------      -----------------------------------
Stock option plans approved
by our stockholders                     159,666                    $0.86                             -

Stock option plans not
approved by our stockholders            149,000                     1.43                             N/A

Recent Issuances of Unregistered Securities.

The issuances described in this Item 5 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering. The recipients of all of these securities represented that such securities were being acquired for investment and not with a view to the distribution thereof. In addition, the certificates evidencing these securities bear restrictive legends. All investors represented that they were either sophisticated or accredited investors. All investors were given full disclosure concerning the Company and its business as well as a full opportunity to ask questions of and receive answers from the Company, its officers and authorized representatives regarding the terms and conditions of the offering as well as the affairs of the Company and related matters.

The following issuances occurred in 2003:

From January 15, 2003 through March 18, 2003, the Company issued 152,500 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants, which are exercisable over a five-year period, will expire at various dates from January15, 2008 to March 17, 2008. The fair value of the warrants was estimated at an average price of $0.73 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to approximately $111,000.

On April 1, 2003, 500,000 warrants at an exercise price of $0.55 per share were issued in connection with an employment agreement with a former employee. The warrants, which are exercisable over a seven-year period, will expire on March 31, 2010. The intrinsic value of the warrants was $0.05 per share on the date of issuance since the individual was an employee of the Company at that time. Compensation, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $25,000.

From May 28, 2003 through October 6, 2003, 1,040,000 warrants exercisable at $0.10 per share were issued in connection with interest on several notes payable to a single investor. The warrants, which are exercisable over a five-year period, will expire at various dates from May 27, 2008 to October 5, 2008. The fair value of the warrants was estimated at an average of $0.43 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $444,000.

On September 5, 2003, 300,000 warrants at an exercise price of $0.40 per share were issued to a third party in exchange for financial consulting services provided by this third party to the Company during 2003. The warrants, which are exercisable over a five-year period, will expire on September 4, 2008. The fair value of the warrants was $0.37 per warrant on the date of issuance, using the Black-Scholes pricing model. Professional fees related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $111,000.

From December 3, 2003 through December 18, 2003, the Company issued 120,000 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants, which are exercisable over a five-year period, will expire at various dates from December 2, 2008 to December 17, 2008. The fair value of the warrants of $76,250 was estimated at an average price of $0.31 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to approximately $37,000.

The following issuances occurred subsequent to December 31, 2003:

From January 26, 2004 to April 12, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $1,567,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. Additionally, the Company issued 783,500 warrants to purchase shares of common stock in connection with the notes at an exercise price of $0.50 per share. The warrants, which are exercisable over a five-year period, will expire at various dates from January 25, 2009 to April 11, 2009. The fair value of the warrants is approximately $700,000 at an average price of approximately $0.90 per share on the date of issuance, using the Black-Scholes pricing model. Additionally, the Company agreed to pay sales commission related to issuance of these notes and warrants in the amount of $156,700 plus the Company agreed to issue the sales agent 78,350 warrants with the same terms. This sales commission and the fair value of the warrants will be expensed over the term of the notes as financing costs.

On February 19, 2004 the Company and its President agreed to convert the Company's outstanding debt to its President into equity. Pursuant to the agreement the aggregate amount outstanding of $1,628,911 relating to various personal loans made by the President to the Company shall be converted into 65,156 shares of the Company's Series B Preferred Stock. Immediately following stockholder approval to increase the Company's authorized common stock, the Series B Preferred shall automatically convert into 3,257,800 shares of the Company's Class A Common Stock. The fair value of the Class A Common Stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's Class A Common Stock, which approximates $3,500,000. Therefore, the Company will recognize financing costs, related to this transaction, of approximately $1,800,000 for the year ending December 31, 2004.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION AND CERTAIN CAUTIONARY STATMENTS

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, planned capital expenditure requirements, cash and working capital requirements, the Company's expectations regarding the adequacy of current financing arrangements, fight demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.


OVERVIEW

The Company, through its subsidiaries, is an integrated boxing promoter and sports entertainment company. The Company's subsidiaries are summarized below:

Cedric Kushner Boxing, Inc.
CKB was incorporated under the laws of the State of Delaware on March 5, 1999. CKB is 100% owned by the Company. CKB functions as a holding company for the following subsidiaries:

Cedric Kushner Promotions, Ltd.
Cedric Kushner Promotions, Ltd. ("CKP"), incorporated as a New York corporation on March 23, 1993, manages the promotion of professional boxing events and professional boxers. It is a party to all contracts with boxers whom we promote. CKP provides event management that includes, among other things, securing venues/sites and coordinating promotions. It also manages boxing operations, including talent acquisition and development, matchmaking, and coordination with sport governing bodies. CKP typically acquires the rights to boxing athletes and packages those rights to television networks, venues, sponsors and other promoters. It has promotional rights to approximately 25 boxing athletes. CKP is 100% owned by CKB. CKP was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003 and is in the process of being reinstated. Accordingly, CKP's business is performed through its sister subsidiaries or parent until its reinstatement.

Cedric Kushner Sports Network, Ltd.
Cedric Kushner Sports Network, Ltd. ("CKSN"), incorporated as a New York corporation on June 4, 1993, is one of the suppliers of boxing talent to television networks, including Home Box Office, Inc. ("HBO"), Showtime Networks Inc. ("Showtime"), ESPN and Eurosport. CKSN is 100% owned by CKB. CKSN was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003 and is in the process of being reinstated. Accordingly, CKSN's business is performed through its sister subsidiaries or parent until its reinstatement.

Big Content, Inc.
Big Content, Inc. ("Big Content"), incorporated as a Delaware corporation on March 22, 2000, manages the creation, distribution (both domestically and internationally), and maintenance of all of our media holdings, including our media library of videotaped boxing events and current original television programming. Big Content is 100% owned by CKB. Additional media holdings managed by Big Content include the following series: Heavyweight Explosion Series ("HWE") and the "World Championship" Series.

ThunderBox, Inc.
ThunderBox, Inc. was incorporated as a Delaware corporation on March 7, 2001. ThunderBox is 80% owned by Big Content. This corporation owns and manages the ThunderBox Series, a program that debuted in October 2000.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

OVERVIEW, continued:

Beginning March 16, 2002, the Company had two reportable segments, boxing and media. For the years ended December 31, 2003 and 2002, the consolidated net assets, consolidated net revenues and consolidated net loss of the Company are attributable primarily to the operations of CKP.

On April 30, 2002, the Company consummated its Agreement and Plan of Merger with Zenascent, Inc., Cedric Kushner Boxing, Inc. ("CKB"), and the stockholders of Cedric Kushner Boxing, Inc. As a result of this merger, CKB became a wholly-owned subsidiary of the Company. As consideration for the merger, Zenascent issued to CKB's stockholders a warrant to purchase 1,000,000 shares of Zenascent's common stock, entered into a consulting agreement, issued 399,752 shares of Zenascent's Series B Preferred Stock, convertible into approximately 39,975,200 shares of Zenascent's common stock and 27,923 shares of Zenascent's Series C Preferred Stock, convertible into approximately 2,792,300 shares of Zenascent's common stock. The holders of shares of Series B Preferred Stock and Series C Preferred Stock are entitled to 100 votes per share of Preferred Stock. CKB's stockholders have voting control of Zenascent and, thus, the merger was accounted for as a reverse merger. The acquisition of Zenascent has been recorded based on the fair value of Zenascent's net liabilities, which amounted to approximately $2,794,000. The reverse acquisition was accounted for as a recapitalization. The financial statements are those of Cedric Kushner Boxing, Inc. and Subsidiaries prior to the date of the merger.


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

Revenue Recognition

Boxing Promotions
Fight revenue - Promotional fight revenue is comprised of box office ticket sales, site fee income, sponsorships and endorsements. Fight revenue is recognized in full on the date of the event.

Television rights and fees - Television rights and fees are comprised of domestic and foreign television rights and fees paid for live boxing events. Television rights and fees are recognized in full at the time of the event.

Media
Advertising - Advertising revenue is recognized when the commercials are aired.

Television rights and fees - Television series are initially produced for broadcast and cable networks, cable networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television products are recognized when the series are available to telecast.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

CRITICAL ACCOUNTING POLICIES, continued:

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

ThunderBox trademarks and related contractual relationships, along with HWE trademarks and related contractual relationships, represent intangible assets related to the Company's media assets acquired as part of the Big Content acquisition (See Note 4 to the Financial Statements). They are being amortized over their estimated useful lives of 5 to 10 years, utilizing the straight-line method. Video and television libraries acquired through the Big Content acquisition are amortized over their estimated useful lives of 5 years, utilizing the straight-line method.

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

At December 31, 2003 and 2002, the Company had provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Revenues decreased by $13,145,906, or 85%, to $2,350,127 for the year ended December 31, 2003 from $15,496,033 in the prior year. Contributing significantly to the revenue decline was the lower number of televised events promoted during the year ended December 31, 2003 compared to those promoted in the prior year. In addition, a number of other factors also contributed to the decline, including the following:

o The expiration of the Company's promotional agreement with the boxer, Shane Mosley. Mr. Mosley's bouts and events contributed significantly to the Company's gross revenues in 2002.

o The expiration or elimination of other key promotional contracts, due to either losses in the boxing ring or sale, with those boxers no longer being on the Company's roster in 2003 and, therefore, no longer generating revenues for the Company. Such boxers include Chris Byrd, Kirk Johnson, and Anthony Thompson (whose boxing promotional agreement was sold at a gain of $107,277 in 2003).

o The non-performance of any ThunderBox events in 2003 due to limited resources.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002, continued:

o General industry trends which affected the Company's sales potential, both domestically and internationally. Specifically, domestically, the overall boxing license fee budgets of the Company's major clients (HBO and Showtime) were reduced, shrinking the pool of available sales for which the Company could compete. In addition, internationally, license fees from television networks paid for boxing programming also experienced an overall downturn, again reducing the Company's sales potential. Furthermore, an economic crisis in Latin America and the failure of major network groups (e.g., Kirsch Group in Germany) also contributed to this downturn.

Revenue from a single customer accounted for approximately 43% of revenues for the year ended December 31, 2003, compared to 62% from another single customer for the same period in 2002. The loss of this single customer will have a material impact on the Company's operations or prospects.

As further discussed below, unless the Company is able to raise substantial funds to invest in premium level boxing talent and substantial funds to invest in future event production, it is conceivable that this declining trend can continue.

Cost of revenues, consisting of $1,491,561 in boxing promotion costs and $540,265 in media costs, decreased by $13,590,628, or 87%, to $2,031,826 for the year ended December 31, 2003, compared to $15,622,454 incurred for the year ended December 31, 2002. The decrease in cost of revenues is attributable to the lower dollar volume of events promoted by the Company.

Gross profit increased by $444,722 from a gross loss of $126,421 for the year ended December 31, 2002 to $318,301 for the year ended December 31, 2003. For the year ended December 31, 2003, the Company's gross margin increased to 14%, compared to a gross margin loss of 1% for the same period in the prior year. The primary reasons for this change are as follows:

o A significant reduction of the Company's cost of revenues in 2003 from 2002 as a percentage of total revenues;

o Although the Company ceased production of new ThunderBox programs, it was able to successfully license old programs at nominal cost. Along similar lines, the Company was able to increase licensing income for its video library; and


o The completion of the Company's post merger integration which enabled it to focus attention more completely on operating efficiencies.

The following represents a comparison of revenues, cost of revenues, and gross
(loss) profit by segment for the years ended December 31, 2003 and December 31, 2002:

                                                        YEARS ENDED DECEMBER 31,
                                                   2003        % of total        2002            % of total
                                                   ----        ----------        ----            ----------
REVENUES
   Boxing promotions                              $1,448,506        61.6%       $13,678,363            88.3%
   Media                                             901,621        38.4%         1,817,670            11.7%
                                              --------------- ------------  ---------------- ----------------
        TOTAL REVENUES                             2,350,127       100.0%        15,496,033           100.0%
                                              --------------- ------------  ---------------- ----------------

COST OF REVENUES
   Cost of revenues - boxing promotions            1,491,561        63.5%        12,657,676            81.7%
   Cost of revenues - media                          540,265        23.0%         2,964,778            19.1%
                                              --------------- ------------  ---------------- ----------------
      TORAL COST OF REVENUES                       2,031,826        86.5%        15,622,454           100.8%
                                              --------------- ------------  ---------------- ----------------
GROSS (LOSS) INCOME
   Boxing promotions                                 (43,055)       -1.8%         1,020,687             6.6%
   Media                                             361,356        15.4%        (1,147,108)           -7.4%
                                              --------------- ------------  ---------------- ----------------

        TOTAL GROSS PROFIT (LOSS)                   $318,301        13.5%         ($126,421)           -0.8%
                                              =============== ============  ================ ================

Selling, general and administrative expenses decreased by 36% or $1,077,843, to $1,932,874 for the year ended December 31, 2003, from $3,010,717 in the prior year. The Company recorded a non-cash expense, classified as "compensatory element of stock and warrant issuances for selling, general and administrative expenses", of $1,645,699 and $1,592,772 relating to the use of stocks and warrants for obligations due under various consulting and employment agreements for the years ended December 31, 2003 and 2002, respectively.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002, continued:

Depreciation and amortization expense for property and equipment decreased by $9,668 to $40,123 for the year ended December 31, 2003, from $49,791 in the prior year. Amortization expense of prepaid signing bonuses increased by $548,442 to $608,421 for the year ended December 31, 2003, compared to $59,979 in the prior year. This increase is attributable primarily to the greater amount of signing bonuses paid to boxers during the year ended December 31, 2003. Amortization expenses for intangible assets decreased by $68,018 to $564,891 for the year ended December 31, 2003, compared to $632,909 during the same period last year. The lower amount results from the write-down of intangible assets as a result of an impairment loss recognized in the prior year.

The Company recognized a non-cash expense of $1,481,455 in litigation settlement expense, pursuant to settlement agreements reached with 1) Investor Relation Services, Inc, and Summit Trading Limited (See Note 18 to the Company's Consolidated Financial Statements) and 2) Mr. Buster Mathis, Jr. (See Note 10 to the Company's Consolidated Financial Statements).

The Company assessed potential future impairments of goodwill and reassessed the useful lives of other existing recognized intangible assets which resulted in the recognition of a $1,923,368 loss on impairment of its intangible assets in 2003, compared to a $1,818,000 loss on impairment of its intangible assets and a $1,104,660 loss on impairment of goodwill for the year ended December 31, 2002.

In 2003, the Company assessed potential future impairments of prepaid and deferred signing bonuses paid to boxers, which resulted in the recognition of a combined impairment loss of $302,333 on its investment in boxers and prepaid and deferred signing bonuses.

The Company recorded $1,061,913 in financing costs paid in stocks and warrants for the year ended December 31, 2003, compared to $1,091,751 in the prior year.

Interest expense, inclusive of related parties and other amounts, decreased by $671,433 from $1,513,635 in the prior year to $842,202 for the year ended December 31, 2003. This decrease is attributable to a reduction of the average interest rate on the Company's debt due to the replacement of a portion of higher rate debt with lower rate debt.


Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the fiscal year ended December 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company's cash position reflected a balance of $21,205, compared to an overdraft of $7,572 in the prior year which was a part of current liabilities on the Company's Consolidated 2002 balance sheet.

Net cash used in operating activities was $1,346,750 during fiscal year 2003, compared to net cash used in operating activities of $846,433 in 2002 and primarily resulting from: (i) our net losses of $9,930,457 in 2003 and $11,245,015 in 2002, adjusted for depreciation and amortization of $1,213,435 in 2003 and $742,679 in 2002; financing costs paid in stocks and warrants of $1,061,913 in 2003 and $1,091,751 in 2002; stock-based compensation expense of $1,645,699 in 2003 and $1,592,772 in 2002; non-cash charges associated with litigation settlements of $1,375,999 in 2003; impairment losses on intangible assets of $1,923,368 in 2003 and $1,818,000 in 2002; and gains and losses on our investments; and (ii) an increase in accrued expenses and other current liabilities of $789,159 in 2003 and $267,829 in 2002, accrued litigation and judgments payable, of $93,778 in 2003 and $1,342,972 in 2002, offset by decreases in accounts payable and customer advances.

Net cash used in investing activities was $819,417 during fiscal year 2003, compared to net cash used in investing activities of $1,062,398 in 2002, a decrease of $242,981. Significant changes include the following: a $529,042 increase in expenditures due to $640,000 used for prepaid signing bonuses paid to boxers in 2003; a $240,000 increase resulting in the purchase of $280,000 in intangible assets during 2003; and, proceeds provided of $140,000 in 2003 from the sale of a boxer's exclusive promotional agreement. In 2002, the Company also used $1,151,519 in investing activities for the purchase of Big Content, offset by $250,000 in cash provided from collection of $250,000 in notes receivable.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

LIQUIDITY AND CAPITAL RESOURCES, continued:

Net cash provided by financing activities was $2,205,372 during fiscal year 2003, compared to $1,846,412 in 2002, an increase of $358,960. The amount provided in 2003 resulted from: $2,643,664 from notes and loans payable, $545,000 from convertible debt, $658,336 from stockholders and related parties, and $12,500 from a stockholder's note payable, offset primarily by $1,510,606 note payable repayments, $68,000 convertible debt repayments, and $67,950 in repayments to stockholders and related parties.

The Company incurred net losses of $9,930,457 and $11,245,015 during the years ended December 31, 2003 and 2002, respectively. In addition, the Company had a working capital deficiency of $10,497,063 and $8,046,137 at December 31, 2003 and 2002, respectively. Furthermore, the Company had a stockholders' deficiency of $12,018,823 and $7,523,417 at December 31, 2003 and 2002, respectively. These factors continue to raise substantial doubts about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is in default of several notes and loans payable in the aggregate amount of approximately $2,370,000. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations.

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

During the year ended December 31, 2003, the Company had successfully obtained external financing through private placements of convertible debt and other short-term borrowings. In 2003, some of this debt has been converted to common stock to be issued of the Company. The Company has taken certain actions to address liquidity in several ways, namely:

During the year ended December 31, 2003, the Company:

     o reduced the number of employees and reduced the compensation paid to management level employees; and

     o continued to explore sources of additional financing to satisfy its current operating requirements.

In addition, the Company has developed a plan to address liquidity in several ways, namely:

     o    Continue to reduce operating costs;

     o Increase revenue by refocusing on existing properties and expanding its revenue base;

     o    Continue to pursue the promotion of premium level boxing events;

     o    Pursue production partnerships and joint ventures;

     o Pursue additional sources of debt and equity financing to satisfy its current operating requirements; and

     o Continue to negotiate with existing debt-holders and related parties, including the Company's President, to convert debt into equity.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, as revised in December 2003, the Financial Standards Accounting Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 for the first interim or annual period beginning after March 15, 2004. The Company does not expect the adoption of FIN No. 46 to have a significant impact on its consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline those financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatory redeemable security should be classified as a liability on the balance sheet. At December 31, 2003, the Company did not have any instruments that were within the scope of SFAS No. 150.

RISK FACTORS

In evaluating our business, prospective investors and stockholders should carefully consider the following risks in addition to the other information in this Form 10-KSB or in the documents referred to in this Form 10-KSB. Any of the following risks could have a material adverse impact on our business, operating results, financial condition, and could result in a complete loss of your investment.


Investment Considerations and Risk Factors

The following factors and other information in this Form 10-KSB should be carefully considered when evaluating the Company and its stock.

Our independent accountants have raised substantial doubts regarding our ability to continue as a going concern.

The Company incurred net losses of $9,930,457 and $11,245,015 during the years ended December 31, 2003 and 2002, respectively. In addition, the Company had a working capital deficiency of $10,497,063 and $8,046,137 at December 31, 2003 and 2002, respectively. Furthermore, the Company had a stockholders' deficiency of $12,018,823 and $7,523,417 at December 31, 2003 and 2002, respectively. These factors continue to raise substantial doubts about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

It is difficult to evaluate our business and prospects because we have a limited operating history as a public company.

We were formed in February 1996, and from December 2000 until we completed the CKB Merger in April 2002, we were a public "shell" corporation which conducted no meaningful business operations and had no revenue. Accordingly, our limited operating history, particularly as a combined company with CKB, makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our future revenues and income potential are unproven as a public operating company.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

Risk Factors, continued:

Our operating results may prove unpredictable, and our common stock price may decrease or fluctuate significantly.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are difficult to predict, in some future quarters, our operating results may fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may fall significantly. Factors that affect our quarterly and annual operating results include, among other things, the following:

     o    our ability to establish and strengthen brand awareness;

     o    our success in promoting our boxers and boxing-related content;

     o the amount and timing of costs relating to our marketing efforts or other initiatives;

     o our ability to enter into favorable contracts with boxers, content distributors, developers, and other parties;

     o    acquisition-related costs;

     o    our ability to compete in a highly competitive market; and

     o    the   economic   trends   specifically   affecting   the   sports  and
          entertainment business, as well as general economic conditions in the markets we serve.

If we do not manage our growth efficiently, we may not be able to operate our business effectively.

We expect to expand our operations as a result of the consummation of the CKB Merger in 2002, and we will seek additional financing to fund such expansion. If we expand our operations, we may strain our management, operations, systems and financial resources. To manage our future growth, we must improve and effectively utilize our existing operational, management, marketing and financial systems, successfully recruit, hire and manage personnel and maintain close coordination among our boxers, technical, finance, marketing, sales and production staffs. We may need to hire additional personnel in all areas of our business during 2004. In addition, we may also need to improve our accounting systems, internal control procedures, computer software and hardware systems in order to operate our business more effectively and manage our expansion. We also will need to manage an increasing number of complex relationships with boxers, boxing talent, strategic partners, advertisers and other third parties. Our failure to effectively manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we anticipate.

Many of our boxing agreements are short-term and we face the risk of losing them to competitors with greater resources.

We believe that our future success depends in large part upon our ability to maintain our existing relationships with boxers. Our agreements with many of our boxers have a term of less than three years, and these boxers generally have the option of electing whether or not to renew their contracts upon expiration. If we become unable to provide valuable services to our existing boxers, or if we otherwise fail to maintain good relations with such boxers, they may elect to terminate or fail to renew their agreements with us. In addition, if we cannot provide adequate incentives for these boxers to remain with us, our efforts to sign new boxers may be impaired. Furthermore, historically, when boxers have achieved substantial commercial success they have sought to renegotiate the terms of their agreements. This may adversely affect our future profitability with respect to such boxers.

We are dependent on our boxers.

Our success depends, in large part, upon our ability to recruit and retain athletic talent. We cannot assure you that we will be able to continue to identify and retain such talent in the future. Additionally, we cannot assure you that we will be able to retain our current talent when their contracts expire. Our failure to attract and retain key talent, or a serious or untimely injury to, or the death of, any of our key talent, would likely lead to a decline in the appeal of our events, which would adversely affect our ability to generate revenues.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

Risk Factors, continued:

We partially depend upon our existing boxers to attract new boxers.

In order for us to sign new boxers, our principal existing boxers must remain with us and sustain their success and popularity. Our business would be adversely affected by:

     o our inability to recruit new boxers with commercial promise and to enter into production and promotional agreements with them;

     o    the loss of talent and/or popularity of our existing boxers;

     o    increased competition to maintain relationships with existing boxers;

     o    non-renewals of current agreements with existing boxers; and

     o    poor performance or negative publicity of existing boxers.

If we fail to perform our obligations under a Pledge and Security Agreement, the secured parties may foreclose on their security interest in our boxing film library assets.

Our subsidiary, Big Content, has granted a first priority security interest in certain intellectual media assets to Livingston Investments, LLC and certain of its affiliates as collateral for our payment obligations under various agreements. If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

Future acquisitions or expansions may disrupt our business or distract our management.

Our core operations have consisted of marketing, promoting and distributing our live and televised boxing events. Our current strategic objectives include not only further developing and enhancing our existing business, but also entering into new or complementary businesses, such as the creation of new forms of entertainment and brands, the development of new television programming and the development of branded, location-based entertainment businesses. The following risks are associated with expanding into new or complementary businesses by acquisition, strategic alliance, investment, licensing or other arrangements:

     o potential diversion of management's attention and resources from our existing business and an inability to recruit or develop the necessary management resources to manage new businesses;

     o unanticipated liabilities or contingencies from new or complementary businesses or ventures;

     o reduced earnings due to increased goodwill amortization, increased interest costs and additional costs related to the integration of acquisitions;

     o potential reallocation of resources due to the growing complexity of our business and strategy;

     o competition from companies then engaged in the new or complementary businesses that we are entering;

     o    possible additional regulatory requirements and compliance costs;

     o dilution of our stockholders' percentage ownership and/or an increase of our leverage when issuing equity or convertible debt securities or incurring debt; and

     o potential unavailability of acceptable terms, or at all, of additional financing necessary for expansion.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

Risk Factors, continued:

Because a substantial portion of our revenues will be derived from the sale of license rights and/or advertising of our events and programs, an economic downturn that results in a reduction in discretionary spending by consumers on entertainment could adversely affect our business.

A substantial portion of our revenues will be derived from, and our future success will be dependent upon sales of license rights, advertising and other boxing-related merchandise. If the economy suffers a recession or other long-term disruption, and consumers reduce their discretionary spending on entertainment-related products and services, it is likely that we would experience a decline in revenues, which would materially harm our profits, results of operations, financial condition and future prospects.

Unless our boxers develop a strong brand identity, our business may not continue to grow and our financial results may suffer.

We believe that historical growth and brand recognition are important factors not only in persuading boxers to choose us as their promoter, but also in our ability to effectively utilize the dominant marketing resources in the sports entertainment industry (television, radio, public relations, trade publications, etc.). We believe that continuing to strengthen our brand will be critical to attracting boxers. However, brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses we incur in building our brand.

Our sports entertainment offerings may not be commercially successful.

We expect a significant amount of our revenue to come from the production and distribution of our events and programs, as well as the use of our events in television programs. The success of these offerings depends primarily upon their acceptance by the public, which is difficult to predict. The commercial success of an event or program depends on the quality and acceptance of competing offerings released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure-time activities, general economic conditions and other tangible and intangible factors, all of which can change quickly. Because we expect the popularity of our offerings to be a significant factor driving the growth of our company, our failure to produce events and programs with broad consumer appeal could materially harm our business and prospects for growth.

Our failure to continue to create popular events and programs would likely lead to a decline in our ability to generate revenues.

The creation, marketing and distribution of our live and televised entertainment, including pay-per-view events, are the core of our business and are critical to our ability to generate revenues. Our failure to continue to create popular live events and televised programming would likely lead to a decline in our television ratings and attendance at our live events. Such a decline would adversely affect our ability to generate revenues.

We may have lower revenues if we are unable to secure appropriate athletes, events and venues.

As a participant in the sports and entertainment industry, our ability to generate revenues is highly sensitive to public tastes, which are unpredictable. A change in public tastes, an increase in competition or a lack of boxer or event availability could damage our business, financial condition and results of operations. Similarly, our ability to generate revenues from live entertainment events may be limited if other competitive forms of entertainment are available. Since we rely on unrelated parties to create and perform live boxing content, any lack of availability of popular athletes, boxing venues, boxing trainers, broadcast personalities, and other performers could limit our ability to generate revenues.

The sports and entertainment industry is extremely competitive and we may not be able to compete successfully against other promoters, both large and small, for both boxers and the public's attention.

The market for the promotion and distribution of boxers, boxing events and boxing-related content is extremely competitive and rapidly changing. We face competitive pressures from numerous actual and potential competitors. Many of our competitors in the promotion business, such as Don King Productions, Top Rank and Main Events, have substantial competitive advantages over us, including longer operating histories, significantly greater financial, technical and marketing resources, greater brand name recognition, better distribution channels, larger existing customer bases' and more popular content or boxers. Similarly, the content production and distribution side of our business faces competition from these sources, as well as major media concerns such as Walt Disney's ESPN network, which is actively involved in marketing its own library of boxing-related content.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

Risk Factors, continued:

The members of our management team have no experience in leadership roles in a public company.

Prior to our merger transaction, our management team was operating CKB as a private company. There are significant additional responsibilities that come with running a public company, including, without limitation, greatly increased disclosure obligations, restrictions on selective disclosure, and, potentially, liaison with the media and analyst community. We cannot assure you that our management team will be able to successfully discharge these additional responsibilities, and their failure to do so could have a material adverse effect on the trading price of our common stock and, potentially, our revenues, profits, results of operations, financial condition and future prospects.

The loss of certain key management and creative personnel could materially and adversely affect our business.

Our future success depends, to a significant extent, on the continued services of our senior management, particularly Cedric Kushner, James DiLorenzo, and other key creative personnel. We do not have employment agreements with Messrs. Kushner or DiLorenzo. Moreover, we do not have key-man insurance on Messrs. Kushner or DiLorenzo. The loss of Messrs. Kushner or DiLorenzo, or certain other key employees, would likely have a material and adverse effect on our business. Competition for talented personnel throughout our industry is intense and we may be unable to retain our current key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

We may be liable to third parties for certain license rights and other content that we produce and distribute.

We may be liable to third parties for certain license rights and other content that we produce and distribute. We attempt to minimize these types of liabilities by requiring representations and warranties relating to our ownership of and rights to use and distribute such material. However, alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business.

We have paid no dividends on our common stock.

We have paid no cash dividends on our common stock in the past and we do not intend to pay any such dividends in the foreseeable future. It is anticipated that we will reinvest future profits, if any, from our operations into our business and there is no assurance that we will ever pay dividends to holders of our common stock.

A majority of the voting power of our stock is held by our Senior Management.

By virtue of their collective ownership of approximately 74% of the aggregate voting power of our outstanding voting securities, Cedric Kushner, our President and James DiLorenzo, our Executive Vice President, Secretary and Treasurer, have the ability to elect all of our directors, in turn elect all executive officers, without regard to the votes of other stockholders. Accordingly, our stockholders, other than Messrs. Kushner and DiLorenzo, will have extremely limited power to influence our management and operations through the election of directors or otherwise.

We may not be able to secure additional financing to meet our future capital needs on terms acceptable to us, or at all.

If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we will need to raise additional funds to promote our brand and operate and expand our business. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, attract new boxers and promote existing boxers, create additional boxing-related content, respond to competitive pressures or take advantage of acquisition opportunities, any of which could have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends to our stockholders.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

Risk Factors, continued:

Our stock price may decline in the future, and a public market may not develop or exist for you to sell our common stock.

Our common stock was quoted on the OTCBB, and is currently quoted on the "Pink Sheets" with a stock symbol of CKHP.PK. Prior to the CKB Merger, there was a limited trading market for our shares because we had no business operations or revenues. An active trading market may not develop in the future, or if one does develop, be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are effectively a new public company with a limited operating history. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control: variations in our quarterly operating results; changes in securities analysts' estimates of our financial performance; changes in general economic conditions and in the sports and entertainment industry; changes in market valuations of similar companies; announcements by us or our competitors of significant new contracts with boxers, acquisitions, strategic partnerships or joint ventures, or capital commitments; loss of a major boxer, partner or joint venture participant; the failure to effectively exploit the Company's media library; and, the addition or loss of key managerial and creative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Purchasers of our securities may be adversely affected by the penny stock regulations.

Unless and until our common stock is quoted on the NASDAQ automated quotation system or on a national securities exchange, and for so long as the common stock trades below $5.00 par share, the common stock may continue to be deemed a "penny stock" as defined in the Exchange Act and be covered by Rule 15g-9 of the Exchange Act. That rule imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to sale. In addition, prior to effecting any penny stock transaction, the broker-dealer must provide a customer with a document that discloses the risks of investing in the penny stock market, including a description of the broker-dealer's duties to the customer and the rights and remedies available to the customer, explain the nature of "bid" and "ask" prices in the penny stock market, supply a toll-free telephone number to provide information on disciplinary histories and describe all significant terms used in such disclosure document. Consequently, the requirements of Rule 15g-9 will continue to affect the willingness of broker-dealers to sell our securities and, therefore, make it more difficult for our stockholders to trade our common stock.

We compete for attendance, broadcast audiences and advertising revenue.

We compete for entertainment and advertising dollars with professional and college sports and with other entertainment and leisure activities. We face competition from professional and college baseball, basketball, hockey and/or football, among other activities, in most cities in which we hold live events. We also compete for attendance, broadcast audiences and advertising revenue with a wide range of alternative entertainment and leisure activities.

This competition could result in a significant loss of viewers, venues, distribution channels or performers and fewer entertainment and advertising dollars spent on our form of sports entertainment, any of which could have a material adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

Risk Factors, continued:

We rely on intellectual and other property rights.

We regard the protection of our copyrights, trademarks and service marks as critical to our future success, and, in particular, to our ability to create and exploit boxing-related content. We rely on federal and international copyright and trademark statutes, as well as contractual restrictions, to establish and protect our intellectual property and other proprietary rights in products and services. However, there can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property and proprietary rights will prove sufficient to prevent misappropriation of them, or to deter independent third-party development of similar rights which may infer upon ours. We plan to pursue the registration of its trademarks, service marks and copyrights in the United States and internationally to the extent feasible, however, effective trademark and copyright protection may not be economically viable, and even if it is, we may not have the financial capacity in the future to protect, enforce and defend our rights against competitors with greater resources.

It is possible that in the future, we may license some of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we will attempt to ensure that the quality of our brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a materially adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

To date, we have not been notified that our intellectual properties infringe on the proprietary rights of any third party, but there can be no assurance that third parties will not claim infringement by us with respect to the past, current or future use of these assets. Any such claim, whether meritorious or not, could be time-consuming, result in costly legal proceedings and/or settlement arrangements, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us, or at all. As a result, any such claim can have a materially adverse effect upon our revenues, profits, results of operations, financial condition and future prospects.

Our operations are affected by general economic conditions and public tastes.

Our operations are affected by general economic conditions and, therefore, our future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions could result in our fans or potential fans having less discretionary income to spend on our live and televised entertainment and branded merchandise, which could have an adverse effect on our business and/or prospects. Public tastes are unpredictable and subject to change and may be affected by changes in the country's political and social climate. A change in public tastes or decline in general economic conditions may adversely affect our future success.

The physical nature of our events and extensive travel exposes our boxers and employees to risks.

Our boxers and our employees who are involved in the production of those events are exposed to the risk of travel and performance-related accidents, the consequences of which may not be fully covered by insurance. The physical nature of our events exposes our boxers to the risk of serious injury or death. Although we have general liability insurance and umbrella insurance policies, and although our performers are responsible for obtaining their own health, disability and life insurance, we cannot assure you that the consequences of any accident or injury will be fully covered by insurance. Our liability resulting from any accident or injury not covered by our insurance could have a material adverse effect on our revenues, profits, results of operations, financial condition and future prospects.

We rely on certain licenses to operate.

In various states in the United States and some foreign countries, athletic commissions and other applicable regulatory agencies require us to obtain promoters licenses, performers' licenses, medical licenses and/or event permits in order for us to promote and conduct our live events. In the event that we fail to comply with the regulations of a particular jurisdiction, we may be prohibited from promoting and conducting our live events in that jurisdiction. The inability to present our live events over an extended period of time or in a number of jurisdictions would lead to a decline in the various revenue streams generated from our live events, which could have an adverse effect on our profits, results of operations, financial condition and future prospects.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

Risk Factors, continued:

We have exposure to pending litigation.

We are currently involved in several legal disputes concerning contractual rights and breaches of contract related to our boxers and the promotion of boxing events, certain service providers, and other issues including but not limited to a civil action undertaken by the Securities Exchange Commission in the federal district court for the Southern District of New York. If the Company were to not prevail in any one or several of these matters there can be no assurances that there will not be a material adverse affect on the Company. For further information on any of the present legal matters refer to Item 3, Legal Proceedings.

There can be no assurances that the stockholders of the Company will be able to approve to increase the number of authorized shares of the Company.

In the event that we do not receive clearance by the Securities and Exchange Commission to allow the stockholders to vote to increase the number of authorized shares of the Company, then the current debenture holders will be unable to convert their debt into equity. Therefore, the Company will be required to repay the debt-holders, warrant holders, and others with common stock to be issued, in cash. However, without the ability to issue shares to potential new investors, the Company may not have the ability to repay these amounts, resulting in an adverse effect on our profits, results of operations, financial condition and future prospects.

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

         Cedric Kushner Promotions, Inc. and Subsidiaries

                                                                                                Page

         Report of Independent Registered Public Accounting Firm

              - Wolinetz, Lafazan & Company, PC                                                 F-2

         Report of Independent Registered Public Accounting Firm

              - Marcum & Kliegman LLP                                                           F-3

         Consolidated Balance Sheet

             December 31, 2003                                                                  F-4

         Consolidated Statements of Operations - For the Years Ended

             December 31, 2003 and 2002                                                         F-6

         Consolidated Statements of Stockholders' Deficiency - For the Years

             Ended December 31, 2003 and 2002                                                   F-7

         Consolidated Statements of Cash Flows - For the Years Ended

             December 31, 2003 and 2002                                                         F-13

         Notes to Consolidated Financial Statements                                             F-15

                                      F-1

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         Board of Directors and Stockholders
         Cedric Kushner Promotions, Inc.
         New York, New York

         We have audited the accompanying consolidated balance sheet of Cedric Kushner Promotions, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedric Kushner Promotions, Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
         Note 3 to the consolidated financial statements, the Company's has incurred significant operating losses for the year ended December 31, 2003, and has significant working capital and stockholders' deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





          /S/ Wolnietz, Lafazan & Company, PC





         Rockville Centre, NY
         May 24, 2004,
         except for Note 18, Paragraph 3 as to which the date is June 11, 2004

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         Board of Directors and Stockholders
         Cedric Kushner Promotions, Inc.
         New York, New York

         We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows of Cedric Kushner Promotions, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Cedric Kushner Promotions, Inc. and Subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

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



                    /Marcum & Kliegman LLP



         New York, NY
         June 4, 2003

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003


                                           ASSETS
 CURRENT ASSETS:
    Cash                                                                                           $21,205
    Accounts receivable, net of allowance for doubtful accounts of $11,000                          33,121
    Other current assets                                                                            52,500
                                                                                          -----------------
         TOTAL CURRENT ASSETS                                                                      106,826
                                                                                          -----------------

 PROPERTY AND EQUIPMENT, NET                                                                        19,494

 OTHER ASSETS:
    Prepaid signing bonuses, net                                                                   358,334
    Deferred finance cost, net                                                                      10,833
    Security deposit                                                                                28,584
    Intangible assets, net                                                                       1,431,309
                                                                                          -----------------
         TOTAL ASSETS                                                                           $1,955,380
                                                                                          =================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES:
    Accounts payable                                                                            $2,528,984
    Accrued litigation and judgments payable                                                     1,164,612
    Due to stockholders/officers                                                                   733,835
    Current portion of notes payable - stockholders                                                372,659
    Convertible debt, net of discounts                                                             178,420
    Current portion of notes and loans payable                                                   3,081,734
    Accrued expenses and other current liabilities                                               2,143,645
    Deferred revenue                                                                               400,000
                                                                                          -----------------
         TOTAL CURRENT LIABILITIES                                                              10,603,889
                                                                                          -----------------
 LONG-TERM LIABILITIES:
     Notes payable - stockholders, less current portion                                          2,156,314
     Notes and loans payable, less current portion                                               1,214,000
                                                                                          -----------------
         TOTAL  LONG-TERM LIABILITIES                                                            3,370,314
                                                                                          -----------------
         TOTAL  LIABILITIES                                                                     13,974,203
                                                                                          -----------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $.01 par value, authorized 5,000,000 shares
        Series A convertible, $.01 par value, authorized 500,000 shares,
          117,500 shares issued and outstanding (liquidation preference of $352,500)                 1,175
        Series B convertible, $.01 par value, 399,752 shares authorized, issued
          and outstanding (liquidation preference of $2,430,000)                                     3,998
        Series C convertible, $.01 par value, 27,923 shares authorized,
          issued and outstanding (liquidation preference of $4,500,000)                                279
        Series D, $.01 par value, 399,752 shares authorized, 399,752 shares
          3,998 issued and outstanding (liquidation preference of $2,430,000)
    Common stock, $.01 par value, authorized 20,000,000 shares
       Class A, $.01 par value, 15,000,000 shares authorized,
          10,768,991 shares issued and 10,648,707 shares outstanding                               107,690
       Class B, $.01 par value, 5,000,000 shares authorized,
          -0- shares issued and outstanding                                                              -
       Class A Common Stock to be issued, 8,205,692 shares                                       7,663,072
    Additional paid-in capital                                                                   9,473,017
    Accumulated deficit                                                                        (27,910,683)
    Deferred consulting fees                                                                      (545,500)
    Deferred finance costs                                                                         (32,152)
    Deferred signing bonuses                                                                      (582,418)
    Treasury stock, at cost - 120,284 shares of Class A common stock                              (201,298)
                                                                                          -----------------
         TOTAL STOCKHOLDERS' DEFICIENCY                                                        (12,018,823)
                                                                                          -----------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                        $1,955,380
                                                                                          =================

          See accompanying notes to consolidated financial statements.

                 CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIESCONSOLIDATED

                            STATEMENTS OF OPERATIONS

                                                                    FOR THE YEARS
                                                                   ENDED DECEMBER 31,
                                                                2003                2002
                                                         ------------------  -------------------
REVENUES
   Boxing promotions                                            $1,448,506          $13,678,363
   Media                                                           901,621            1,817,670
                                                         ------------------  -------------------
        TOTAL REVENUES                                           2,350,127           15,496,033
                                                         ------------------  --------------------
OPERATING COSTS AND EXPENSES
   Cost of revenues - boxing promotions                          1,491,561           12,657,676
   Cost of revenues - media                                        540,265            2,964,778
   Selling, general and administrative                           1,932,874            3,010,717
   Amortization of signing bonuses                                 608,421               59,979
   Amortization of intangible assets                               564,891              632,909
   Depreciation and amortization of property
    and equipment                                                   40,123               49,791
   Litigation settlement                                         1,481,455                    -
   Loss on impairment of prepaid and deferred
    intangible assets                                            1,923,368            1,818,000
   Loss on impairment of goodwill                                        -            1,104,660
   Loss on impairment of signing bonuses                           302,333                    -
   Compensatory element of stock and warrant
     issuances for selling, general and administrative
     expenses                                                    1,645,699            1,592,772
                                                         ------------------  -------------------
        TOTAL OPERATING COSTS AND EXPENSES                      10,530,990           23,891,282
                                                         ------------------  -------------------
        LOSS FROM OPERATIONS                                    (8,180,863)          (8,395,249)
                                                         ------------------  -------------------
OTHER INCOME (EXPENSES)
   Other income                                                    105,031               17,040
   Gain on sale of boxing promotional agreement                    107,277                    -
   Gain on litigation settlement                                     7,261                    -
   Interest income                                                       -               11,285
   Interest expense - related parties                             (270,572)            (262,760)
   Interest expense - other                                       (571,630)          (1,250,875)
   Loss on disposition of property and equipment                   (30,835)            (247,705)
   Loss on disposition of intangible assets                         (6,250)                   -
   Other expense                                                         -              (25,000)
   Amortization of deferred finance costs                          (27,963)                   -
   Financing costs paid in stocks and warrants                  (1,061,913)          (1,091,751)
                                                         ------------------  -------------------
        TOTAL OTHER INCOME (EXPENSES)                           (1,749,594)          (2,849,766)
                                                         ------------------  -------------------
NET LOSS                                                       ($9,930,457)        ($11,245,015)
                                                         ==================  ===================
Net loss applicable to common stock:
Net loss                                                       ($9,930,457)        ($11,245,015)
Preferred stock dividends - Series A                               (32,980)             (30,994)
                                                         ------------------  -------------------
Net loss applicable to common stock                            ($9,963,437)        ($11,276,009)
                                                         ==================  ===================
NET LOSS PER COMMON SHARE (basic and diluted)                       ($0.93)              ($1.09)
                                                         ==================  ===================
PRO-FORMA NET LOSS
PER COMMON SHARE (basic and diluted) (See Note 2)                   ($0.20)              ($0.25)
                                                         ==================  ===================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
   Basic and diluted                                            10,768,991           10,301,240
                                                         ==================  ===================
   Pro-forma basic and diluted (See Note 2)                     50,144,172           44,747,331
                                                         ==================  ===================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                            Convertible        Convertible       Convertible
                                            Series A           Series B          Series C          Series D
                                          Preferred Stock    Preferred Stock   Preferred Stock   Preferred Stock
                                        --------------------------------------------------------------------------
                                           Shares   Amount    Shares  Amount   Shares   Amount    Shares   Amount
                                         --------------------------------------------------------------------------
              Balance, December 31, 2001         -        -         -       -        -        -         -        -
                                         --------------------------------------------------------------------------
 Acquisition of Big Content                      -        -         -       -        -        -         -        -
 Recapitalization of CKP                                      399,752  $3,998   27,923     $279         -        -
 Reverse merger with Zenascent             135,000   $1,350         -       -        -        -         -        -
 Recording of debt discount                      -        -         -       -        -        -         -        -
 Conversion of debt to common stock              -        -         -       -        -        -         -        -
 Conversion of debt to common
   stock to be issued                            -        -         -       -        -        -         -        -
 Interest charge assessed in connection
   with a change in terms of warrants
   originally issued with convertible debt       -        -         -       -        -        -         -        -
 Exercise of stock options                       -        -         -       -        -        -         -        -
 Issuance of common stock
   to consultant for services                    -        -         -       -        -        -         -        -
 Warrants issued for compensation
   to an employee                                -        -         -       -        -        -         -        -
 Issuance of common stock
   to consultant for services                    -        -         -       -        -        -         -        -
 Stock issued in connection
   of the purchase of Big Content                -        -         -       -        -        -         -        -
 Conversion of preferred
   stock to common stock                   (17,500)    (175)        -       -        -        -         -        -
 Issuance of warrants with debt                  -        -         -       -        -        -         -        -
 Common stock issued for interest on debt        -        -         -       -        -        -         -        -
 Proceeds received from
   common stock to be issued                     -        -         -       -        -        -         -        -
 Issuance of common stock for
   professional services                         -        -         -       -        -        -         -        -
 Warrants issued with convertible debt           -        -         -       -        -        -         -        -
 Treasury shares previously cancelled            -        -         -       -        -        -         -        -
 Acquisition of treasury stock                   -        -         -       -        -        -         -        -
 Treasury stock issued
   for professional services                     -        -         -       -        -        -         -        -
 Sale of treasury stock                          -        -         -       -        -        -         -        -
 Common stock to be issued in connection
   with the purchase of a boxer's
   Exclusive Promotional Agreement               -        -         -       -        -        -         -        -
 Correction to treasury shares                   -        -         -       -        -        -         -        -
 Issuance of prefered stock Series D             -        -         -       -        -        -   399,752   $3,998
 Amortization of deferred consulting fees        -        -         -       -        -        -         -        -
 Amortization of deferred signing bonus          -        -         -       -        -        -         -        -
 Accrued dividends on preferred
   stock - Series A convertible                  -        -         -       -        -        -         -        -
 Net loss                                        -        -         -       -        -        -         -        -
                                         --------------------------------------------------------------------------
              Balance, December 31, 2002   117,500   $1,175   399,752  $3,998   27,923     $279   399,752   $3,998
                                         ==========================================================================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY



                                                             Convertible   Convertible     Convertible
                                                             Series A       Series B        Series C        Series D
                                                           Preferred Stock Preferred Stock Preferred Stock Preferred Stock
                                                         ------------------------------------------------------------------
                                                           Shares  Amount Shares  Amount   Shares Amount Shares  Amount
                                                         ------------------------------------------------------------------
 Balance at December 31, 2002                              117,500 $1,175  399,752 $3,998    27,923   $279 399,752 $3,998
                                                         ------------------------------------------------------------------

 Conversion of debt to common
   stock to be issued                                            -      -       -       -         -      -       -      -
 Common stock to be issued in connection
   with the purchase of a boxer's
   Exclusive Promotional Agreement                               -      -       -       -         -      -       -      -
 Common stock to be issued in connection with debt               -      -       -       -         -      -       -      -
 Agreement for common stock to be issued
   to consultant for services                                    -      -       -       -         -      -       -      -
 Warrants issued for compensation
   to an employee                                                -      -       -       -         -      -       -      -
 Adjustment of shares to be issued to consultant
   for services per settlement                                   -      -       -       -         -      -       -      -
 Amortization of deferred consulting fees                        -      -       -       -         -      -       -      -
 Litigation settlement                                           -      -       -       -         -      -       -      -
 Accrued dividends on preferred
   stock - Series A Convertible                                  -      -       -       -         -      -       -      -
 Amortization of deferred signing bonus                          -      -       -       -         -      -       -      -
 Impairment of deferred signing bonus                            -      -       -       -         -      -       -      -
 Issuance of warrants for
   professional services                                         -      -       -       -         -      -       -      -
 Warrants issued with convertible debt                           -      -       -       -         -      -       -      -
 Issuance of warrants with debt                                  -      -       -       -         -      -       -      -
 Recording of debt discount                                      -      -       -       -         -      -       -      -
 Amortization of financing costs related to issuance
   of warrants in connection to convertible debt                 -      -       -       -         -      -       -      -
 Net loss                                                        -      -       -       -         -      -       -      -
                                                         ------------------------------------------------------------------
        Balance, December 31, 2003                         117,500 $1,175 399,752  $3,998    27,923   $279 399,752 $3,998
                                                         ==================================================================

  See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                               Class A
                                                  Common Stock,        Common Stock,         Common Stock       Additional
                                                  Class A               Class B                to be Issued         Paid in
                                                ------------------------------------------------------------------
                                                  Shares        Amount  Shares    Amount    Shares        Amount    Capital
                                                -------------------------------------------------------------------------------
                    Balance, December 31, 2001            -          -    1,000      $10           -           -   $4,787,864
                                                -------------------------------------------------------------------------------
 Acquisition of Big Content                               -          -        -        -           -           -    4,079,699
 Recapitalization of CKP                                  -          -   (1,000)     (10)          -           -       (4,267)
 Reverse merger with Zenascent                   10,009,047   $100,090        -        -           -           -   (2,644,040)
 Recording of debt discount                               -          -        -        -           -           -      894,500
 Conversion of debt to common stock                 609,838      6,098        -        -           -           -      577,299
 Conversion of debt to common
   stock to be issued                                     -          -        -        -     458,765    $458,765            -
 Interest charge assessed in connection
   with a change in terms of warrants
   originally issued with convertible debt                -          -        -        -           -           -      125,339
 Exercise of stock options                           21,356        214        -        -           -           -         (214)
 Issuance of common stock
   to consultant for services                             -          -        -        -   2,631,580   3,236,843            -
 Warrants issued for compensation
   to an employee                                         -          -        -        -           -           -      397,500
 Issuance of common stock
   to consultant for services                             -          -        -        -     300,000     300,000            -
 Stock issued in connection
   of the purchase of Big Content                    63,750        638        -        -     236,250     236,250       63,112
 Conversion of preferred
   stock to common stock                            175,000      1,750        -        -           -           -       (1,575)
 Issuance of warrants with debt                           -          -        -        -           -           -       90,098
 Common stock issued for interest on debt            10,000        100        -        -           -           -        9,900
 Proceeds received from
   common stock to be issued                              -          -        -        -     169,000     114,300            -
 Issuance of common stock for
   professional services                              5,000         50        -        -           -           -        4,950
 Warrants issued with convertible debt                    -          -        -        -           -           -      213,500
 Treasury shares previously cancelled              (125,000)    (1,250)       -        -           -           -      (49,300)
 Acquisition of treasury stock                            -          -        -        -     400,000     404,000            -
 Treasury stock issued
   for professional services                              -          -        -        -           -           -            -
 Sale of treasury stock                                   -          -        -        -           -     (41,879)           -
 Common stock to be issued in connection
   with the purchase of a boxer's
   Exclusive Promotional Agreement                        -          -        -        -   1,500,000   1,065,000            -
 Correction to treasury shares                            -          -        -        -           -           -            -
 Issuance of prefered stock Series D                      -          -        -        -           -           -       (3,998)
 Amortization of deferred consulting fees                 -          -        -        -           -           -            -
 Amortization of deferred signing bonus                   -          -        -        -           -           -            -
 Accrued dividends on preferred
   stock - Series A convertible                           -          -        -        -           -           -            -
 Net loss                                                 -          -        -        -           -           -            -
                                               -------------------------------------------------------------------------------
                    Balance, December 31, 2002   10,768,991   $107,690        -   $        5,695,595  $5,773,279   $8,540,367
                                               ===============================================================================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                      Class A
                                                       Common Stock,   Common Stock, Common Stock    Additional
                                                         Class A        Class B      to be Issued      Paid in
                                                     ---------------------------------------------------------------------
                                                        Shares   Amount  Shares  Amount  Shares    Amount    Capital
                                                     ---------------------------------------------------------------------
 Balance at December 31, 2002                         10,768,99 $107,690    -        -    5,695,59 $5,773,279 $8,540,367
                                                     ---------------------------------------------------------------------

 Conversion of debt to common
   stock to be issued                                         -        -    -        -   1,246,677  1,087,135          -
 Common stock to be issued in connection
   with the purchase of a boxer's
   Exclusive Promotional Agreement                            -        -    -        -     200,000    132,000          -
 Common stock to be issued in connection with debt            -        -    -        -     245,000    142,500          -
 Agreement for common stock to be issued
   to consultant for services                                 -        -    -        -     950,000    690,000          -
 Warrants issued for compensation
   to an employee                                             -        -    -        -           -          -    157,500
 Adjustment of shares to be issued to consultant
   for services per settlement                                -        -    -        -    (131,580)  (161,843)         -
 Amortization of deferred consulting fee                      -        -    -        -           -          -          -
 Litigation settlement                                        -        -    -        -           -          -          -
 Accrued dividends on preferred
   stock - Series A Convertible                               -        -    -        -           -          -          -
 Amortization of deferred signing bonus                       -        -    -        -           -          -          -
 Impairment of deferred signing bonus                         -        -    -        -           -          -          -
 Issuance of warrants for
   professional services                                      -        -    -        -           -          -    111,000
 Warrants issued with convertible debt                        -        -    -        -           -          -    111,325
 Issuance of warrants with debt                               -        -    -        -           -          -    481,200
 Recording of debt discount                                   -        -    -        -           -          -     71,625
 Amortization of financing costs related to issuance
   of warrants in connection to convertible debt              -        -    -        -           -          -          -

 Net loss                                                     -        -    -        -           -          -          -

                                                     ----------------------------------------------------------------------
      Balance, December 31, 2003                     10,768,991 $107,690    -        -   8,205,692 $7,663,071 $9,473,017
                                                     ======================================================================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                            Deferred     Deferred           Treasury Stock      Total
                                            Accumulated    Consulting    Signing             (at cost)        Stockholders'
                                              Deficit        Fees        Bonuses         Shares       Amount   Deficiency
                                           ------------------------------------------------------------------------------
                Balance, December 31, 2001   ($6,671,237)            -            -        571          -    ($1,883,363)
                                           ------------------------------------------------------------------------------
 Acquisition of Big Content                            -             -            -        (30)         -      4,079,699
 Recapitalization of CKP                               -             -            -          -          -              -
 Reverse merger with Zenascent                         -             -            -    293,960  ($251,848)    (2,794,448)
 Recording of debt discount                            -             -            -          -          -        894,500
 Conversion of debt to common stock                    -             -            -          -          -        583,397
 Conversion of debt to common
   stock to be issued                                  -             -            -          -          -        458,765
 Interest charge assessed in connection
   with a change in terms of warrants
   originally issued with convertible debt             -             -            -          -          -        125,339
 Exercise of stock options                             -             -            -          -          -              -
 Issuance of common stock
   to consultant for services                          -   ($3,236,843)           -          -          -              -
 Warrants issued for compensation
   to an employee                                      -                          -          -          -        397,500
 Issuance of common stock
   to consultant for services                          -      (300,000)           -          -          -              -
 Stock issued in connection
   of the purchase of Big Content                      -             -            -          -          -        300,000
 Conversion of preferred
   stock to common stock                               -             -            -          -          -              -
 Issuance of warrants with debt                        -             -            -          -          -         90,098
 Common stock issued for interest on debt              -             -            -          -          -         10,000
 Proceeds received from
   common stock to be issued                           -             -            -          -          -        114,300
 Issuance of common stock for
   professional services                               -             -            -          -          -          5,000
 Warrants issued with convertible debt                 -             -            -          -          -        213,500
 Treasury shares previously cancelled                  -             -            -   (175,000)    50,550              -
 Acquisition of treasury stock                         -             -            -    200,000   (202,000)       202,000
 Treasury stock issued
   for professional services                           -             -            -    (40,000)    40,400         40,400
 Sale of treasury stock                                -             -            -   (160,000)   161,600        119,721
 Common stock to be issued in connection
   with the purchase of a boxer's
   Exclusive Promotional Agreement                     -             -  ($1,065,000)         -          -              -
 Correction to treasury shares                         -             -            -        783          -              -
 Issuance of prefered stock Series D                   -             -            -          -          -              -
 Amortization of deferred consulting fees              -       766,601            -          -          -        766,601
 Amortization of deferred signing bonus                -             -       29,583          -          -         29,583
 Accrued dividends on preferred
   stock - Series A convertible                  (30,994)            -            -          -          -        (30,994)

 Net loss                                    (11,245,015)            -            -          -          -    (11,245,015)
                                           ------------------------------------------------------------------------------
                Balance, December 31, 2002  ($17,947,246) $ (2,770,242) ($1,035,417)   120,284  ($201,298)   ($7,523,417)
                                           ==============================================================================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                      Deferred    Deferred   Deferred     Treasury        Total
                                                      Accumulated    Consulting   Financing  Signing   Stock (at cost) Stockholders'
                                                       deficit        Fees         Costs     Bonuses   Shares   Amount  Deficiency
                                                      ------------------------------------------------------------------------------
 Balance at December 31, 2002                        ($17,947,246) ($2,770,242)    $  - ($1,035,417) 120,284 ($201,298) ($7,523,417)
                                                      ------------------------------------------------------------------------------
 Conversion of debt to common
   stock to be issued                                           -           -         -           -        -         -    1,087,135

 Common stock to be issued in connection
   with the purchase of a boxer's
   Exclusive Promotional Agreement                              -           -         -    (132,000)       -         -            -

 Common stock to be issued in connection with debt              -           -         -           -        -         -      142,500

 Agreement for common stock to be issued
   to consultant for services                                   -    (690,000)        -           -        -         -            -

 Warrants issued for compensation
   to an employee                                               -           -         -           -        -         -      157,500

 Adjustment of shares to be issued to consultant
   for services per settlement                                  -     161,843         -           -        -         -            -

 Amortization of deferred consulting fees                       -   1,377,200         -           -        -         -    1,377,200

 Litigation settlement                                          -   1,375,699         -           -        -         -    1,375,699

 Accrued dividends on preferred
   stock - Series A Convertible Amortization
   of deferred signing bonus                              (32,980)          -         -           -        -         -      (32,980)

 Impairment of deferred signing bonus                           -           -         -     194,000        -         -      194,000

 Issuance of warrants for professional services                 -           -         -           -        -         -      111,000

 Warrants issued with convertible debt                          -           -         -           -        -         -      111,325

 Issuance of warrants with debt                                 -           -   (37,200)          -        -         -      444,000

 Recording of debt discount                                     -           -         -           -        -         -       71,625

 Amortization of financing costs related to issuance
   of warrants in connection to convertible debt                -           -     5,048           -        -         -        5,048

 Net loss                                              (9,930,457)          -                     -        -         -   (9,930,457)
      Balance, December 31, 2003                     -------------------------------------------------------------------------------
                                                     ($27,910,683)  ($545,500) ($32,152)  ($582,418) 120,284 ($201,298)($12,018,823)
                                                     ===============================================================================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEARS
                                                                                     ENDED DECEMBER 31,
                                                                                   2003              2002
                                                                              -----------------  ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       ($9,930,457)     ($11,245,015)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
  Depreciation and amortization                                                     1,213,435           742,679
  Loss on dispositions of property and equipment                                       30,835           247,705
  Loss on disposition of intangible assets                                              6,249                 -
  Gain on sale of boxing promotional agreement                                       (107,277)                -
  Amortization of debt discount                                                             -           534,081
  Amortization of deferred finance costs                                               27,964                 -
  Loss on impairment of intangible assets                                           1,923,368         1,818,000
  Loss on impairment of signing bonuses                                               302,333                 -
  Litigation settlement expense resulting from
    write-off of deferred consulting fees                                           1,375,999                 -
  Gain on litigation settlement                                                        (7,261)                -
  Loss on impairment of goodwill                                                            -         1,104,660
  Write-off of prepaid merger costs                                                         -           257,812
  Provision for losses on accounts receivable                                          11,000            88,383
  Compensatory element of stock and warrant issuances                               1,645,699         1,592,772
  for selling, general and administrative expenses
  Financing costs paid in stocks and warrants                                       1,061,913         1,091,751
  (Increase) decrease in operating assets:
    Accounts receivable                                                               (39,121)          561,620
    Miscellaneous receivables and other current assets                                (35,000)          265,408
    Other assets                                                                            -            42,500
  Increase (decrease) in operating liabilities:
    Accounts payable                                                                  (20,894)          735,743
    Accrued litigation and judgments payable                                           93,778         1,342,972
    Accrued expenses and other current liabilities                                    789,159           267,829
    Accrued imputed interest added to present value note due stockholder               43,529                 -
  Deferred revenue                                                                    400,000          (445,333)
  Customer advances                                                                  (150,000)          150,000
                                                                             -----------------  ----------------
                                       NET CASH USED IN OPERATING ACTIVITIES       (1,364,749)         (846,433)
                                                                             -----------------  ----------------

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                                                                                       FOR THE YEARS
                                                                                     ENDED DECEMBER 31,
                                                                                   2003              2002
                                                                             -----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for prepaid signing bonuses                                          ($640,000)        ($110,958)
  Collection of notes receivable                                                            -           250,000
  Cash received in reverse merger with Zenascent                                            -             1,744
  Purchase of intangible assets                                                      (280,000)          (40,000)
  Proceeds from sale of boxing promotional agreement                                  140,000                 -
  Purchases of property and equipment                                                       -           (11,665)
  Payments for purchase of Big Content                                                      -        (1,151,519)
  Deferred finance costs                                                              (10,833)                -
  Payment of security deposit                                                         (28,584)                -
                                                                             -----------------  ----------------
                                       NET CASH USED IN INVESTING ACTIVITIES         (819,417)       (1,062,398)
                                                                             -----------------  ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholders                                                          658,336                 -
  Repayments of due to stockholders                                                   (67,950)          (44,230)
  Proceeds from notes payable - stockholders                                           12,500         1,292,357
  Repayment of notes payable - stockholders                                                 -          (450,300)
  Proceeds from convertible debt                                                      545,000           895,500
  Repayment of convertible debt                                                       (68,000)         (150,000)
  Costs in connection with convertible debt                                                 -           (68,440)
  Bank overdraft                                                                       (7,572)            7,572
  Proceeds from common stock to be issued                                                   -           114,300
  Proceeds from sale of treasury stock                                                      -           119,721
  Proceeds from notes and loans payable                                             2,643,664         2,282,800
  Repayment of notes and loans payable                                             (1,510,606)       (2,152,868)
                                                                             -----------------  ----------------
                                   NET CASH PROVIDED BY FINANCING ACTIVITIES        2,205,372         1,846,412
                                                                             -----------------  ----------------
                                             NET INCREASE (DECREASE) IN CASH           21,205           (62,419)
 CASH, BEGINNING OF YEAR                                                                    -            62,419
                                                                             -----------------  ----------------
 CASH, END OF YEAR                                                                    $21,205       $         -
                                                                             =================  ================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



Supplemental Disclosures:                                                            FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                                2003                  2002
                                                                          ------------------   -------------------
 Cash paid during the year for:
   Interest                                                                        $418,011              $794,025

Non-cash investing and financing activities:
   Recording of debt discount                                                             -              $894,500
   Common stock issued in connection with the purchase of a boxer's                $132,000            $1,065,000
       Exclusive Promotional Agreement
   Common stock to be issued pursuant to consulting agreements                     $690,000                     -
   Transfer of notes payable between stockholders                                  $100,000                     -
   Transfer of accrued expenses to note payable - stockholder                      $120,000                     -
   Conversion of notes payable to accrued expenses                                 $257,244                     -
   Assumption of debt in connection with                                                  -            $1,448,932
      consulting agreement related to reverse merger
   Conversion of line of credit into a note payable                                       -              $248,270
   Conversion of converible debt to common stock                                          -              $565,000
   Conversion of Series A preferred stock to common stock                                 -                $1,750
   Issuance of Series D Preferred Stock                                                   -                $3,998
   Treasury shares previously cancelled                                                   -               $50,550
   Common stock issued in lieu of interest                                                -               $10,000
   Exercise of stock options                                                              -                  $214
   Transfer from accounts payable to accrued litigation and judgments              $198,586                     -
   Adjustment of shares to be issued to consultant for services,                   $161,843                     -
      pursuant to settlement into common stock to be issued
   Transfer of convertible debt to notes payable                                   $114,000                     -
   Offset of note receivable on Zenascent                                                 -              $296,500
      against note payable on the Company
   Offset of advances to related party on the Company                                     -              $698,782
      against due to the Company on Big Content
   Conversion of accrued interest into notes payable                                      -               $93,737
   Transfer from notes payable to accrued litigation and judgments                  $93,507                     -
   Transfer of notes payable  - stockholder to notes payable                        $62,500                     -
   Warrants issued in connection with debt                                          $37,200                     -
   Conversion of reserves for litigation settlements to notes   payable                   -            $1,135,359
   Conversion of note payable and                                                   $39,835                     -
      unpaid interest into accrued expenses
   Conversion of accrued interest - stockholder                                                          $124,455
      into note payable - stockholder
   Reclassification of loans payable                                                $22,500              $395,000
      to accrued expenses and other current liabilities
   Accrued dividends on Series A Preferred Stock                                    $32,980               $30,994
   Acquisition of treasury stock for common stock to be issued                            -              $202,000
  Conversion of convertible debt and accrued interest                            $1,087,135              $458,765
     into common stock to be issued
  Assets acquired and liabilities assumed in connection with acquisition of Big
   Content in March 2002:
       Intangibles                                                                        -            $7,052,160
       Prepaid expenses                                                                   -              $130,000
       Property and equipment                                                             -              $164,533
       Other assets                                                                       -               $42,500
       Liabilities                                                                        -             ($459,193)
       Prior year cash advances to Big Content offset                                     -             ($698,782)
          against due to  the Company on Big Content
       Note payable                                                                       -           ($1,000,000)
       Common stock issued                                                                -           ($4,079,699)
                                                                          ------------------   -------------------
       Cash paid, including transaction costs of $50,000                                  -            $1,151,519
                                                                          ==================   ===================

          See accompanying notes to consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Cedric Kushner Promotions, Inc. (the "Company") was originally incorporated on February 1, 1996 under the laws of the State of Delaware as Hippo, Inc., as a golf equipment and apparel manufacturer. In January 1998, the Company changed its name to Outlook Sports Technology, Inc. to reflect a greater focus on sports product research and development operations. In 2000, the Company redefined it business mission as an internet technology and e-commerce incubator. In connection with the change in business focus, the Company changed its name to Fusion Fund, Inc.

In December 2000, the Company changed its name to Zenascent, Inc. On February 2, 2001, the Registrant's stock began trading under the symbol "ZENA". From December 2000 through April 30, 2002, the Company was a public shell corporation with nominal assets. On April, 30, 2002, the Company completed a reverse merger with closely-held Cedric Kushner Boxing, Inc. ("CKB"). Upon consummation of the reverse merger, CKB became a wholly-owned subsidiary of the Company, with the Company functioning solely as a holding company. On January 16, 2002, the Company changed its name to Cedric Kushner Promotions, Inc., and the Company's stock began trading under the symbol "CKHP".

The Company, through its subsidiaries, is an integrated boxing promoter and sports entertainment company. The Company's subsidiaries are summarized below:

Cedric Kushner Boxing, Inc.
CKB was incorporated under the laws of the State of Delaware on March 5, 1999. CKB is 100% owned by the Company. CKB functions as a holding company for the following subsidiaries:

Cedric Kushner Promotions, Ltd.
Cedric Kushner Promotions, Ltd. ("CKP"), incorporated as a New York corporation on March 23, 1993, manages the promotion of professional boxing events and professional boxers. It is a party to all contracts with boxers whom we promote. CKP provides event management that includes, among other things, securing venues/sites and coordinating promotions. It also manages boxing operations, including talent acquisition and development, matchmaking, and coordination with sport governing bodies. CKP typically acquires the rights to boxing athletes and packages those rights to television networks, venues, sponsors and other promoters. It has promotional rights to approximately 25 boxing athletes. CKP is 100% owned by CKB. CKP was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003 and is in the process of being reinstated. Accordingly, CKP's business is performed through its sister subsidiaries or parent until its reinstatement.

Cedric Kushner Sports Network, Ltd.
Cedric Kushner Sports Network, Ltd. ("CKSN"), incorporated as a New York corporation on June 4, 1993, is one of the suppliers of boxing talent to television networks, including Home Box Office, Inc. ("HBO"), Showtime Networks Inc. ("Showtime"), ESPN and Eurosport. CKSN is 100% owned by CKB. CKSN was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003 and is in the process of being reinstated. Accordingly, CKSN's business is performed through its sister subsidiaries or parent until its reinstatement.

Big Content, Inc.
Big Content, Inc. ("Big Content"), incorporated as a Delaware corporation on March 22, 2000, manages the creation, distribution (both domestically and internationally), and maintenance of all of our media holdings, including our media library of videotaped boxing events and current original television programming. Big Content is 100% owned by CKB. Additional media holdings managed by Big Content include the following series: Heavyweight Explosion Series ("HWE") and the "World Championship" Series.

ThunderBox, Inc.
ThunderBox, Inc. was incorporated as a Delaware corporation on March 7, 2001. ThunderBox is 80% owned by Big Content. This corporation owns and manages the ThunderBox Series, a program that debuted in October 2000.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cedric Kushner Promotions, Inc. and all of its wholly-owned subsidiaries, including Big Content as of March 15, 2002 (see Note 4). All inter-company accounts and transactions were eliminated in consolidation.

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


Revenue Recognition

Boxing Promotions
Fight revenue - Promotional fight revenue is comprised of box office ticket sales, site fee income, sponsorships and endorsements. Fight revenue is recognized in full on the date of the event.

Television rights and fees - Television rights and fees are comprised of domestic and foreign television rights and fees paid for live boxing events. Television rights and fees are recognized in full at the time of the event.

Media

Advertising - Advertising revenue is recognized when the commercials are aired.

Television rights and fees - Television series are initially produced for broadcast and cable networks, cable networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television products are recognized when the series are available to telecast.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies, continued:

Deferred Finance Costs

Deferred finance costs are carried at cost, less accumulated amortization, and are amortized over the life of the related convertible debt agreements.

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

ThunderBox trademarks and related contractual relationships, along with HWE trademarks and related contractual relationships, represent intangible assets related to the Company's media assets acquired as part of the Big Content acquisition (See Note 4). They are being amortized over their estimated useful lives of 5 to 10 years, utilizing the straight-line method. Video and television libraries acquired through the Big Content acquisition are amortized over their estimated useful lives of 5 years, utilizing the straight-line method.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies, continued:

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $20,000 and $52,000 for the years ended December 31, 2003 and 2002, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 were primarily attributable to net operating loss carry-forwards.

At December 31, 2003 and 2002, the Company had provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, accrued litigation and judgments payable, notes and loans payable and customer advances approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because certain of the underlying instruments are at variable rates, which are repriced frequently. Other portion of long-term debt approximates fair value because the interest rates approximate current market rates for financial instruments with similar maturities and terms. The remaining portion of long-term debt is reported at present value using a discounted rate for present value.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies, continued:

Recently Issued Accounting Pronouncements

In January 2003, as revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 for the first interim or annual period beginning after March 15, 2004. The Company does not expect the adoption of FIN No. 46 to have a significant impact on its consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline those financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatory redeemable security should be classified as a liability on the balance sheet. At December 31, 2003, the Company did not have any instruments that were within the scope of SFAS No. 150.

Stock Options and Warrants and Similar Equity Instruments

At December 31, 2003, the Company has two stock-based employee compensation plans, which are more fully described in Note 14. As permitted under SFAS No. 148, the Company has elected to continue to follow the intrinsic value method of accounting for its stock-based employee compensation arrangements as defined by APB 25 and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB 25.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                                                For The Years Ended
                                                                                      December 31, 2003        December 31, 2002
                                                                                  -------------------------------------------------
Net loss, applicable to common stock, as reported                                          ($9,963,437)              ($11,276,009)

Add: Total stock-based employee compensation
included in net loss, net of related tax effects                                                25,000                    397,500
Deduct: Total stock-based employee compensation expense determined
under fair value-based method for all awards net of related tax effects                       (210,000)                  (831,388)
                                                                                  ---------------------     ----------------------
Pro-forma net loss                                                                        ($10,148,437)              ($11,709,897)
                                                                                  =====================     ======================
Basic and diluted net loss  per share - as reported                                             ($0.93)                    ($1.09)
                                                                                  =====================     ======================
Basic and diluted pro forma net loss per share                                                  ($0.94)                    ($1.14)
                                                                                  =====================     ======================
Pro-forma basic and diluted net loss per share - as reported                                    ($0.20)                    ($0.25)
                                                                                  =====================     ======================
Pro-forma basic and diluted net loss per share
 - as adjusted for SFAS No. 148                                                                 ($0.20)                    ($0.26)
                                                                                  =====================     ======================

The fair value of the options at the date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:
                                                      2003              2002
                                                      ----              ----
          Expected life (years)                        7                 5
          Interest rate                               3.1%               3%
          Annual rate of dividends                      0%               0%
          Volatility                                   70%              50%

The weighted average fair value of the options at the date of grant using the fair value based method during 2003 and 2002 were estimated at $0.42 and $0.67, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Summary of Significant Accounting Policies, continued:

Loss per share

Basic loss per share is computed based by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The common stock issued and outstanding with respect to the pre-merger Zenascent stockholders has been included in these consolidated financial statements since January 1, 2002.

Diluted earnings (loss) per share reflects the amount of earnings available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants. Options, warrants, convertible debt and preferred stock to purchase 11,134,862 and 9,885,028 shares of common stock were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted loss per share due to the options, warrants, convertible debt and preferred stock being antidilutive.

Pro-forma basic and diluted loss per share

The Company had 8,205,692 and 5,695,595 shares of Class A Common Stock to be issued at December 31, 2003 and 2002, respectively, (which will be issued upon amendment of the Company's certificate of incorporation to allow the issuance of the shares). In addition, the Company had 399,752 shares of Series B Convertible Preferred Stock outstanding at December 31, 2003 and 2002 that are each convertible into 50 shares (as amended on September 30, 2002 from a conversion rate of 1 to 100) of the Company's Class A Common Stock at any time at the option of the holders, or automatically upon ratification by the Company's stockholders of an increase in the amount of authorized shares. Since management and the Board of Directors control sufficient votes to approve the increase in the number of authorized shares, the Company has included common shares to be issued and Series B Convertible Preferred Stock in the pro forma basic loss per share calculation for the years ended December 31, 2003 and 2002 from the date the Company was obligated to issue the shares and from January 1, 2002 for the Series B Convertible Preferred Stock. In addition, the Series A Preferred Stock was included in the pro forma basic loss per share calculation for the period from October 16, 2002 (the date of the amendment of certain provisions of the Series A Preferred Stock whereby these shares can be converted into the Company's Class A Common Stock so long as there exists sufficient authorized common stock to effect such conversion - See Note 14). The common stock issued and outstanding with respect to the pre-merger Zenascent stockholders has been included since April 30, 2002, the effective date of the reverse merger. The effect of the recapitalization (See Reverse Merger in Note 4) on the Company's stockholders has been given retroactive application in the pro-forma loss per share calculation

Pro-forma diluted earnings (loss) per share reflects the amount of earnings available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants. Options, warrants, convertible debt and preferred stock to purchase 11,134,862 and 9,885,028 shares of common stock were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of pro-forma diluted loss per share due to the options, warrants, convertible debt and preferred stock being antidilutive.


Note 3. Going Concern

The Company incurred net losses of $9,930,457 and $11,245,015 during the years ended December 31, 2003 and 2002, respectively. In addition, the Company had a working capital deficiency of $10,497,063 and $8,046,137 at December 31, 2003 and 2002, respectively. Furthermore, the Company had a stockholders' deficiency of $12,018,823 and $7,523,417 at December 31, 2003 and 2002, respectively. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Going Concern, continued:

During the year ended December 31, 2003, the Company had successfully obtained external financing through private placements of convertible debt and other short-term borrowings. In 2003, some of this debt has been converted to common stock to be issued of the Company. The Company has taken certain actions to address liquidity in several ways, namely:

During the year ended December 31, 2003, the Company:

     o reduced the number of employees and reduced the compensation paid to management level employees; and

     o continued to explore sources of additional financing to satisfy its current operating requirements.

In addition, the Company has developed a plan to address liquidity in several ways, namely:

     o    Continue to reduce operating costs;

     o Increase revenue by refocusing on existing properties and expanding its revenue base;

     o    Continue to pursue the promotion of premium level boxing events;

     o    Pursue production partnerships and joint ventures;

     o Pursue additional sources of debt and equity financing to satisfy its current operating requirements; and

     o Continue to negotiate with existing debt-holders and related parties, including the Company's President, to convert debt into equity.

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

The allocation of the purchase price of the assets acquired and liabilities assumed based on the fair value as determined with the assistance of an independent appraisal of Big Content was as follows:


     Intangible Asset - Video library                                $1,190,000

     Intangible Asset - Heavyweight Explosion Series                  2,000,000

     Intangible Asset - ThunderBox Series                             2,800,000

     Goodwill                                                         1,062,160

     Other assets                                                        42,500

     Property and equipment                                             164,533

     Prepaid expenses                                                   130,000

     Liabilities                                                       (459,193)
                                                                ----------------
                                                                     $6,930,000
                                                                ================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Business Acquisition and Reverse Merger, continued:

Business Acquisition - Big Content, continued:

The following unaudited pro forma information presents a summary of the results of operations of the Company for the year ended December 31, 2002, assuming the acquisition of Big Content occurred on January 1, 2002:

 Revenues                                                        $15,549,423
                                                             ================
 Net loss applicable to common stock                            ($12,440,270)
                                                             ================
 Basic and diluted net loss per common share                          ($1.21)
                                                             ================
 Basic and diluted weighted average number
  of common shares outstanding                                    10,301,240
                                                             ================
 Pro-forma basic and diluted net loss per common share                ($0.28)
                                                             ================
 Pro-forma basic and diluted weighted average number
   of common shares outstanding                                   44,747,331
                                                             ================

Reverse Merger

On April 30, 2002 the Company consummated its Agreement and Plan of Merger with Zenascent, Inc. ("Zenascent"), CKB, and the stockholders of CKB. Zenascent was previously an inactive public company shell. As a result of this reverse merger, CKB became a wholly-owned subsidiary of the Company. As consideration for the reverse merger, Zenascent issued to CKB's stockholders 399,752 shares of Zenascent's Series B Preferred Stock, initially convertible into approximately 39,975,200 shares of Zenascent's common stock. In addition, as consideration for the reverse merger, Zenascent issued to the former Big Content stockholders 27,923 shares of Zenascent's Series C Preferred Stock, convertible into approximately 2,792,300 shares of Zenascent's common stock along with a warrant to purchase 1,000,000 shares of Zenascent's common stock and entered into a consulting agreement with one of the former Big Content stockholders in exchange for 30 shares of CKB stock. The holders of shares of Series B Preferred Stock and Series C Preferred Stock are entitled to 100 votes per share of Preferred Stock. CKB's stockholders have voting control of Zenascent and, thus, the merger was accounted for as a reverse merger. The acquisition of Zenascent has been recorded based on the fair value of Zenascent's net liabilities, which amounted to approximately $2,794,000. The reverse acquisition was accounted for as a recapitalization. The financial statements are those of CKB and Subsidiaries prior to the date of the merger.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Business Acquisition and Reverse Merger, continued:

Reverse Merger, continued:

The Series C Convertible Redeemable Preferred stockholders, pursuant to an agreement dated May 20, 2003, permanently waived the redemption provisions. The original terms of the Series C Convertible Preferred stock would have required a balance sheet classification outside of the equity section. However, due to the waiving of the redemption provisions prior to the issuance of the consolidated financial statements the Company reflected the Series C Preferred stock as equity at December 31, 2002 similar to the accounting required under SFAS No. 6 "Classification of Short-Term Obligations Expected to be Refinanced".

Costs related to effecting the merger, primarily professional fees, totaled approximately $681,000. Those costs have been expensed for the excess of the costs over the cash acquired as part of the merger.

Note 5. Prepaid Signing Bonuses, Net

During 2003, the Company paid $640,000 in signing bonuses. The Company also incurred a loss of $6,250 during 2003 as a result of the write-off of the remaining unamortized portion of a boxer's prepaid signing bonus.

During 2003, the Company sold its exclusive promotional agreement ("EPA") with boxer, Anthony Thompson, for $140,000. The agreement was sold with the consent of the boxer. The Company recognized a net gain on the sale in the amount of $107,277. The Company no longer has any contractual relationship with the boxer.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment analysis was performed in December 2003 of the Company's prepaid signing bonus. The fair value of this asset was determined by calculating its undiscounted, estimated future operating cash flow and comparing it to the carrying amount of the asset. This testing resulted in the determination that the carrying amount of the Company's prepaid signing bonus at December 31, 2003 exceeded the amount that can be recovered from future, undiscounted cash flows. Accordingly, the Company recorded impairment charges of $108,333 on its prepaid signing bonus in the fourth quarter of 2003.

In addition, during the year ended December 31, 2003, the Company recorded impairment charges of $194,000 against its deferred signing bonus carried under stockholders' deficiency.

Prepaid signing bonuses, net, consisted of the following at December 31, 2003:



                                                 Contract Period
                                                 ---------------
Prepaid signing bonuses            $660,000       2-3 years Less:
 Impairment loss recognized        (108,333)
 Accumulated amortization          (193,333)
                                   ---------
Prepaid signing bonuses, net       $358,334
                                   =========


Amortization expense, which includes the amortization of both prepaid and deferred signing bonuses, for 2003 and 2002 was $608,421 and $59,979, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property And Equipment, Net

Property and equipment, net, consisted of the following at December 31, 2003:


                                             Life
                                            --------
Office equipment                  $23,291   5-7 years
Furniture and fixtures             49,705   5-7 years
Automobile                         51,726     5 years
Set and ring costs                 27,514     5 years
Website development costs           5,000     3 years
                                 ---------
                                  157,236
Less accumulated depreciation
 and amortization                 137,742
                                 ---------
Property and equipment, net       $19,494
                                 =========


Depreciation and amortization expense of property and equipment was $40,123 and $49,791 for the years ended December 31, 2003 and 2002, respectively.

The Company recognized $30,835 and $247,705 as losses on its dispositions of property and equipment for the years ended December 31, 2003 and 2002, respectively.


Note 7.  Goodwill

As a result of the significant losses incurred by the Company since the date of the acquisition of Big Content, an impairment analysis was performed in 2002 of the Company's goodwill in accordance with SFAS No. 142. The fair value of the media assets was determined by calculating the present value of estimated future operating cash flows. This testing resulted in the determination that the carrying amount of the Company's goodwill at December 31, 2002, related to its acquisition of Big Content exceeded its fair value. As a result, the Company recorded impairment charges of $1,104,660 on its goodwill. The impairment relates entirely to the Media segment.

Changes in the carrying amount of goodwill consisted of the following during the year ended December 31, 2002:

                                                                                            Impairment
                                                     Balance,                                 loss         Balance as of
                                                     January 1           Acquired in       recognized in    Decmber 31,
 Goodwill                                             2002                  2002              2002              2002
-----------------------------------------------------------------------------------------------------------------------------
 Goodwill related to acquisition of Big Content                             $1,062,160       ($1,062,160)          -
 Other                                                      $42,500                              (42,500)          -
                                                    ----------------   ----------------   ---------------   -----------------
                                                            $42,500         $1,062,160       ($1,104,660)        $ -
                                                    ================   ================   ===============   =================

Note 8.   Intangible Assets, Net

As a result of the significant losses incurred by the Company since the date of the acquisition of Big Content, an impairment analysis was performed in 2002 of the Company's intangible assets in accordance with SFAS No. 144. The fair value of the media assets was determined by calculating the present value of estimated future operating cash flows. This testing resulted in the determination that the carrying amount of the Company's intangible assets at December 31, 2002 exceeded its fair value. Accordingly, the Company recorded impairment charges of $1,818,000 on its intangible assets in the fourth quarter of 2002.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Intangible Assets, Net, continued:

On March 10, 2003, CKP entered into an agreement with America Presents Boxing LLC ("APB") whereby APB sold, transferred and assigned to CKP all right, title and interest in and to APB's library (the "Library") of professional boxing matches and promotional rights (the "Promotional Rights," and together with the Library, the "APB Assets") in certain boxers. The purchase price for the APB Assets was $250,000 (the Fixed Amount") (subject to a price reduction if APB is not able to provide supporting documentation for a minimum number of programming hours of the Library) to be paid in equal monthly installments of $4,167 as well as an additional payment of $250,000 (the "Contingent Amount"), contingent upon the aggregate gross purse amounts of boxer, David Tua, who was (and still is) under contractual arrangement with the Company. CKP also agreed to pay a certain percentage of the net proceeds derived from the Promotional Rights to reduce the balance of the Fixed Amount (also See Note 10). The Company's video library was encumbered by a security agreement as part of a forbearance agreement entered into in March 2004.

Big Content has granted a first priority security interest in certain intellectual media assets to Livingston Investments, LLC and certain of its affiliates as collateral for our payment obligations under various agreements (See Note 10). If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

In accordance with SFAS No. 144, an impairment analysis was performed in December 2003 on the Company's intangible assets. The fair value of the media assets was determined by calculating the present value of estimated future operating cash flows. This testing resulted in the determination that the carrying amount of the Company's intangible assets at December 31, 2003 exceeded its fair value. Accordingly, the Company recorded impairment charges of $1,923,368 on its intangible assets in the fourth quarter of 2003.

The changes in the carrying amount of intangible assets during the year ended December 31, 2002 were as follows:

                                                    Balance                          Balance    12/31/02      Net
                                        Estimated    as of    Acquired   Impairment   as of    Accumulate   Book Value
                                       Useful Life 12/31/01   in 2002   in 2002    12/31/02    Amorizatio   At 12/31/02
                                       ---------------------------------------------------------------------------------
 Acquired video library                  5 Years      $ -  $1,190,000        $ -  $1,190,000  ($189,748)   $1,000,252
 ThunderBox Trademarks
 and contractual relationships          10 Years        -   2,800,000 (1,577,000)  1,223,000   (223,233)      999,767
 HWE Trademarks
 and contractual relationships          10 Years        -   2,000,000   (241,000)  1,759,000   (159,452)    1,599,548
 Acquired European
 Media Rights                            7 Years        -      40,000          -      40,000          -        40,000
 Other                                    1 Year   20,000           -          -      20,000    (20,000)            -
                                        --------------------------------------------------------------------------------
                     Total                        $20,000  $6,030,000($1,818,000) $4,232,000  ($592,433)   $3,639,567
                                        ================================================================================

The changes in the carrying amount of intangible assets during the year ended December 31, 2003 were as follows:

                                                         Balance                          Balance    12/31/03     Net
                                             Estimated    as of    Acquired   Impairment   as of     AccumulateBook Value
                                             Useful Life 12/31/02   in 2003   in 2003    12/31/03    AmorizatioAt 12/31/03
                                             -----------------------------------------------------------------------------
Acquired video library                        5 Years $1,190,000       $ -   ($302,000)   $888,000   ($428,000)  $ 460,000
ThunderBox Trademarks and
contractual relationships                    10 Years  1,223,000         -    (877,700)    345,300    (345,300)          -
HWE Trademarks and
contractual relationships                    10 Years  1,759,000         -    (743,668)  1,015,332    (335,332)    680,000
Acquired European
Media Rights                                  7 Years     40,000    30,000           -      70,000      (7,858)     62,142
Acquired America                             10 Years          -   250,000           -     250,000     (20,833)    229,167
Presents Library                                    -     20,000         -           -      20,000     (20,000)          -
Other                                        -----------------------------------------------------------------------------
                           Total                      $4,232,000  $280,000 ($1,923,368) $2,588,632 ($1,157,323) $1,431,309
                                             =============================================================================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Intangible Assets, Net, continued:

Amortization expense of intangible assets was $564,891 and $632,909 for the years ended December 31, 2003 and 2002, respectively. The weighted average amortization period for intangible assets is 7.3 years at December 31, 2003.

Amortization expense expected over the next five years for those intangible assets in which we experienced an impairment loss in 2003 is based on their net book values at December 31, 2003 over their estimated remaining useful lives. For the other intangible assets, amortization expense is based on their costs at acquisition over their estimated useful lives. Amortization expense expected over the next five years is as follows:

                                  Estimated
 Amoritzation expense             Remaining
 of Intangible Assets             Life (years)    2004       2005       2006       2007       2008
-----------------------------------------------------------------------------------------------------
 Acquired video library              3         $ 153,333  $ 153,333  $ 153,334        $ -        $ -
 HWE Trademarks
 and contractual
 relationships                       8            85,000     85,000     85,000     85,000     85,000
 Acquired European
   Media Rights                      7            10,000     10,000     10,000     10,000     10,000
 Acquired America
   Presents Library                 10            25,000     25,000     25,000     25,000     25,000
                                               ------------------------------------------------------
                                               $ 273,333  $ 273,333  $ 273,334  $ 120,000  $ 120,000
                                               ======================================================

Note 9. Segment Data

The Company has two reportable segments: boxing promotions and media. The boxing promotions segment, which are primarily the CKP and CKSN subsidiaries, produces and syndicates championship boxing events for distribution worldwide. The media segment, consisting primarily of the Big Content subsidiary and its ThunderBox subsidiary, manages the creation, distribution (domestically and internationally), and maintenance of all media holdings, including the Company's media library of videotaped boxing events and current original television programming.

The Company's reportable segments are strategic business units that offer different outputs. The following table presents information about the Company's business segments as of and for the year ended December 31, 2003:

                                                              Boxing promotions      Media              Total
                                                             ----------------------------------- --------------------
Net revenue from external customers                               $ 1,448,506       $   901,621          $ 2,350,127
Operating loss                                                    $ 5,481,179       $ 2,699,685          $ 8,180,864
Amortization of signing bonuses                                   $   608,421       $         -          $   608,421
Amortization of intangible assets                                 $         -       $   564,891          $   564,891
Depreciation and amortization of property and equipment           $    26,882       $    13,241          $    40,123
Compensatory element of stock and warrant issuances               $ 1,102,618       $   543,081          $ 1,645,699
  for selling, general and administrative expenses
Loss on impairment of intangible assets                           $         -       $ 1,923,368          $ 1,923,368
Loss on impairment of signing bonuses                             $   302,333       $         -          $   302,333
Interest expense - other                                          $   382,992       $   188,638          $   571,630
Interest expense - related parties                                $   181,283       $    89,289          $   270,572

Total identifiable assets                                         $   391,455       $ 1,563,925          $ 1,955,380
Capital expenditures for property and equipment                   $         -       $         -          $         -
Capital expenditures for intangible assets                        $         -       $   280,000          $   280,000

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Segment Data, continued:

The following table presents information about the Company's business segments as of and for the year ended December 31, 2002:

                                                              Boxing promotions     Media               Total
                                                             ----------------------------------- --------------------
Net revenue from external customers                               $13,678,363       $ 1,817,670         $ 15,496,033
Operating loss                                                    $ 3,760,277       $ 4,634,972         $  8,395,249
Amortization of signing bonuses                                   $    59,979       $         -         $     59,979
Amortization of intangible assets                                 $         -       $   632,909         $    632,909
Depreciation and amortization of                                  $         -       $    49,791         $     49,791
   property and equipment
Compensatory element of stock and warrant issuances               $ 1,592,772       $         -         $  1,592,772
  for selling, general and administrative expenses
Loss on impairment of intangible assets                           $         -       $ 1,818,000         $  1,818,000
Loss on impairment of goodwill                                    $         -       $ 1,104,660         $  1,104,660
Interest expense - other                                          $   455,201       $   795,674         $  1,250,875
Interest expense - related parties                                $   118,150       $   144,610         $    262,760
Interest income                                                   $    11,285       $         -         $     11,285

Total identifiable assets                                         $   164,270       $ 3,699,275         $  3,863,545
Capital expenditures for property and equipment                   $    11,665       $         -         $     11,665
Capital expenditures for intangible assets                        $         -       $    40,000         $     40,000

Foreign revenue disclosure
The Company had revenues from foreign sources in the amounts of approximately $515,000 and $1,562,000 for the years ended December 31, 2003 and 2002, respectively. This foreign source revenue accounted for 21.9% and 10.1% of total revenues for the years ended December 31, 2003 and 2002, respectively. Foreign source revenue is determined by the country in which the fight was broadcast.

Reconciliation of reportable segment operating loss to consolidated net loss A reconciliation of reportable segment operating loss to the Company's consolidated net loss for the years ended December 31 2003 and 2002 is as follows:

                                                                                         For The Years Ended
                                                                                         Ended December 31,
                                                                               --------------------------------------
                                                                                     2003               2002
                                                                               ----------------- --------------------
Operating loss                                                                      ($8,180,863)         ($8,395,249)
   Other income                                                                         105,031               17,040
   Gain on sale of boxing promotional agreement                                         107,277                    -
   Gain on litigation settlement                                                          7,261
   Interest expense - other                                                            (571,630)          (1,250,875)
   Interest expense - related parties                                                  (270,572)            (262,760)
   Loss on disposition of property and equipment                                        (30,835)            (247,705)
   Loss on disposition of intangible assets                                              (6,250)                   -
   Financing costs paid in stocks and warrants                                       (1,061,913)          (1,091,751)
   Amortization of deferred finance costs                                               (27,963)
   Interest income                                                                            -               11,285
   Other expense                                                                              -              (25,000)
                                                                               ----------------- --------------------
     Net loss                                                                       ($9,930,457)        ($11,245,015)
                                                                               ================= ====================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Notes And Loans Payable

The Company's notes and loans payable consisted of the following as of December 31, 2003:

The Company had a $200,000 credit line through a bank. During 2001, the line of credit expired and the bank converted the outstanding amount to a note payable. The note was payable in 36 monthly principal payments of $5,549, plus 6% interest per annum. The note was secured by assets of the Company and personally guaranteed by certain stockholders of the Company. Furthermore, the President of the Company was required to subordinate $578,735 of his loans to the Company in connection with this note. The balance on this obligation at December 31, 2003 amounted to $93,507, which is categorized as accrued litigation and judgments payable in the Company's consolidated financial statements. On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum.

On March 15, 2002, the Company acquired all of the outstanding stock of Big Content (See Note 4). As part of the consideration for the acquisition, the Company issued a promissory note for $1,000,000 to the sellers. The note bears interest at 10% per annum with interest payable monthly, beginning April 1, 2002. The note will mature on March 14, 2012. The balance on this note at December 31, 2003 amounted to $1,000,000.

Note payable in connection with the judgment against the Company by Zomba Recording Corporation (See Note 18). The note is secured by assets of the Company, an apartment owned by the President of the Company, and a personal guarantee by the President of the Company. Principal is payable monthly at $25,000 per month plus interest at the prime rate as reported by the bank on the first day of each calendar quarter, which averaged approximately 5.5% per annum for the years ended December 31, 2003 and 2002. The Company is in default of this note which matured on August 31, 2003. The balance on this note at December 31, 2003 amounted to $266,874 and is reported as current notes payable..

Note payable in connection with the settlement of Buster Mathis, Jr. v. Cedric Kushner et al. (See Note 18). The original principal amount of the note was $550,000 with interest at a rate of 2.9% per annum. As explained in Note 18, the Company made certain payments to Mathis, but defaulted on its agreement with Mathis in September 2003. On March 24, 2004, the Company and Mathis entered into an amicable settlement arrangement whereby Mathis agreed to release the Company from all liabilities and obligations including but not limited to those obligations arising from the settlement agreement, entered into effective as of April 18, 2003, and the judgment obtained by Mathis in regards to a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York. In exchange, the Company agreed to hire Mathis in a consulting capacity for a term of 3 years. As compensation for services rendered, the Company has agreed to pay Mathis $363,000 in full by July 15, 2004, resulting in the Company recognizing an additional amount of $105,756 in settlement expense for the year ended December 31, 2003. Additionally, the Company agreed that if Mathis shall not have received the full compensation of $363,000 by July 15, 2004, then the Company shall pay Mathis additional compensation of $3,500 per month for each month that the sum of $363,000 (exclusive of the additional compensation) has not been paid. At the sole option of the Company, in lieu of payments, the Company may tender Mathis freely tradable shares of common stock of the Company registered pursuant to a Form S-8 that the Company intends to file, although there is no assurance that this will occur. At its sole and exclusive option, the Company may elect to accelerate the payment schedule.

Note payable in connection with the settlement of Shane D. Mosley, Sr. v. Cedric Kushner Promotions, Ltd. (See Note 18). The original principal amount of the note was $660,359 with interest at a rate of 10% per annum. The note was originally due on February 28, 2003, and the Company was in default. The balance on this note at December 31, 2003 amounted to $560,359. On May 6, 2004 the Company and Mosley agreed to settlement of the outstanding dispute. Pursuant to the agreement the Company agreed to pay Mosley an additional $50,000 in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment. The Company agreed to use its best efforts to cause its stockholders to increase the number of authorized common stock outstanding on or before August 1, 2004. Mosley and the Company shall then enter into a settlement agreement whereas the Company shall issue to Mosley the Company's common stock equal to the outstanding amount of $510,705 divided by the lesser of a 10% discount of the average closing bid price for the 60 day trading period prior to the date of such issuance; or a 10% discount of the price on the day of such issuance. The parties then agree to have a fairness hearing whereby the final settlement agreement will be brought before a court to determine whether the settlement is fair and reasonable and finally issuing an exemption from registration of the settlement shares.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Notes and Loans Payable, continued:

Note payable in the original principal amount of $50,000 with interest at a rate of 10% per annum. The note matured on March 6, 2004 when principal and unpaid interest became due. The note was repaid on April 4, 2004.

Note payable in the original principal amount of $50,000 with interest at a rate of 10% per annum. The note matures on June 1, 2004 when principal and unpaid interest becomes due. The balance on this note at December 31, 2003 amounted to $50,000.

Note payable in the original principal amount of $75,000 with interest at a rate of 6.5% per annum. The note matured on October 30, 2002 when principal and unpaid interest became due. The note is currently in default. An automobile owned by the President of the Company secures the note. The balance on this note at December 31, 2003 amounted to $75,000.

Note payable in the principal amount of $25,000 with interest at a rate of 2.9% per annum. The note matured on March 20, 2004 when principal and unpaid interest became due. The balance on this note at December 31, 2003 amounted to $25,000. The note was repaid on February 17, 2004.

Note payable in the original principal amount of $95,000 with interest at a rate of 10% per annum. The note matured on August 15, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $95,000.

Note payable in the original principal amount of $100,000 with interest at a rate of 12% per annum. The note matured on April 20, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $78,500.

Note payable in the original principal amount of $35,000 with interest at a rate of 12% per annum. The note matured on May 31, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $6,500.

Note payable in the original principal amount of $10,000 with interest at a rate of 12% per annum. The note matured on May 31, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $10,000.

Note payable in the original principal amount of $50,000 with interest at a rate of 12% per annum. The note matured on March 31, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $37,000.

Note payable in the original principal amount of $200,000 with interest at a rate of 12% per annum. The note matured on August 1, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $200,000.

Note payable in the original principal amount of $130,000 with interest at a rate of 10% per annum. The note matures on June 1, 2004 when principal and unpaid interest becomes due. The balance on this note at December 31, 2003 amounted to $130,000.

Note payable in the original principal amount of $35,000 with interest at a rate of 12% per annum. The note matured on December 31, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $35,000.

Note payable in the original principal amount of $40,000 with interest at a rate of 12% per annum. The note matured on December 31, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $40,000.

Note payable in the original principal amount of $25,000 with interest at a rate of 15% per annum. The note matured on December 3, 2002 when principal and unpaid interest became due. The balance on this note at December 31, 2003 amounted to $25,000. The note was repaid on February 4, 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Notes And Loans Payable, continued:

Note payable in the original principal amount of $25,000 with interest at a rate of 10% per annum. The note matured on June 30, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $7,500.

Notes payable in the original principal amount of $25,000 and $35,000 with interest at a rate of 23% per annum. In connection with the $35,000 note, the Company issued warrants to purchase 10,000 shares of the Company's common stock, at 1.00 per share with a term of 3 years. The notes were payable on demand and are currently in default. The balance on these notes at December 31, 2003 amounted to $60,000.

Note payable in the original principal amount of $50,000 with interest at a rate of 10% per annum. The note matured on June 16, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $50,000.

Note payable in the original principal amount of $80,000 with interest at a rate of 12% per annum. The note matured on June 30, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $80,000.

Note payable in the original principal amount of $40,000 with interest at a revised rate of 12% per annum. The note matured on March 5, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $40,000.

Note payable in the original principal amount of $150,000 with interest at a rate of 10% per annum. The note matured on August 1, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $150,000.

Note payable in the original principal amount of $10,000 with interest at a rate of 10% per annum. The note is payable on demand. The balance on this note at December 31, 2003 amounted to $10,000.

Note payable in the original principal amount of $150,000 with interest at a revised rate of 10% per annum. The note matured on December 19, 2002 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $150,000.


Note payable in the original principal amount of $125,000 with interest at a revised rate of 10% per annum. The note matured on December 19, 2002 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $125,000.

On March 10, 2003, CKP entered into an agreement with America Presents Boxing LLC ("APB") whereby APB sold, transferred and assigned to CKP all right, title and interest in and to APB's library (the "Library") of professional boxing contests and promotional rights (the "Promotional Rights," and together with the Library, the "APB Assets") in certain boxers. The purchase price for the APB Assets was $250,000 (the Fixed Amount") (subject to a price reduction if APB was not able to provide supporting documentation for a minimum number of programming hours of the Library) to be paid in equal monthly installments of $4,167 as well as an additional payment of $250,000, contingent upon the aggregate gross purse amounts of David Tua. CKP also agreed to pay a certain percentage of the net proceeds derived from the Promotional Rights to reduce the balance of the Fixed Amount. On September 1, 2003, the Company entered into a promissory note for the Fixed Amount with a third party (Note-holder) whom had been transferred the rights through a separate agreement with APB. As of December 31, 2003, the note was in default. The balance on this note at December 31, 2003 amounted to $250,000. On January 8, 2004, APB commenced arbitration against the Company in which it was alleged that the Company defaulted upon the terms of the $250,000 note dated September 1, 2003. On March 30, 2004, this matter was settled pursuant to which Note-holder and the Company entered into a Forbearance Agreement pursuant to which the outstanding balance due under the note was restructured pursuant to a payout schedule. The note-holder was given additional security in the Company's video library for the debt, and the arbitration was dismissed without prejudice.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Notes and Loans Payable, continued

Notes Payable in connection with warrant issuances
Several notes payable to a single investor in the original principal amounts totaling $520,000 payable with interest at a rate of 10% per annum. The notes matured on various dates between August 15, 2003 and January 5, 2004 when principal and unpaid interest became due. The notes are currently in default. The total balance on these notes at December 31, 2003 amounted to $425,000. In connection with these notes the Company issued warrants to purchase a total of 1,040,000 shares of the Company's common stock, at an exercise price of $0.10 per share. The warrants, which are exercisable over a five-year period, will expire at various dates from May 27, 2008 to October 5, 2008. The fair value of the warrants was estimated at an average of $0.43 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $444,000.

Note payable in the original principal amount of $76,000 with interest at a rate of 10% per annum. The note matured on June 14, 2003 when principal and unpaid interest became due. The note was repaid on January 13, 2004. In connection with this note the Company issued warrants to purchase 38,000 shares of the Company's common stock, at an exercise price of $0.50 per share with a term of 5 years. The balance on this note at December 31, 2003 amounted to $76,000. The fair value of the warrants was estimated at an average price of $0.73 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to approximately $28,000.

Note payable in the original principal amount of $38,000 with interest at a rate of 10% per annum. The note matured on June 21, 2003 when principal and unpaid interest became due. The note was repaid on January 13, 2004. In connection with this note the Company issued warrants to purchase 19,000 shares of the Company's common stock, at an exercise price of $0.50 per share with a term of 5 years. The balance on this note at December 31, 2003 amounted to $38,000. The fair value of the warrants was estimated at an average price of $0.73 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to approximately $14,000.

Notes Payable in connection with common stock issuances
Note payable in the original principal amount of $50,000 with interest at a rate of 12% per annum. The note matured on January 23, 2004 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $50,000. In connection with the note, the Company agreed to issue 50,000 shares of Class A Common Stock in connection with the note. The fair value of the shares was $0.50 per share on the date of issuance or a total value of $25,000. Financing costs, related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $25,000.

Note payable in the original principal amount of $20,000 with interest at a rate of 10% per annum. The note matured on December 24, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $20,000. In connection with the note, the Company agreed to issue 20,000 shares of Class A Common Stock in connection with the note. The fair value of the shares was $0.75 per share on the date of issuance or a total value of $15,000. Financing costs, related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $15,000.

Note payable in the original principal amount of $150,000 with interest at a rate of 12% per annum. The note matured on May 3, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $55,000. In connection with the note, the Company agreed to issue 150,000 shares of Class A Common Stock in connection with the note. The fair value of the shares was $0.60 per share on the date of issuance or a total value of $90,000. Financing costs, related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $90,000.

Note payable in the original principal amount of $25,000 with interest at a rate of 12% per annum. The note matured on January 23, 2004 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2003 amounted to $25,000. In connection with the note, the Company agreed to issue 25,000 shares of Class A Common Stock in connection with the note. The fair value of the shares was $0.50 per share on the date of issuance or a total value of $12,500. Financing costs, related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $12,500.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Notes and Loans Payable, continued:

Line of credit
The Company had a line of credit with a bank on which it defaulted. Interest was payable at an interest rate of 8.5% per annum. The credit line was secured by accounts receivable, the Company's contracts with boxers and personally guaranteed by the Company's President and Executive Vice President, which included a lien against real estate owned by the President of the Company. Pursuant to an agreement with the bank dated February 20, 2003 the Company paid down the balance by $231,665 and agreed to a payment schedule for the remaining balance of $48,172. The Company repaid the remaining balance in full during third quarter 2003.

The Company is in default of several notes and loans payable in the aggregate amount of approximately $2,370,000. The Company hopes to remedy these defaults through additional borrowings, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations.

Scheduled maturities of notes and loans payable at December 31, 2003 are as follows:

                   Year Ending December 31,
                           2004                                     $3,081,734
                           2005                                         48,000
                           2006                                         48,000
                           2007                                         48,000
                           2008                                         48,000
                        Thereafter                                   1,022,000
                                                           --------------------
               Total notes and loans payable                         4,295,734
                  Less: current portion                              3,081,734
                                                           --------------------
       Notes and loans payable, less current portion                $1,214,000
                                                           ====================

Note 11. Notes Payable - Stockholders

Notes payable - stockholders consisted of the following at December 31, 2003:

Note payable to stockholder in connection with consulting agreement for Big Content in the original amount $2,600,000 (see Note 4) payable in weekly installments of $5,000 over ten years without interest. The total remaining amount owing as of December 31, 2003 was $2,142,700. In accordance with the guidance in paragraph 37(k) of SFAS 141, this liability was recorded at present value of $1,316,616, as of December 31, 2003, utilizing appropriate current imputed interest rates. The Company determined that an appropriate imputed interest rate was 15% per annum. The amount of interest imputed for the years ended December 31, 2003 and 2002 were $200,529 and $157,788, respectively. At December 31, 2003, the accrued imputed interest added to the present value of the note due stockholder was $43,529. Our subsidiary, Big Content, has granted a first priority security interest in certain intellectual media assets to this note holder and certain of its affiliates as collateral for our payment obligations under various agreements. If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

Note payable due to the President of the Company dated September 16, 2002, bearing interest at 7 % per annum. Interest and principal on this note is due in full on September 15, 2005. Interest expense of $17,710 and $4,428 was recorded on the note in 2003 and 2002, respectively, and accrued interest at December 31, 2003 amounted to $22,138. The balance on this note as of December 31, 2003 was $253,000.

Note payable due to the President of the Company dated October 25, 2002, bearing interest at 7% per annum. Interest expense of $30,999 and $7,750 was recorded on the note in 2003 and 2002, respectively, and accrued interest at December 31, 2003 amounted to $38.749. Interest and principal on this note is due in full on October 24, 2005. The balance on this note as of December 31, 2003 was $442,857.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Notes Payable - Stockholders, continued:

Note payable due to the President of the Company dated November 21, 2002, bearing interest at 7% per annum. Interest and principal on this note is due in full on November 20, 2005. Interest expense of $6,650 and $1,663 was recorded on the note in 2003 and 2002, respectively, and accrued interest at December 31, 2003 amounted to $8,313. The balance on this note as of December 31, 2003 was $95,000.

Note payable due to the President of the Company dated December 2, 2002, bearing interest at 7% per annum. Interest and principal on this note is due in full on December 1, 2005. Interest expense of $13,230 and $1,103 was recorded on the note in 2003 and 2002, respectively, and accrued interest amounted to $14,333 at December 31, 2003. The balance on this note as of December 31, 2003 was $189,000.

Note payable due to the President of the Company dated June 7, 2003, bearing interest at 7% per annum. Interest and principal on this note is due in full on September 15, 2005. Interest expense of $441 was recorded in 2003 and accrued interest at December 31, 2003 amounted to $441. The balance on this note as of December 31, 2003 was $12,500.

Note payable due to an officer of the Company, dated December 20, 2002, in the amount of $100,000 and bearing interest at 7% per annum. Interest and principal on this note were due in full on December 31, 2002. The balance on this note was $100,000 on October 21, 2003 when it was transferred in full to another stockholder of the Company. On October 21, 2003, the Company issued to the stockholder a note payable in the amount of $220,000, bearing interest at 8% per annum. This note represents the sum of the $100,000 note transferred from the officer of the Company and $120,000 in accrued expenses due the stockholder. Interest and principal on this note were due in full on October 21, 2003. The note is currently in default and, pursuant to its terms, now bears interest at 18% per annum. Interest expense was recorded in 2003 and accrued interest at December 31, 2003 amounted to $7,595. The balance on this note as of December 31, 2003 was $220,000.

Scheduled maturities of notes payable - stockholders at December 31, 2003 are as follows:

                    Year Ending December 31,
                            2004                                      $372,659
                            2005                                     1,086,094
                            2006                                       108,883
                            2007                                       126,477
                            2008                                       149,960
                         Thereafter                                    684,900
                                                           --------------------
             Total notes payable - stockholders                     $2,528,973
                   Less: current portion                               372,659
                                                           --------------------
      Note payable - stockholders, less current portion             $2,156,314

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12. Convertible Debt

During the period from March 2002 through June 2002, the Company raised $895,500 through the issuance of convertible notes. The notes bear interest at a rate 10% per annum, compounded annually, and shall be due on or before the earlier of either June 30, 2003 or an "event of default" as defined in the notes. Upon the closing of any private placement, the notes will automatically be converted into shares of common stock at a conversion price equal to $1.00 per share. Each note holder also received 1 warrant for each 2 dollars they loaned to the Company for a total of 427,750 warrants. The warrants are convertible into the Company's Class A common stock at an exercise price of $.50 with a 5-year term.

The Company recorded a deferred debt discount in the amount of $895,500 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants was calculated and recorded as a further reduction to the carrying amount and as addition to paid-in capital. During 2002, the Company converted $40,000 in convertible debt into 40,811 shares of Class A Common Stock to be issued.

The Company amortized the discount over the term of the debt. Amortization of the debt discount for the year ended December 31, 2002 was $506,509, and this amortization was recorded as financing costs paid in stocks and warrants for the value of the warrants and interest expense for the value of the beneficial conversion feature. During 2003, the Company converted the remaining $855,500 in convertible debt into 959,630 shares of Class A Common Stock to be issued. The Company also amortized in full, in 2003, the unamortized 2002 debt discount balance of $348,991.

During 2002, the Company amortized debt discount of $522,657 for the value of warrants and a beneficial conversion feature that related to $595,000 of convertible debt from 2001. The Company repaid $150,000 of this convertible debt during 2002. The remaining $445,000 of convertible debt was converted to common stock to be issued.

During 2002, the Company also assumed $525,000 of convertible debt along with 262,500 warrants in connection with the reverse merger with Zenascent. The warrants have an exercise price of $0.50 per share and have a five year term with piggy-back registration rights. The convertible debt of $525,000 along with $18,397 of related accrued interest was converted into 569,028 shares of the Company's Class A common stock in 2002.

From December 3, 2003 to December 18, 2003, the Company entered into note and warrant agreements with various third parties for a combined total of $240,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. These notes, which matured between May 1, 2004 and May 16, 2004, are currently in default. The outstanding balance, net of unamortized debt discount of $61,580 as of December 31, 2003 was $178,420. Financing costs, related to the amortization of the beneficial conversion feature for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $10,045.

 In connection with the convertible notes, the Company issued 120,000 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants, which are exercisable over a five-year period, will expire at various dates from December 2, 2008 to December 17, 2008. The fair value of the warrants of $37,200 was estimated at an average price of $0.31 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $5,048.

The Company recorded a deferred debt discount in the amount of $71,625 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Due to Stockholders/Officers

In addition to the notes payable to the Company's President, the Company has unsecured non-interest bearing advances payable to the Company's President and Vice President. At December 31, 2003, the balance owed to the Company's President was $636,554 and its Vice President was $97,281.


Note 14. Stockholders' Deficiency

Common Stock

The Company has two classes of common stock authorized as of December 31, 2003.

Class A

The Company is in the process of amending its certificate of incorporation to increase the authorized number of Class A Common Stock to 100,000,000 in order to have shares available for shares committed under stock option plans, warrants, common stock to be issued, convertible debt and convertible preferred stock and stock to be issued in the future under a consulting agreement.

A summary of shares required to be available as of December 31, 2003 is as follows:

                                      Number of Shares of Class A
                                         Common Stock Required
                                            to be Available
                                   --------------------------------
Common stock issued                                     10,768,991
Stock option plans                                         308,666
Warrants                                                 8,033,986
Common stock to be issued                                8,205,692
Convertible debt                                           535,096 *
Preferred stock - Series A                               1,175,000
Preferred stock - Series B                              19,987,569
Preferred stock - Series C                               2,792,210
                                   --------------------------------
              Total                                     51,807,210
                                   ================================

                      * Calculated as of December 31, 2003

The Company issued its Class A Common Stock during the year ended December 31, 2003 and December 31, 2002 as follows:

On April 30, 2002, 10,009,047 shares were issued in connection with the reverse merger transaction with Zenascent (See Note 4).

In May 2002, a former officer of the Company completed a cashless exercise of 30,000 options and was issued 21,356 shares of the Company's Class A Common Stock.

On May 13, 2002 the Company entered into agreements with Investor Relation Services, Inc, and Summit Trading Limited (collectively the "Consultants") whereby the Consultants would provide certain investor and public relations services. The agreement was to have been effective for the period from May 13, 2002 through May 12, 2005. As compensation for the services to be provided, the Company was to issue the Consultants 2,631,580 shares of Class A Common Stock of the Company (See Note 18). On May 5, 2004 the Company entered into a settlement agreement with the Consultants. Pursuant to the terms of the agreement the Company shall distribute the pending Proxy Statement to the stockholders of the Company for a vote within 60 days after receiving approval by the Securities Exchange Commission. Subject to such approval the Company shall then issue to the Consultants 2,500,000 shares of common stock of the Company. The amortization expense of $1,024,959 and $674,342 has been reflected as compensatory element of stock issuances of selling, general and administrative expenses in the Company's consolidated statement of operations for the years ended December 31, 2003 and 2002, respectively. Additionally, the Company recognized a non-cash expense of $1,375,699 in litigation settlement expense, pursuant to a settlement agreement reached with the Consultants. However, if the Company is unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders' Deficiency, continued:

Common Stock, continued:

On July 2, 2002, the Company and an investor group finalized a settlement related to Big Content (See Note 4). The Company and the investor group agreed to create a limited liability company with the assets associated with ThunderBox and for the investor group to acquire a 17% interest in a limited liability company that has not yet been created. The Company continues to own 100% of the assets associated with ThunderBox. The agreement also entitles the investor group to receive 40% of the initial $250,000 of distributions made (if any) by the Company. The Company has an option to repurchase the 17% of the limited liability company from the investor group for a price determined in accordance with certain terms in the agreement. The Company also agreed to issue 300,000 shares of the Company's common stock to the investor group as additional settlement, comprised of an initial issuance of 30,000 shares upon execution of the settlement agreement, plus 33,750 shares over each of the next eight fiscal quarters starting September 30, 2002. The Company has recorded the fair value of the Company's common stock on the date of the agreement for prior services rendered, which amounted to $300,000, as compensatory element of stock issuances for selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2002 and common stock to be issued in the accompanying consolidated balance sheet.

On August 12, 2002, the Company issued 40,811 shares of the Company's Class A Common Stock in connection with the conversion of $40,000 of the Company's debt; pursuant to convertible promissory note with a third party individual dated May 28, 2002.

On September 6, 2002, the Company issued 10,000 shares of its common stock valued at $10,000 in payment of interest on past due notes for the year ended December 31, 2002.

During September 2002, the Company entered into three stock purchase agreements for the sale of 169,000 shares of the Company's Class A Common Stock for a price of $0.75 per share. The Company received the proceeds from the sale during October 2002 of $114,300 (which was net of commissions on the sale of approximately $12,500) and has recorded the amount as common stock to be issued.

On September 9, 2002, the Company entered into a two year consulting agreement with an independent consultant to provide consulting services on general business matters. As compensation for these services, the Company agreed to issue 550,000 shares of common stock of the Company. The Company agreed to issue 300,000 of the Company's Class A Common Stock on the date of the agreement and an additional 250,000 shares on September 9, 2003. The agreement also provides for the consultant to be paid additional cash compensation equal to 10% of proceeds from future financing activities in which the consultant secures the investing party or parties. The Company has recorded the fair value of the 300,000 shares to be issued of the Company's common stock of $300,000 on the date of the agreement as an adjustment to deferred consulting fees and as common stock to be issued. It is amortizing the expense over the life of the agreement. Amortization expense of $207,740 and $92,260 has been reflected as compensatory element of stock issuances of selling, general and administrative expenses in the Company's consolidated statement of operations for the years ended December 31, 2003 and 2002, respectively.

On October 1, 2002 , the Company issued 5,000 shares of its common stock valued at $5,000 to an attorney as payment for services rendered that has been reflected as compensatory element of stock issuances of selling, general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2002.

On October 30, 2002, the Company entered into an agreement with a stockholder whereby the Company would acquire 200,000 shares of the Company's Class A Common Stock owned by the stockholder in exchange for 400,000 unrestricted shares of the Company's Class A Common Stock with piggyback conversion rights. The value of the Company's stock on the date of this transaction was $1.01 per share. The Company recorded the fair value of the stock to be issued on the date of the agreement as $404,000 of common stock to be issued; $202,000 as treasury stock and $202,000 as financing costs paid in stock. The Company utilized 40,000 of this treasury stock for a $40,400 payment of prior professional services rendered and recorded this amount as a reduction to treasury stock and as a compensatory element of stock issuances of selling, general and administrative expenses on the accompanying consolidated statement of operations. On November 6, 2002, the Company sold 160,000 shares of this treasury stock for $119,721. The loss on the sale of these treasury shares of $41,879 was recorded as common stock to be issued.

During the year ended December 31, 2002, the Company issued 569,027 shares of the Company's Class A Common Stock in connection with the conversion of $543,397 of the Company's debt, pursuant to convertible promissory notes with unrelated third party individuals dated between December 20, 2001 and April 8, 2002.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders' Deficiency, continued:

Common Stock, continued:

During the year ended December 31, 2002, a stockholder converted 17,500 shares of Series A Preferred Stock in exchange for 175,000 shares of the Company's Class A Common Stock.

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

Pursuant to a Sale and Purchase Agreement (the "Sale Agreement") dated as of December 24, 2002 among Sports Tech, Ltd. ("Sports Tech"), CKP and, for limited purposes, the Company and a Consent Agreement ("Consent") dated as of December 24, 2002 among David Tua, CKP and Tuaman, Inc., CKP acquired all of Sports Tech's right, title and interest in and to an exclusive promotional agreement (the "Tua EPA") with David Tua ("Tua"), a leading heavyweight contender. The term of the Tua EPA is for three years beginning on December 1, 2002, subject to certain options by CKP to extend such term based upon Tua being declared the world champion or number one contender. Pursuant to the Sale Agreement, CKP and the Company have agreed, among other things, to issue to Sports Tech 1,500,000 unregistered and restricted shares of common stock of the Company (provided that 250,000 of such shares have piggyback registration rights) with additional shares of common stock to be issued contingent upon Tua's future performance. Pursuant to the Consent, under certain circumstances relating to the success of the equity sale, CKP may be obligated to make certain non-interest bearing advances of purses to Tua.

The Company has recorded the fair value of the 1,500,000 original shares of Company's stock to be issued of $1,065,000 on the date of the Sale Agreement as an adjustment to deferred signing bonus and common stock to be issued and is amortizing the deferred signing bonus over the three year term of the related Tua EPA. Amortization of deferred signing bonus under this agreement for the years ended December 31, 2003 and 2002 included in the consolidated statement of operations amounted to $354,000 and $29,583, respectively. Additionally in 2003, the Company assessed potential future impairments of its deferred signing bonus, which resulted in the recognition of an impairment loss of $194,000 in the fourth quarter.

In 2002, the Company agreed to issue 458,765 shares of the Company's Class A Common Stock in connection with the conversion of $445,000 of the Company's debt, pursuant to convertible promissory notes with five individuals dated between October 15, 2001 and December 17, 2001.

On April 1, 2003, the Company agreed to issue an additional 200,000 shares of the Company's Class A Common Stock in connection with an Exclusive Promotional Agreement ("EPA") related to a boxer, Tua. The EPA has a base term of three years. The fair value of the shares was $0.66 per share on the date of issuance or a total value of $132,000. The Company has recorded the fair value of these shares as an adjustment to deferred signing bonus and as common stock to be issued. It is amortizing the expense over the life of the agreement. The amortization expense of $36,999 has been reflected as amortization of signing bonuses in the Company's consolidated statement of operations for the year ended December 31, 2003.

During the year ended December 31, 2003 and 2002, the Company agreed to issue 1,000,441 shares of the Company's Class A Common Stock (959,630 in 2003 and 40,811 in 2002) in connection with the conversion of $895,500 of the Company's debt ($855,500 in 2003 and $40,000 in 2002) plus accrued interest thereon, pursuant to convertible one-year term promissory notes with 28 individuals dated between March 22, 2002 and June 5, 2002. The Company recognized financing costs of $346,510 and $506,509 for the years ended December 31, 2003 and 2002, respectively related to this convertible debt.

Effective January 1, 2003, the Company agreed to issue 700,000 shares of the Company's Class A Common Stock in connection with an agreement with an independent consultant to provide consulting services on general business matters over a term of five years. The fair value of the shares was $0.80 per share on the date of issuance or a total value of approximately $560,000. The Company has recorded the fair value of these shares as an adjustment to deferred consulting fees and as common stock to be issued. The Company is amortizing the expense over the life of the agreement. The amortization expense of $112,000 has been reflected as compensatory element of stock issuances of selling, general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2003.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders' Deficiency, continued:

Common Stock, continued:

From January 27, 2003 through March 18, 2003, the Company agreed to issue 287,047 shares of the Company's Class A Common Stock to be issued in connection with the conversion of convertible debt in the original amount of $123,000 and accrued interest of $4,505.

On April 9, 2003, the Company borrowed $150,000 from a third party pursuant to a promissory note. The note matured on May 3, 2003 and accrues interest at 10% per annum. Additionally, the Company agreed to issue 150,000 shares of Class A Common Stock to be issued in connection with the note. The fair value of the shares was $0.60 per share on the date of issuance for a total value of $90,000. Financing costs related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $90,000.

On April 25, 2003, the Company borrowed $20,000 from a third party pursuant to a promissory note. The note matured on December 24, 2003 and accrues interest at 10% per annum. Additionally, the Company agreed to issue 20,000 shares of Class A Common Stock to be issued in connection with the note. The fair value of the shares was $0.75 per share on the date of issuance for a total value of $15,000. Financing costs related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $15,000.

On July 24, 2003, the Company borrowed $50,000 from a third party pursuant to a promissory note. The note matured on January 23, 2004 and accrues interest at 6.5% per annum. Additionally, the Company agreed to issue 50,000 shares of Class A Common Stock to be issued in connection with the note. The fair value of the shares was $0.50 per share on the date of issuance for a total value of $25,000. Financing costs related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $25,000.

On July 24, 2003, the Company borrowed $25,000 from a third party pursuant to a promissory note. The note matured on January 23, 2004 and accrues interest at 6.5% per annum. Additionally, the Company agreed to issue 25,000 shares of Class A Common Stock to be issued in connection with the note. The fair value of the shares was $0.50 per share on the date of issuance for a total value of $12,500. Financing costs related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $12,500.

On September 9, 2003, the Company agreed to issue an additional 250,000 shares of the Company's Class A Common Stock to be issued in connection with an agreement dated September 9, 2002 with an independent consultant to provide consulting services on general business matters over a term of two years. The fair value of the shares was $0.52 per share on the date that the shares were agreed to be issued for a total value of approximately $130,000. The Company has recorded the fair value of these shares as an adjustment to deferred consulting fees and as common stock to be issued. The Company is amortizing the expense over the life of the agreement. Amortization expense of $32,500 has been reflected as compensatory element of stock issuances of selling, general and administrative expenses in the Company's consolidated statement of operations.


Class B

The Company has 5,000,000 shares of its Class B, $ .01 common stock authorized of which none were issued and outstanding as of December 31, 2003.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders' Deficiency, continued

Preferred Stock, continued:

Series A Convertible Preferred Stock
There are 500,000 authorized shares of a Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible into ten shares of common stock and pays a cumulative dividend of 8% per annum on the liquidation preference of $3 per share. At the date of the reverse merger, there were 135,000 shares of Series A Convertible Preferred Stock outstanding along with 1,350,000 common stock purchase warrants, exercise price $0.30 per share that were originally sold for $405,000.

The dividends are accruable if the Company does not amend its certificate of incorporation to increase the number of Class A Common Stock available to allow for the conversion of all of the Series A convertible preferred stock. As the Company has not yet amended its certificate of incorporation, the Company has accrued dividends of $32,980 during the year ended December 31, 2003 related to the Series A Convertible Preferred Stock. The Company has a dividend arrearage of $82,916 at December 31, 2003.

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

Series C Convertible Preferred Stock
In connection with the Big Content acquisition, the Company's Board of Directors authorized and issued 27,923 shares of a Series C Convertible Redeemable Preferred stock. The Series C Convertible Redeemable Preferred Stock, as amended, is convertible into 100 shares of the Company's common stock (2,792,210) any time at the option of the Company. The stock, as amended, has a liquidation preference value of $4,500,000. The Series C Convertible Preferred Stock is no longer redeemable as a result of the waiver of the redemption provisions dated May 20, 2003 (See Note 4).

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders' Deficiency, continued

Warrants

Warrant activity and weighted average exercise prices for the years ended December 31, 2003 and 2002 were as follows:

                                                                                 Number of         Weighted Average
                                                                                 Warrants           Exercise Price
                                                                                 ---------------   -----------------
Outstanding, January 1, 2002                                                                  -                   -

Warrants outstanding in connection with the reverse merger with Zenascent             7,341,822               $3.70

Issued in connection with the acquisition of Big Content                                500,000                0.62

Issued in connection with convertible debt and notes payable                            797,750                0.50

Issued to an employee in connection with employment agreement                         1,000,000                0.50

Issued in connection with accrued interest on a note payable                             10,000                1.00

Issued in connection with investment advisory services                                  108,940                1.15

Expired                                                                              (3,837,026)              (5.92)
                                                                                 ---------------   -----------------
Outstanding, December 31, 2002                                                        5,921,486                0.76


Issued to an employee in connection with employment agreement                           500,000                0.55

Issued in connection with an agreement for professional services                        300,000                0.40

Issued in connection with convertible debt and notes payable                          1,312,500                0.18
                                                                                 ---------------   -----------------
Outstanding, December 31, 2003                                                        8,033,986                0.30
                                                                                 ===============   =================

During the period from March 2002 to May 2002, 447,750 warrants were issued at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period, which expires at various dates from March 22, 2007 to May 28, 2007. The fair value of the warrants of $475,115 was estimated at prices ranging from $0.96 to $1.13 per warrant on the date of issuance, using the Black-Scholes pricing model. Financing costs related to these warrants and included in the consolidated statement of operations were $346,510 and $252,979 for the years ended December 31, 2003 and 2002, respectively.

There were 337,500 of warrants that were issued prior to the reverse merger at an exercise price of $0.50 per share in connection with convertible debt that was converted into common stock to be issued during 2002. The warrants are exercisable over a five-year period, which expire at various dates through December 2006. The fair value of the warrants was estimated at $1.00 per warrant on the date of issuance, using the Black-Scholes pricing model. Financing costs related to these warrants and included in the consolidated statement of operations were $297,500 for the year ended December 31, 2002.

There were 262,500 of warrants that were issued prior to the reverse merger at an exercise price of $0.50 per share in connection with convertible debt that was converted into common stock during 2002. The warrants are exercisable over a five-year period, which expire at various dates through April 2007. The fair value of the warrants of $270,375 was estimated at $1.03 per warrant on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2002 included in the consolidated statement of operations, amounted to $270,375.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders' Deficiency, continued:

Warrants, continued:

During April 2002, 1,000,000 warrants at an exercise price of $0.50 per share were issued in connection with an employment agreement (See Note 16). The warrants are exercisable over a seven-year period, which expires on April 1, 2009. The intrinsic value of the warrants was $0.53 per warrant on the date of issuance. Compensation related to these warrants and included in the consolidated statement of operations, amounted to $132,500 and $397,500 for the years ended December 31, 2003 and 2002, respectively.

During September 2002, 56,440 warrants exercisable at $1.29 and 52,500 warrants exercisable at $1.00 were issued for investment advisory services. The warrants are exercisable over a five-year period expiring September 29, 2007. The fair value of the warrants was estimated to be $0.75 and $0.78 per share, respectively on the dates of issuance, using the Black-Scholes pricing model. Compensation, related to these warrants for the year ended December 31, 2002 included in the consolidated statement of operations, amounted to $83,270.

During September 2002, 10,000 warrants exercisable at $1.00 per share were issued in connection with interest on a note payable. The warrants are exercisable over a five-year period expiring September 18, 2007. The fair value of the warrants was estimated at $0.68 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2002 included in the consolidated statement of operations, amounted to $6,828.

During October 2002, 350,000 warrants at an exercise price of $0.50 per share were issued in connection with convertible debt that has been converted into common stock to be issued. The warrants are exercisable over a five-year period expiring October 16, 2007. The fair value of the warrants of $213,500 was estimated at $0.61 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2002 included in the consolidated statement of operations, amounted to $213,500.

From January 15, 2003 through March 18, 2003, the Company issued 152,500 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants, which are exercisable over a five-year period, will expire at various dates from January15, 2008 to March 17, 2008. The fair value of the warrants was estimated at an average price of $0.73 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to approximately $111,000.

On April 1, 2003, 500,000 warrants at an exercise price of $0.55 per share were issued in connection with an employment agreement with a former employee. The warrants, which are exercisable over a seven-year period, will expire on March 31, 2010. The intrinsic value of the warrants was $0.05 per share on the date of issuance. At the time of grant, the individual was an employee of the Company and, accordingly, the intrinsic value method was utilized. Compensation, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $25,000.

From May 28, 2003 through October 6, 2003, 1,040,000 warrants exercisable at $0.10 per share were issued in connection with interest on several notes payable to a single investor. The warrants, which are exercisable over a five-year period, will expire at various dates from May 27, 2008 to October 5, 2008. The fair value of the warrants was estimated at an average of $0.43 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $444,000.

On September 5, 2003, 300,000 warrants at an exercise price of $0.40 per share were issued to a third party in exchange for financial consulting services provided by this third party to the Company during 2003. The warrants, which are exercisable over a five-year period, will expire on September 4, 2008. The fair value of the warrants was $0.37 per warrant on the date of issuance, using the Black-Scholes pricing model. Professional fees related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $111,000.

From December 3, 2003 through December 18, 2003, the Company issued 120,000 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants, which are exercisable over a five-year period, will expire at various dates from December 2, 2008 to December 17, 2008. The fair value of the warrants of $76,250 was estimated at an average price of $0.31 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to approximately $37,000.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders' Deficiency, continued:

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

Although non-qualified options may be issued at any option price determined by the Plan Administrator, the option price for incentive options will be no less than the fair market value of the common stock on the date an option is granted (or 110% of fair market value in the case of persons holding 10% or more of the combined voting power of all classes of stock of the Company). In addition, the aggregate fair market value (as of the date of grant) of all shares of stock issuable to an optionee pursuant to incentive options, which become exercisable in a given calendar year, cannot exceed $100,000 for such calendar year. Options become exercisable as provided by the Plan Administrator and shall become null and void upon the occurrence of certain conditions as determined by the Plan Administrator, including the expiration of no more than ten years after the date of the grant (or five years in the case of Incentive options granted to persons holding 10% or more of the combined voting power of all classes of stock of the Company).

Options may be exercised upon delivery by the optionee of written notice of exercise and tender of full payment in cash or "mature" common stock, or, with the Plan Administrator's consent, in other property or through a broker-assisted cashless exercise mechanism or by such other method as the Plan Administrator may determine.

In the event of a merger, consolidation or sale of the Company (for purposes of this paragraph, the "Transaction") that does not result in a change of control, each optionee shall be entitled to receive in lieu of the shares of common stock as to which the Option was exercisable immediately prior to the Transaction (for purposes of this paragraph, the "Shares"), the number and class of shares of stock or other securities, cash or property to which the optionee would have been entitled pursuant to the terms of the Transaction if immediately prior to the Transaction, the optionee had been the holder of record of the Shares. In the event that the stockholders of the Company do not retain at least 50% of the voting power of the Company upon the consummation of the Transaction, either (i) the optionee shall be entitled to the same rights as in a Transaction that does not result in a change of control, (ii) the options may become fully vested and exercisable in full from and after a date prior to the effective date of such Transaction, or (iii) the Company may cancel outstanding options upon reasonable notice to the optionees.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders' Deficiency, continued:

Stock Options, continued:

The Board has the discretion to determine the termination date of the options and therefore, may provide that a Non-Qualified Option shall terminate prior to its expiration date. Incentive options generally terminate on the earliest occurrence of: (i) the expiration date of the Option, (ii) immediately upon the termination of the optionee's employment relationship with the Company "for cause" (as defined in the 1998 Plan), or (iii) thirty days following the termination of the optionee's employment relationship with the Company "without cause" (as defined in the 1998 Plan). If the optionee dies while in the employ of the Company and prior to the expiration of such optionee's Incentive Option, the Incentive Option shall terminate on the earliest occurrence of (i) the expiration date of the Option, or (ii) 180 days following the date of such death. If the optionee shall retire in good standing from the Company or as a result of disability, the Incentive Stock Option shall terminate upon the earliest occurrence of (i) the expiration date of the Option, or (ii) 90 days after the date of such retirement or disability.

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

The 1998 Plan became effective on June 25, 1998 and options may not be granted under the 1998 Plan after June 25, 2008. The 1998 Plan provides that it will terminate (i) when the total amount of the common stock with respect to which options may be granted shall have been issued upon the exercise of options, or
(ii) by action of the Board as provided therein. The 1998 Plan also provides that it may be amended or terminated at any time by the Plan Administrator, provided that no such amendment or termination shall be made without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the 1998 Plan.

The following table sets forth information concerning the issued options, weighted average exercise prices and remaining shares available under, the 1996 Plan and the 1998 Plan:

The Company has issued various stock options to employees and consultants. The options' vesting period varies from full vesting upon issuance of options to vesting over a three-year period. Stock option share activity and weighted average exercise price under these plans for the years ended December 31, 2003 and 2002 were as follows:

                                                                                     Number of       Weighted Average
                                                                                      Options         Exercise Price
                                                                                 ---------------   -----------------
 Balance , January 1, 2002                                                                    -
   Options resulting from the reverse merger of Zenascent                               196,832               $0.60
   Granted                                                                              149,000                1.11
   Exercised                                                                            (30,000)              (0.34)
                                                                                 ---------------   -----------------
 Balance, December 31, 2002                                                             315,832               $1.13
                                                                                 ===============   =================

 Exercisable at December 31, 2002                                                       315,832               $1.13
                                                                                 ===============   =================

 Balance , January 1, 2003                                                              315,832               $1.13
 Options granted or exercised during 2003                                                     -                   -
 Expired                                                                                 (7,166)              (0.23)
                                                                                 ---------------   -----------------
 Balance, December 31, 2003                                                             308,666               $1.13
                                                                                 ===============   =================

 Exercisable at December 31, 2003                                                       308,666               $1.13
                                                                                 ===============   =================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders' Deficiency, continued:

Stock Options, continued:

Options outstanding and exercisable by price range as of December 31, 2002 and December 31, 2003, respectively, were as follows:

                        Number of          Weighted Average
                       Outstanding and        Remaining             Weighted
    Range of            Exercisable       Contractual Life          Average
    Exercise Price      Options              in years            Exercise Price
   ---------------   ------------------ ----------------------   ---------------
     $0.23 - $0.38              82,166           4.9                  $0.31
             $0.72               6,666           1.1                  $0.72
     $1.07 - $1.43             224,000           4.7                  $1.35
             $6.00               3,000           1.9                  $6.00
                     ------------------
                               315,832
                     ==================


                        Number of          Weighted Average
                       Outstanding and        Remaining             Weighted
    Range of            Exercisable       Contractual Life          Average
    Exercise Price      Options              in years            Exercise Price
   ---------------  ------------------- ----------------------   ---------------
     $0.23 - $0.38              75,000           4.3                  $0.32
             $0.72               6,666           0.1                  $0.72
     $1.07 - $1.43             224,000           3.7                  $1.35
             $6.00               3,000           0.9                  $6.00
                     ------------------
                               308,666
                     ==================



Note 15. Income Taxes

For the years ended December 31, 2003 and 2002, actual income tax expense differed from the amount computed by applying the U.S. Federal corporate income tax rate of 34% to pre-tax earnings, as a result of the Company utilizing a portion of net operating losses to offset pre-tax income and as a result of valuation allowances netted against other potential deferred tax assets.

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 were primarily attributable to net operating loss carry-forwards.

At December 31, 2003 and 2002, the Company had provided a 100% valuation allowance for the deferred tax assets of approximately $8,874,000 and $6,000,000, respectively, because the ultimate realization of this asset is uncertain.

At December 31, 2003 and 2002, the Company had net operating loss carry-forwards for Federal tax purposes of approximately $26,100,000 and $15,700,000, respectively, which were available to offset future taxable income, if any, through 2014. Under Federal Tax Law IRC Section 382, certain significant changes in ownership of the Company, including the reverse merger transaction (See Note
4) may restrict the future utilization of these tax loss carry-forwards.

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

David Tua Agreements

Pursuant to a Sale and Purchase Agreement (the "Sale Agreement") dated as of December 24, 2002 among Sports Tech, Ltd. ("Sports Tech"), CKP and, for limited purposes, the Company and a Consent Agreement ("Consent") dated as of December 24, 2002 among David Tua, CKP and Tuaman, Inc., CKP acquired all of Sports Tech's right, title and interest in and to an exclusive promotional agreement (the "Tua EPA") with David Tua ("Tua"), a leading heavyweight contender. The term of the Tua EPA is for three years beginning on December 1, 2002, subject to certain options by CKP to extend such term based upon Tua being declared the world champion or number one contender. Pursuant to the Sale Agreement, CKP and the Company have agreed, among other things, to issue to Sports Tech 1,500,000 unregistered and restricted shares of common stock of the Company (provided that 250,000 of such shares have piggyback registration rights) with additional shares of common stock to be issued contingent upon Tua's future performance. Pursuant to the Consent, under certain circumstances relating to the success of the equity sale, CKP may be obligated to make certain non-interest bearing advances of purses to Tua.

The Company has recorded the fair value of the 1,500,000 original shares of Company's stock to be issued of $1,065,000 on the date of the Sale Agreement as an adjustment to deferred signing bonuses and common stock to be issued and is amortizing the deferred signing bonus over the three year term of the related Tua EPA. Amortization of deferred signing bonus under this agreement for the years ended December 31, 2003 and December 31, 2002 included in the consolidated statement of operations amounted to $354,000 and $29,583 respectively.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Commitments and Contingencies, continued

Employment Agreement

On August 19, 2002, the Company signed an employment agreement with an employee of Company. The Agreement was effective as of April 1, 2002 and is for a period of three years. The terms of the Agreement provide for compensation at a rate of $200,000 per year and warrants to purchase 2,000,000 shares of common stock at exercise prices ranging from $0.50 to $0.60 (subject to customary anti-dilution provisions and certain adjustments relating to the initial percentage discount of such options to the fair market value of the common stock). The warrants shall have a term of seven years, "cashless exercise" feature and piggyback registration rights. The warrants shall be subject to a two year vesting period, with warrants to purchase: 1,000,000 shares of common stock vesting on a pro rata basis on the first day of each month during the first year of employment (i.e. 83,333 per month); warrants to purchase 500,000 shares of common stock vesting at the beginning of the second year of employment; and warrants to purchase 500,000 shares of common stock vesting at the beginning of the third year of employment.

On April 1, 2003, 500,000 warrants at an exercise price of $0.55 per share were issued in connection with an employment agreement with a former employee. The warrants, which are exercisable over a seven-year period, will expire on March 31, 2010. The intrinsic value of the warrants was $0.05 per share on the date of issuance since the individual was an employee of the Company at that time. Compensation, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $25,000. The Company is recording the intrinsic value of the warrants as additional salary and as an increase to additional paid-in capital over the vesting period. This agreement was mutually terminated on April 4, 2003.

Lease Obligations

On April 4, 2003, the Company entered into a lease agreement for its current office facilities in New York. The lease commenced on February 1, 2003 and continues until January 31, 2008.

The minimum annual lease payments required under the lease agreement are:

     Year Ending December 31,              Annual Rent
-------------------------------       -----------------
                2004                           $71,460
                2005                            80,107
                2006                            98,308
                2007                           100,028
                2008                             8,482
                                      -----------------
                                              $358,385
                                      =================


Other
The Company currently has no general liability insurance and is in violation of its office lease which requires it to maintain a comprehensive policy of liability insurance naming its landlord and designees as additional insured, with limits of liability not less than $2,000,000 combined single limit coverage on a per occurrence basis, including property damage. The Company is in the process of obtaining such coverage.

The Company currently has no workers' compensation insurance, in violation of New York State statutes. The Company has accrued estimated amounts potentially owed, including estimated penalties pursuant to the statutes at December 31, 2003. The Company is in the process of obtaining such coverage.

During 2003, the Company's staff consisted of contract workers; however, it is possible that those workers could be considered employees for withholding purposes pursuant to the Internal Revenue Code (the "Code"). The Company has accrued estimated amounts potentially owed, including estimated penalties pursuant to the Code as of December 31, 2003. The Company is currently treating all full-time staff as employees and is in full compliance with all withholding requirements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Commitments and Contingencies, continued:

Other, continued:

The Company currently has no employees covered with disability insurance and accordingly is in violation of New York State Disability Benefits Law. The Company is in the process of obtaining such coverage.

CKP and CKSN were dissolved by State of New York, Division of Corporations by proclamation on June 25, 2003 and are in the process of being reinstated. Accordingly, CKP and CKSN's business is performed through their sister subsidiaries or parent until they are reinstated in the State of New York.


Note 17.   Related Party Transactions

The Company rented its former New York City office from the President of the Company on a month-to-month basis until January 1, 2003. Related party rent amounted to $7,500 and $70,000 for these premises during the years ended December 31, 2003 and 2002, respectively. The Company believes that the rent paid to the Company's President was consistent with the rent charged by others for similar office facilities. In 2003, the Company moved to its current offices which are leased from an unrelated party at market rent.


Note 18. Litigation

Investor and Public Relations Agreement
On May 13, 2002 the Company entered into agreements with Investor Relation Services, Inc, ("IRSI") and Summit Trading Limited ("Summit") (collectively the "Consultants) to provide investor and public relations services. The agreement engaged the consultants to provide one or more investor relations plans as well as assistance in the coordination and execution of the agreed upon plan or plans. A plan would include several services as defined in the agreement. The agreement was to have been effective for the period from May 13, 2002 through May 12, 2005. As compensation for the services, the Company was to issue the Consultants 2,631,580 shares of Class A Common Stock of the Company. The fair value of the shares to be issued of $3,236,843 was recorded as deferred consulting fees and common stock to be issued based upon the value of the common stock on the date on which that agreement was entered into. Deferred consulting fees were to have been amortized over the three-year life of the agreement. Amortization expense related to this agreement for the years ended December 31, 2003 and 2002 amounted to $1,024,959 and $674,341, respectively, and has been included in compensatory element of stock issuances for selling, general and administrative expenses in the accompanying consolidated statements of operations. In August 2002, the Company terminated the contract for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud.

As of December 31, 2002, the Company's management believed that it was premature to fully assess the likelihood of success in defending the claims asserted. A preliminary determination then showed a substantial factual basis for the Company's termination of the agreement. However, the Company was unable to predict the outcome of the dispute and, accordingly, no further adjustment was made as of December 31, 2002 to the consolidated financial statements relating to this agreement.

On June 11, 2004, the Company completed execution of a final settlement of our dispute with the Consultants pursuant to which we have agreed to issue to Consultants 2,500,000 shares of the Company's common stock. The terms of the settlement agreement provide that the Company shall distribute our pending proxy statement to our stockholders for a vote within 60 days after the completion of the review of such document by the Securities and Exchange Commission, and that such shares shall only be paid to the Consultants after the approval by our stockholders of an increase in the number of authorized shares of the Company to 100 million shares. In the event that the shares are not transferred on or before September 1, 2004, then the settlement agreement shall be voidable by the Consultants on 30 days written notice, whereupon the parties shall thereafter continue the presently pending arbitration. As a result of this settlement, since services were no longer being performed, the Company recognized a non-cash expense of $1,375,699 as litigation settlement expense for the year ended December 31, 2003. However, if the Company is unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Litigation, continued:

Golden Gloves (PTY) Limited
On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter had been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. All amounts have been accrued for as of December 31, 2003. The Company has not made any payments pursuant to the settlement agreement and, therefore, is in default of the agreement.

Buster Mathis, Jr.
In December 2001, Buster Mathis, Jr. ("Mathis"), a boxer, filed an action against the Company, CKP, CKB and the Company's President, individually, in the United States District Court, Southern District of New York alleging fraud and unjust enrichment relating to a fight against Mike Tyson in December 1995. In October 2002, a jury awarded Mr. Mathis $702,000 (including interest at a rate of 9% per annum from December 16, 1995), and the Company initially established a reserve of $702,000 during the quarter ended September 30, 2002.

On April 18, 2003, the Company entered into a Settlement Agreement ("Mathis SA") with Mathis regarding the action filed by Mathis. Subject to full performance of the terms and conditions of the Mathis SA, all claims between Mathis and the Company and its affiliates were compromised and settled in consideration for the payment by the Company of the principal sum of $550,000 with interest at the rate of 2.9% per annum. The Company recorded an adjustment in the fourth quarter of 2002 of approximately $152,000 relating to the reduction in the accrual as a result of the Mathis SA. This settlement sum is payable in certain installments that commenced on December 17, 2002 and continues until September 15, 2004.

As of May 18, 2003, the Company has paid $150,000 pursuant to the Mathis SA. Until September 15, 2003, the Company had the option to satisfy $275,000 of the settlement amount by issuing unrestricted shares of the Company's common stock to Mathis ("Mathis Shares"). The number of Mathis Shares to be delivered shall be an amount having the equivalent value of $275,000 plus accrued interest ("Share Value"), which value shall be based upon the average closing price of shares of the Company's common stock as traded in the public market, for a period of ten trading days prior to the effective date of a registration statement covering such Mathis Shares. Upon receipt of the Mathis Shares, Mathis has a period of 20 days to decide whether Mathis wishes to hold or sell the Shares. On July 7, 2003, the Company paid an additional $122,500 pursuant to the Mathis SA.

If Mathis elects to sell the Mathis Shares, the Company has agreed to guarantee that the sale proceeds from the sale of these Mathis Shares equals the Share Value. In further consideration for Mathis granting the Company the above option, the Company has agreed to deliver to Mathis at the same time the Mathis Shares are issued, an additional amount of shares of freely-tradable, unrestricted common stock of the Company equal to 10,000 shares for each calendar month after May 2003 that the Mathis Shares have not been delivered to Mathis (with Mathis' entitlement vesting on the first calendar day of each month commencing on June 1, 2003). For example, in the event the Mathis Shares are not delivered until September 15, 2003, the Company is required to deliver to Mathis an additional 40,000 shares of the Company's common stock, which will have vested 10,000 shares each on June 1, July 1, August 1, and September 1, 2003, respectively. The Company has agreed to not make any extraordinary payments that are also outside the ordinary course of business to creditors, stockholders or employees. The settlement amounts are additionally secured by a lien on the East Hampton residence owned by the Company's President.

On September 15, 2003 the Company defaulted on Mathis SA because the required shares were not issued and delivered to Mathis as required by the April 18, 2003 Mathis SA. As a result of the breach, Mathis was given the ability to enforce the judgment amount against the Company and its President.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Litigation, continued:

Buster Mathis, Jr. , continued:
On February 18, 2004 the Company paid Mathis an additional fee of $75,000 in an effort to forego any further action that Mathis was going to take either against the Company or Kushner individually. On March 24, 2004, the Company and Mathis entered into an amicable settlement arrangement whereby Mathis has agreed to release the Company, Cedric Kushner Promotions, Ltd., Cedric Kushner Productions, Ltd., and Cedric Kushner Boxing, Inc. from all liabilities and obligations including but not limited to those obligations arising from the Mathis SA, entered into effective as of April 18, 2003, and the judgment obtained by Mathis in regards to a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York styled Buster Mathis, Jr. v. Cedric Kushner et al. In exchange for such release the Company has hired Mathis in a consulting capacity for a term of three years. Mathis will assist the Company as a talent scout in its endeavors to search for young amateur boxers with professional potential. In addition, Mathis has agreed to attend occasional meetings, events or functions on behalf of the Company, and to advise, and discuss new concepts and projects in development by the Company. As compensation for services rendered, the Company has agreed to pay Mathis $363,000 in full by July 15, 2004 resulting in the Company recognizing an additional amount of $105,756 in settlement expense for the year ended December 31, 2003. Additionally, the Company agreed that if Mathis shall not have received the full compensation of $363,000 by July 15, 2004, then the Company shall pay Mathis additional compensation of $3,500 per month for each month that the sum of $363,000 (exclusive of the additional compensation) has not been paid. At the sole option of the Company, in lieu of payments, the Company may tender Mathis freely tradable shares of common stock of the Company registered pursuant to a Form S-8 that the Company intends to file, although there is no assurance that this will occur. At its sole and exclusive option, the Company may elect to accelerate the payment schedule.

J.P. Morgan Chase & Company
The Company had a $200,000 credit line through a bank. During 2001, the line of credit expired and the bank converted the outstanding amount to a note payable. The note was payable in 36 monthly principal payments of $5,549, plus 6% interest per annum. The note was secured by assets of the Company and personally guaranteed by certain stockholders of the Company. Furthermore, the President of the Company was required to subordinate $578,735 of his loans to the Company in connection with this note. The balance on this obligation at December 31, 2003 amounted to $93,507, which is categorized as accrued litigation and judgments payable in the Company's consolidated financial statements.

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum.

Securities & Exchange Commission
On March 24, 2004, the United States Securities and Exchange Commission (the "SEC") brought a civil action against Cedric Kushner Promotions, Inc., Cedric Kushner, James DiLorenzo and Steven Angel in federal district court for the Southern District of New York (No. 04 CV 2324). The action alleges several violations of the Securities Exchange Act of 1934 and the Public Company Accounting Reform and Investors Protection Act of 2002 including: Section 10(b) of the Securities Exchange Act of 1934, Exchange Rule 10b-5, Section 302(a) of the Public Company Accounting Reform and Investors Protection Act of 2002 and Exchange Act Rule 13a-14 thereunder. The SEC further alleges that the officers and directors aided and abetted the Company's violation of the Exchange Act Sections 13(a), 13(b) (2) (A), 13 (b) (2) (B) and Exchange Act Rules 12b-20 and 13a-1 thereunder of the Rules and Regulations described above and alleges that the Company's Form 10-KSB for the fiscal year ended December 31, 2002, as originally filed, contained material misstatements and omissions. The remedies sought by the SEC include, but are not limited to:

     o    Monetary fines levied upon the Company and its officers and directors;

     o Permanently barring Messrs. Kushner, DiLorenzo and Angel from serving as officers or directors of the Company and any other publicly traded corporation; and

     o Permanently restraining and enjoining the Company, its officers and directors from violating the federal securities laws, rules and regulations

                 CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Litigation, continued:

In a press release dated March 26, 2004, the Company, its officers, and its directors publicly announced they intend to vigorously defend themselves against the claims made by the SEC. If, however, the SEC were to prevail in its litigation, the Company's business, operations and financial condition may be materially and adversely affected.

Shane Mosley
On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated. As of December 31, 2003, the Company had recorded as current notes payable approximately $560,000 as the remaining liability to the boxer.

On May 6, 2004 the Company and the boxer agreed to settlement of the outstanding dispute. Pursuant to the agreement, the Company agreed to pay the boxer $50,000 in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment until August 1, 2004. The Company agrees to use its best efforts to cause its stockholders to increase the number of authorized common stock outstanding on or before August 1, 2004. The boxer and the Company shall then enter into a settlement agreement whereas the Company shall issue to the boxer common stock of the Company equal to the outstanding amount of $510,704 divided by the lesser of a 10% discount of the average closing bid price for the 60 day trading period prior to the date of such issuance, or a 10% discount of the price on the day of such issuance. The parties then agree to a fairness hearing whereby the final settlement agreement will be brought before a court to determine whether the settlement is fair and reasonable and, finally, issuing an exemption from registration of the settlement shares. If the Company is unable to issue the stock to the boxer, exempt from registration, then Mosley may seek to enforce the unsatisfied amount of the judgment against the Company and resume the prosecution of this action against the Company. However, if the Company is unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company.

Zomba Recording Corporation
In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of December 31, 2003, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

National Sports Partners
On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net Broadcast Service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorney fees. As of December 31, 2003, the Company had accrued approximately $239,000 as a potential liability to NSP.

Others
In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At December 31, 2003, the Company had accrued an aggregate of approximately $1,164,600, inclusive of the amounts previously discussed, with the exception of the $827,000 reported as notes payable.

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


Note 19.  Major Customer

Revenue from one customer accounted for approximately 43% and 62% of revenues for the years ended December 31, 2003 and 2002, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Subsequent Events

On January 6, 2004 the Company entered into a twelve-month consulting agreement with a company to provide general consulting services to the Company. This contract was then amended by letter agreement on January 30, 2004. Pursuant to the agreement, the subsequent amendment, and in exchange for the various services provided, the Company has agreed to issue to the consultant 3,000,000 restricted shares of the Company's common stock. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. Additionally the Company has agreed to issue to the consultant an option to purchase 1,000,000 restricted shares of the Company's common stock on a fully diluted basis; 500,000 shares at an exercise price of $1.00 plus 500,000 shares at an exercise price of $2.00 per share. The shares underlying the option shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before June 30, 2004, the agreement shall be deemed null and void and the parties shall attempt to renegotiate the terms.

From January 26, 2004 to April 12, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $1,567,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. As of June 6, 2004, the Company was not in default of any of these notes. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. Additionally, the Company issued 783,500 warrants to purchase shares of common stock in connection with the notes at an exercise price of $0.50 per share. The warrants, which are exercisable over a five-year period, will expire at various dates from January 25, 2009 to April 11, 2009. The fair value of the warrants is approximately $700,000 at an average price of approximately $0.90 per share on the date of issuance, using the Black-Scholes pricing model. Additionally, the Company agreed to pay sales commission related to issuance of these notes and warrants in the amount of $156,700 plus the Company agreed to issue the sales agent 78,350 warrants with the same terms. This sales commission and the fair value of the warrants will be expensed over the term of the notes as financing costs.

On February 19, 2004 the Company and its President agreed to convert the Company's outstanding debt to its President into equity. Pursuant to the agreement the aggregate amount outstanding of $1,628,911 relating to various personal loans made by the President to the Company shall be converted into 65,156 shares of the Company's Series B Preferred Stock. Immediately following stockholder approval to increase the Company's authorized common stock, the Series B Preferred shall automatically convert into 3,257,800 shares of the Company's Class A Common Stock. The fair value of the Class A Common Stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's Class A Common Stock, which approximates $3,500,000. Therefore, the Company will recognize financing costs, related to this transaction, of approximately $1,800,000 for the year ending December 31, 2004.

On April 13, 2004, the Company experienced a fire at its New York office facilities which caused some damage to its library tapes of boxing events. The Company has moved to temporary office space on another floor in the building. The estimate of the damage has yet to be determined. The Company does not have any of the required insurance coverage pursuant to its office lease, nor for any potential loss it might have incurred as a result of this fire.

On April 16, 2004, the Company issued 15,500 shares of its Class A Common Stock, held in treasury, to a third party in exchange for legal services provided by this third party to the Company.

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 2, 2003, the Company was notified by BDO Seidman, LLP, ("BDO ") of its resignation as the Company's principal independent accountants. On April 4, 2003, we engaged Marcum & Kliegman, LLP ("M&K") as our principal independent accountants for the fiscal year ending December 31, 2002. The action to engage M&K was taken following the unanimous approval of our Audit Committee.

During the last two fiscal years ended December 31, 2002 and December 31, 2001, and for the period commencing January 1, 2003 through April 2, 2003, (i) there were no disagreements between us and BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BDO would have caused BDO to make reference to the matter in its reports on our financial statements, and (ii) BDO's reports did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two fiscal years ended December 31, 2002 and December 31, 2001, and for the period commencing January 1, 2003 through April 2, 2003, there were no reportable events as such term is described in Item 304(a)(1)(iv) of Regulation S-B. BDO 's opinion in its report on our financial statements for each of the years ended December 31, 2001 and 2000, expressed substantial doubt with respect to our ability to continue as a going concern.

During the two fiscal years ended December 31, 2002 and December 31, 2001, and for the period commencing January 1, 2003 through April 2, 2003, we have not consulted with M&K regarding either:

     1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that M&K concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or


     2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is described in Item 304(a)(1)(iv)(A) of Regulation S-B.

For all periods preceding the termination of M&K, the Company and M&K had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of M&K, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report M&K might have issued. Furthermore, none of M&K's reports on the Company's consolidated financial statements contained an adverse opinion, disclaimer of opinion, or modification or qualification of opinion, except that M&K's report on the consolidated financial statements for the year ended December 31, 2002 contains an explanatory paragraph indicating that there is substantial doubt as to the Company's ability to continue as a going concern.

On May 20, 2003, at approximately 9:45 p.m., the Company filed its Form 10-KSB for the fiscal year ended December 31, 2002 with the Securities and Exchange Commission. Prior to making its filing, BDO, the Company's former independent accountant, informed the Company that all of their comments on the Form 10-KSB must be addressed prior to such filing or the Company would not have their approval to include BDO's report containing its audit opinion for the consolidated financial statements for the fiscal year ended December 31, 2001. Also, prior to such filing, M&K orally advised the Company and confirmed said conversation by transmitting an e-mail to the Company, that was electronically dated at 6:46 p.m., that they had not had the opportunity to review the then latest draft of the Company's Form 10-KSB and as such were not in a position to authorize the filing with the inclusion of their report containing its audit opinion. Prior to and after such communications, the Company and representatives of M&K and BDO continued their efforts to address any outstanding comments that were required to complete the audit of the Company's consolidated financial statements and to obtain the approval of M&K and BDO, respectively, in the filing of the Form 10-KSB and to the inclusion of their respective reports therein.

Thereafter, on May 21, 2003, both BDO and M&K notified the Company that certain of their requested comments and changes that were provided to the Company were not included in the filing made with the Commission on May 20, 2003. In addition, M&K and BDO, respectively, notified the Company that they had not provided their approvals with respect to said filing, and that they did not authorize the inclusion of their reports with respect to the Company's consolidated financial statements.

In light of the foregoing, the Company undertook a review of the events surrounding the filing, and concluded that the filing was made without the authority and approval of the accountants. In addition, the Company concluded that, in accordance with its filing and other disclosure obligations under the Securities Exchange Act of 1934, it was in the best interest of all parties concerned to prepare and file a Form 10-KSB/A which omits the auditors' reports contained in the original Form 10-KSB filed on May 20, 2003.

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE, continued:

The Company filed Form 10-KSB/A on May 23, 2003 which did not contain the reports of the Company's independent accountants with respect to the Company's consolidated financial statements contained in the Form 10-KSB/A. In addition, on May 23, 2003, the Company filed a Form 8-K reporting the preceding events of May 20, 2003 and May 21, 2003. The Company at that time began aggressively seeking to have the Form 10-KSB/A reviewed by the accountants and to have the accountants provide any additional comments required to complete their reports and to provide their approvals in connection with the filing.

A second amended Form 10-KSB/A was filed on June 27, 2003, which contained the reports of each of M&K and BDO, respectively, on the Company's consolidated financial statements.

On July 22, 2003, the Company notified M&K that the Company was terminating its services, effective as of that date. The Company's Board of Directors, Chairman of the Audit Committee and the outside members of the Audit Committee recommended and approved the decision.

On July 24, 2003, the Company engaged Wolinetz, Lafazan & Company, PC ("Wolinetz"), as its independent accountants.

During the two fiscal years ending December 31, 2002 and December 31, 2001, and for the period commencing January 1, 2003 through July 24, 2003, we have not consulted with Wolinetz regarding either:

     1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Wolinetz concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

     2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is described in Item 304(a)(1)(iv)(A) of Regulation S-B.


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and the chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls
There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers:

Name                     Age    Position
--------------           ---    ----------
Cedric Kushner           55     President & Chairman
James DiLorenzo          39     Secretary, Treasurer & Executive Vice President
Steven Angel             27     Consultant (resigned as director on
                                September 21, 2003)

Cedric Kushner, 55, became our President and a director on April 30, 2002. The Company's President has served as president of Cedric Kushner Boxing, Inc. ("CKB") and its predecessor companies since 1974. From 1974 to 1982, the Company's President was one of the premier rock `n' roll promoters in the United States. He promoted the likes of Steppenwolf, Fleetwood Mac, Bob Segar, Rod Stewart, Journey, Joni Mitchell and the Rolling Stones. Since 1982, the Company's President has steadily established himself as a respected promoter in the world of boxing. Currently, CKB promotes world champion and top contender boxers.

James DiLorenzo, 39, became our Executive Vice President, Secretary and Treasurer, as well as a director, on April 30, 2002. Mr. DiLorenzo joined CKB's predecessor in 1991 and became a partner in 1998. Mr. DiLorenzo has served as executive vice president, secretary and treasurer of CKB and its predecessor since 1999. Mr. DiLorenzo created the popular "Heavyweight Explosion" and "ThunderBox" series and is currently the head of all of CKB's media endeavors. Mr. DiLorenzo also manages CKB's international and domestic television distribution.

Steven Angel, 27, who served as a director since January, 2000 and as the Company's Executive Vice President and Secretary from January 14, 2000 through April 30, 2002, resigned as a director on September 21, 2003. Mr. Angel provided the Company with consulting services in connection with business development, management transition and other matters. The agreement provided that Mr. Angel receive a monthly fee of $7,000. The consulting agreement, which commenced on May 1, 2002 and was extended on a month-to-month basis, was mutually terminated on January 31, 2004 when Mr. Angel was hired as an employee of the Company.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company's review of copies of all disclosure reports filed by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following directors and executive officers of the Company failed to timely file reports during 2003:
None.

Item 10.   EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation during each of the last three fiscal years to our Chief Executive Officer for each of those years and any officer who earned in excess of $100,000 in any of the last three fiscal years.

                                     Annual Compensation                       Long-Term Compensation
                                   --------------------------------------- -----------------------------------------------------
                                                                                  Awards                           Payouts
                                                                           ---------------------------    ----------------------
                                                                                           Securities
Name and                    Year      Salary      Bonus   Other Annual   Restricted Stock  Underlying     LTIP       All Others
Principal Position                                          Compansation       Awards      Options/SAR's  Payouts   Compensation
--------------------------------------------------------------------------------------------------------------------------------
Cedric Kushner
  Chairman of the Board      2003              $0    -           -              -             -              -          -
  & President                2002        $127,000    -           -              -             -              -          -
                             2001        $165,000    -           -              -             -              -          -

Jim DiLorenzo
  Secretary, Treasurer       2003        $104,000    -           -              -             -              -          -
  & Executive Vice President 2002        $137,000    -           -              -             -              -          -
                             2001        $150,000    -           -              -             -              -          -

Adam Goldberg
  Chairman of the Board      2003              $0    -           -              -             -              -          -
  & Chief Executive Officer  2002              $0    -           -              -             -              -          -
                             2001         $12,000    -           -         $9,300       $30,000 (1)          -          -

Steven Angel
  Secretary                  2003         $84,000    -           -              -             -              -          -
  & Executive Vice President 2002         $87,000    -           -              -             -              -          -
                             2001         $84,000    -           -        $46,500      $283,000 (2)          -          -

(1) Consists of 30,000 options to purchase common stock at an exercise price of $0.34 granted on or about February 15, 2001.

(2) Consists of a warrant to purchase 133,334 shares of common stock at an exercise price of $0.45 per share granted on May 1, 2001, 112,500 options to purchase common stock granted during the period from February 2001 through January 2002 and options to purchase a total of 37,500 shares of common stock granted on June 13, 2002. The options have exercise prices ranging from $0.23 to $1.44.

Compensation of Directors

The Company's directors are reimbursed for any out-of-pocket expenses incurred by them for attendance at meetings of the Board of Directors or committees thereof.

Stock Option Grants and Exercises

Adam Goldberg
Adam Goldberg, who served as our Chairman and Chief Executive Officer until his resignation on April 30, 2002, was issued the following stock options by the
Company:

Pursuant to the Company's 1998 Incentive and Non-Qualified Stock Option Plan, on or about February 15, 2001, 30,000 options to purchase common stock at an exercise price of $0.34. These options vested immediately and expire in 7 years. The shares underlying these options are registered and contain a cashless exercise provision.

On April 24, 2002, 49,000 options to purchase common stock at an exercise price of $1.43. These options vested on February 21, 2003 and expire in 5 years. The shares underlying these options have a right of inclusion in Company registrations (subject to certain conditions) and contain a cashless exercise provision.

Steven Angel
Steven Angel, who resigned as our Executive Vice President and Secretary on April 30, 2002 and as a member of our Board of Directors on September 24, 2003, was issued the following stock options by the Company:

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

Steven Angel, continued:
On April 24, 2002, 100,000 options to purchase common stock at an exercise price of $1.43. These options vested on February 21, 2003 and expire in 5 years. The shares underlying these options have a right of inclusion in Company registrations (subject to certain conditions) and contain a cashless exercise provision.

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


Option/SAR Grants in Last Fiscal Year

During the last completed fiscal year, ended December 31, 2003, the Company did not grant any stock options to any of the officers named in the Summary Compensation Table (Item. 10). The Company also did not grant any stock appreciation rights (as defined in Item 402(a)(6)(i) of Regulation S-B under the Securities Act) during the last completed fiscal year, and has no stock appreciation rights outstanding.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

During the last completed fiscal year, none of our executive officers exercised any options to acquire capital stock of the Company or any of its subsidiaries.

Long-Term Incentive Plans - Awards in Last Fiscal Year

Neither the Company nor any of its subsidiaries maintains any long-term incentive plans, as defined in Item 402(a)(6)(iii) of Regulation S-B under the Securities Act.

Employment Agreements

Steven Angel, a former member of our Board of Directors, provided the Company with consulting services in connection with business development, management transition and other matters. The agreement provided that Mr. Angel receive a monthly fee of $7,000. The consulting agreement, which commenced on May 1, 2002 and was extended on a month-to-month basis, was mutually terminated on January 31, 2004 when Mr. Angel was hired as an employee of the Company.

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

Name and Address of Beneficial Owner,                              Amount and Nature          Beneficial Ownership
as of December 31, 2003                                            Beneficial Ownership       Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
 Directors and Officers
 Steven Angel                                                       418,334   (3)                3.9%
     Cedric Kushner Promotions, Inc
     1414 Avenue of Americas, Suite 1402
     New York, New York 10019

 Cedric Kushner                                                  17,342,715(3)(7)               49.4%
     Cedric Kushner Promotions, Inc
     1414 Avenue of Americas, Suite 1402
     New York, New York 10019

 James DiLorenzo                                                  3,616,540(4)(7)               10.3%
     Cedric Kushner Promotions, Inc
     1414 Avenue of Americas, Suite 1402
     New York, New York 10019

                                                                 ----------------         ----------------
 All Directors and officers as a Group (3 persons)               21,377,589   (5)               60.9%
                                                                 ----------------         ----------------
 Other Shareholders
 Elliot Davis                                                     2,766,666   (6)                7.9%
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


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

The Company rented its former New York City office from the President of the Company on a month-to-month basis for the year ended January 31, 2003. Related party rent amounted to $7,500 and $120,000 for these premises during the years ended December 31, 2003 and 2002, respectively. The Company believes that the rent paid to the Company's President was consistent with the rent charged by others for similar office facilities. In February 2003, the Company moved to its current offices which are leased from an unrelated party at market rents.

Notes Payable - Stockholders

Notes payable - stockholders consisted of the following at December 31, 2003:

Note payable to stockholder in connection with consulting agreement for Big Content in the original amount $2,600,000 (see Note 4) payable in weekly installments of $5,000 over ten years without interest. The total remaining amount owing as of December 31, 2003 was $2,142,700. In accordance with the guidance in paragraph 37(k) of SFAS 141, this liability was recorded at present value of $1,316,616, as of December 31, 2003, utilizing appropriate current imputed interest rates. The Company determined that an appropriate imputed interest rate was 15% per annum. The amount of interest imputed for the years ended December 31, 2003 and 2002 were $200,529 and $157,788, respectively. The total payments on this note were $157,000 and $300,300 for the years ended December 31, 2003 and 2002, respectively, applied first to imputed interest and then to principal. At December 31, 2003, the accrued imputed interest added to the present value of the note due stockholder was $43,529. Our subsidiary, Big Content, has granted a first priority security interest in certain intellectual media assets to this note holder and certain of its affiliates as collateral for our payment obligations under various agreements. If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

Note payable due to the President of the Company dated September 16, 2002, bearing interest at 7 % per annum. Interest and principal on this note is due in full on September 15, 2005. Interest expense of $17,710 and $4,428 was recorded on the note in 2003 and 2002, respectively, and accrued interest at December 31, 2003 amounted to $22,138. The balance on this note as of December 31, 2003 was $253,000.

Note payable due to the President of the Company dated October 25, 2002, bearing interest at 7% per annum. Interest expense of $30,999 and $7,750 was recorded on the note in 2003 and 2002, respectively, and accrued interest at December 31, 2003 amounted to $38.749. Interest and principal on this note is due in full on October 24, 2005. The balance on this note as of December 31, 2003 was $442,857.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, continued

Note payable due to the President of the Company dated November 21, 2002, bearing interest at 7% per annum. Interest and principal on this note is due in full on November 20, 2005. Interest expense of $6,650 and $1,663 was recorded on the note in 2003 and 2002, respectively, and accrued interest at December 31, 2003 amounted to $8,313. The balance on this note as of December 31, 2003 was $95,000.

Note payable due to the President of the Company dated December 2, 2002, bearing interest at 7% per annum. Interest and principal on this note is due in full on December 2, 2005. Interest expense of $13,230 and $1,103 was recorded on the note in 2003 and 2002, respectively, and accrued interest amounted to $14,333 at December 31, 2003. The balance on this note as of December 31, 2003 was $189,000.

Note payable due to the President of the Company dated June 7, 2003, bearing interest at 7% per annum. Interest and principal on this note is due in full on September 15, 2005. Interest expense of $441 was recorded in 2003 and accrued interest at December 31, 2003 amounted to $441. The balance on this note as of December 31, 2003 was $12,500.

Note payable due to an officer of the Company, dated December 20, 2002, in the amount of $100,000 and bearing interest at 7% per annum. Interest and principal on this note were due in full on December 31, 2002. The balance on this note was $100,000 on October 21, 2003 when it was transferred in full to another stockholder of the Company. On October 21, 2003, the Company issued to the stockholder a note payable in the amount of $220,000, bearing interest at 8% per annum. This note represents the sum of the $100,000 note transferred from the officer of the Company and $120,000 in accrued expenses due the stockholder. Interest and principal on this note were due in full on October 21, 2003. The note is currently in default and, pursuant to its terms, now bears interest at 18% per annum. Interest expense was recorded in 2003 and accrued interest at December 31, 2003 amounted to $7,595. The balance on this note as of December 31, 2003 was $220,000.

On February 19, 2004, the Company and its President agreed to convert the Company's outstanding debt to its President into equity. Pursuant to the agreement the aggregate amount outstanding of $1,628,911 relating to various personal loans made by the President to the Company shall be converted into 65,156 shares of the Company's Series B Preferred Stock. Immediately following stockholder approval to increase the Company's authorized common stock, the Series B Preferred shall automatically convert into 3,257,800 shares of the Company's Class A Common Stock. The fair value of the Class A Common Stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's Class A Common Stock, which approximates $3,500,000. Therefore, the Company will recognize financing costs, related to this transaction, of approximately $1,800,000 for the year ending December 31, 2004.

Scheduled maturities of notes payable - stockholders at December 31, 2003 are as follows:

                 Year Ending December 31,
                         2004                                          $372,659
                         2005                                         1,086,094
                         2006                                           108,883
                         2007                                           126,477
                         2008                                           149,960
                      Thereafter                                        684,900
                                                            --------------------
          Total notes payable - stockholders                         $2,528,973
                Less: current portion                                   372,659
                                                            --------------------
   Note payable - stockholders, less current portion                 $2,156,314
                                                            ====================

Due to Stockholders/Officers

In addition to the notes payable to the Company's President, the Company has unsecured non-interest bearing advances payable to the Company's President and Vice President. At December 31, 2003, the balance owed to the Company's President was $636,554 and its Vice President was $97,281.

On February 19, 2004, the Company and its President agreed to convert the Company's outstanding debt to its President into equity. Pursuant to the agreement the aggregate amount outstanding of $1,628,911 relating to various personal loans made by the President to the Company shall be converted into 65,156 shares of the Company's Series B Preferred Stock. Immediately following stockholder approval to increase the Company's authorized common stock, the Series B Preferred shall automatically convert into 3,257,800 shares of the Company's Class A Common Stock. The fair value of the Class A Common Stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's Class A Common Stock, which approximates $3,500,000. Therefore, the Company will recognize financing costs, related to this transaction, of approximately $1,800,000 for the year ending December 31, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number     Description
3.1*     Articles of Incorporation of the Registrant
3.2*     By-laws of Registrant
4.1*     Specimen common stock Certificate
10.1*    1996 Incentive and Non-qualified Stock Option Plan
10.2* Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan
10.3*    Form of Non-qualified Stock Option
         Agreement under 1996 Incentive and Non-qualified Stock Option Plan
10.4*    1998 Incentive and Non-qualified Stock Option Plan
10.5* Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan
10.6* Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan
10.7* Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan
10.8* Form of Consulting Agreement between the Company and Sobel Consulting Services, LLC, dated February 2, 2000
10.9*    Form of amendment to Consulting Agreement between the Company and Gary
         A. Rogers, dated October 6, 2000.
10.10* Form of Consulting Agreement between the Company and Alsayara Trading Company, dated October 13, 2000.
10.11* Form of Employment Agreement between the Company and Steven Angel, dated January 14, 2001.
10.12* Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo.
10.13* Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.
10.14* Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.
10.15* Employment Agreement, dated as of February 1, 2001, by and between the Company and Adam Goldberg.
10.16* Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc.
10.17* Payment Agreement, effective August 1, 2001, between the Company and Summit Trading Limited.
10.18* Form of Note and Warrant Purchase Agreement, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.
10.19* Form of Promissory Note, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.
10.20* Form of Warrant to Purchase Common Stock, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.
10.21* Amendment to Employment Agreement, dated April 24, 2002, between the Company and Steven Angel.
10.22* Amendment to Employment Agreement, dated April 24, 2002, between the Company and Adam Goldberg.
10.23* Termination Agreement regarding the Consulting Agreement and Payment Agreement, dated January 30, 2002, between the Company, Investor Relations Services, Inc., and Summit Trading Limited.
10.24* Consultant Compensation Agreement, dated August 2001, between the Company, Buffalo Consultants, LLC, Sheldan Consulting LLC, and CMR Capital Group, LLC.
10.25* Form of Note and Warrant Purchase Agreement, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.
10.26* Form of Convertible Promissory Note, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.


* Previously filed.

(b) Reports on Form 8-K.

None.

Exhibit
Number     Description

10.27* Form of Warrant to Purchase Common Stock, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.
10.28 Form of Convertible Promissory Note, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement.

10.29 Form of Warrant to Purchase Common Stock, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement
10.30 Form of Note and Warrant Purchase Agreement, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement.
10.31 Form of Warrant to Purchase Common Stock, executed May, 28 2003 between the Company and a purchaser in a private placement
10.32 Form of Note and Warrant Purchase Agreement, executed May, 28 2003 between the Company and a purchaser in a private placement.
10.33 Form of Convertible Promissory Note, executed May, 28 2003 between the Company and a purchaser in a private placement.
10.34    Form of Promissory Note, executed January 30, 2003, between the
         Company and a lender.
10.35 Form of Promissory Note, executed March 24, 2003, between the Company and a lender.
10.36 Form of Promissory Note, executed March 27, 2003, between the Company and a lender.
10.37 Form of Warrant to Purchase Common Stock, executed August 12, 2003 between the Company and a purchaser in a private placement
10.38 Form of Convertible Promissory Note, executed August 12, 2003 between the Company and a purchaser in a private placement
10.39 Form of Note and Warrant Purchase Agreement, executed August 12, 2003 between the Company and a purchaser in a private placement.
10.40 Form of Warrant to Purchase Common Stock between the Company and Yeend & Castaneda, dated September 5, 2003
10.41 Consulting Agreement, effective January 6, 2004, between the Company and SOS Resource Services, Inc.
10.42 Amendment to the Consulting Agreement between the Company and SOS Resource Services, Inc., dated January 30, 2004.
10.43 Form of Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement.
10.44 Form of Warrant to Purchase Common Stock, executed December 2003, between the Company and various purchasers in a private placement.
10.45 Form of Convertible Promissory Note, executed December 2003, between the Company and various purchasers in a private placement.
10.46 Supplement to the Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement.
10.47 Consulting Agreement, effective January 1, 2004, between the Company and Bulldog Management, LLC.
10.48 Form of Warrant to Purchase Common Stock, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.
10.49 Form of Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.
10.50 Form of Convertible Promissory Note, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.
10.51 Supplement, dated March 19, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.
  3.3 Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004.


* Previously filed.

(b) Reports on Form 8-K.

None.

Exhibit
Number     Description

10.52 Supplement, dated March 29, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.

10.53 Exchange Agreement, dated February 19, 2004, between the Company and Cedric Kushner.

10.54 Amended Exchange Agreement, dated May 7, 2004, between the Company and Cedric Kushner.

10.55 Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr.

10.56 Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield


Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees (Exhibit 99.3) that applies to all of the officers, directors and employees of the Company.


* Previously filed.

(b) Reports on Form 8-K.

None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
The aggregate fees billed and paid, including fees paid in 2004, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each of the fiscal years ended December 31, 2003 and 2002 were:

         $230,000 paid to Marcum & Kliegman LLP for the audit of the Company's annual consolidated financial statements for 2002; and

         $45,500 paid to Wolinetz, Lafazan & Company, P.C. for the audit of the Company's annual consolidated financial statements for 2003.

AUDIT-RELATED FEES
The Company did not incur any fees for services reasonably related to the performance of the audit or review of the consolidated financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES
Our principal accountants did not render any services for tax compliance, tax advice, and tax planning work for the fiscal years ended December 31, 2003 and December 31, 2002.

ALL OTHER FEES
Our principal accountants did not render any other services for the fiscal years ended December 31, 2003 and December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CEDRIC KUSHNER PROMOTIONS, INC. & SUBSIDIARIES







Date: June 23, 2004                /s/ Cedric Kushner
                                    ------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: June 23, 2004                /s/ James DiLorenzo
                                    -------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)