Form 10QSB
period 2004-03-31
CEDRIC KUSHNER PROMOTIONS INC
filed 2004-08-13
CIK 1064539

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                       1414 Avenue of Americas, Suite 406
                               New York, NY 10019
               (Address & Zip code of principal executive offices)

                                 (212) 755-1944
                           (Issuer's telephone number)


         1414 Avenue of Americas, Suite 1402 New York, NY 10019 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No_x_


                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            As of August 12, 2004, there were 10,648,707 outstanding
               shares of common stock, par value $0.01 per share.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES


                                      INDEX
                                       TO
                                   FORM 10-QSB

                                                                                                  Page

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet at March 31, 2004 (Unaudited)                      3

            Condensed Consolidated Statements of Operations for the three                           5
            months ended March 31 2004 and 2003 (Unaudited)

            Condensed Consolidated Statements of Cash Flows for                                     6
            the three months ended March 31 2004 and 2003 (Unaudited)

            Notes to Condensed Consolidated Financial Statements                                    8

Item 2.     Management's Discussion and Analysis or Plan of Operation                               25

Item 3.     Controls and Procedures                                                                 31

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                       32

Item 2.     Changes in Securities                                                                   36

Item 3.     Defaults Upon Senior Securities                                                         37

Item 4.     Submission of Matters to a Vote of Security Holders                                     37

Item 5.     Other Information                                                                       37

Item 6.     Exhibits and Reports on Form 8-K                                                        37

            SIGNATURES                                                                              40

            CERTIFICATIONS                                                                          41

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        AS OF MARCH 31, 2004 (Unaudited)

                                     ASSETS

 CURRENT ASSETS:
    Cash                                                                                           $81,308
    Escrow Funds                                                                                   535,980
    Accounts receivable, net of allowance for doubtful accounts of $44,120                         127,213
    Other current assets                                                                            66,288
                                                                                    -----------------------
         TOTAL CURRENT ASSETS                                                                      810,789
                                                                                    -----------------------

 PROPERTY AND EQUIPMENT, NET                                                                        17,048

 OTHER ASSETS:
    Prepaid signing bonuses, net                                                                   312,609
    Deferred finance cost, net                                                                           -
    Security deposit                                                                                28,584
    Intangible assets, net                                                                       1,362,976
                                                                                    -----------------------
         TOTAL ASSETS                                                                           $2,532,006
                                                                                    =======================

    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        AS OF MARCH 31, 2004 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Accounts payable                                                                            $2,544,515
    Accrued litigation and judgments payable                                                     1,183,820
    Due to stockholders/officers                                                                   262,626
    Current portion of notes payable - stockholders                                                372,659
    Convertible debt, net of discounts                                                             686,128
    Current portion of notes and loans payable                                                   3,150,234
    Accrued expenses and other current liabilities                                               2,031,422
    Deferred revenue                                                                               400,000
                                                                                    -----------------------
         TOTAL CURRENT LIABILITIES                                                              10,631,403
                                                                                    -----------------------
 LONG-TERM LIABILITIES:
     Notes payable - stockholders, less current portion                                          1,197,114
     Notes and loans payable, less current portion                                               1,205,000
                                                                                    -----------------------
         TOTAL  LONG-TERM LIABILITIES                                                            2,402,114
                                                                                    -----------------------
         TOTAL  LIABILITIES                                                                     13,033,517
                                                                                    -----------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $.01 par value, authorized 5,000,000 shares
        Series A convertible, $.01 par value, authorized 500,000 shares,                             1,175
          117,500 shares issued and outstanding (liquidation preference of $352,500)
        Series B convertible, $.01 par value, 464,908 shares authorized, issued                      4,650
          and outstanding (liquidation preference of $4,058,911)
        Series C convertible, $.01 par value, 27,923 shares authorized,                                279
          issued and outstanding (liquidation preference of $4,500,000)
        Series D, $.01 par value, 399,752 shares authorized, 399,752 shares
          3,998 issued and outstanding (liquidation preference of $2,430,000)
    Common stock, $.01 par value, authorized 20,000,000 shares
       Class A, $.01 par value, 15,000,000 shares authorized,                                      107,690
          10,768,991 shares issued and 10,648,707 shares outstanding
       Class B, $.01 par value, 5,000,000 shares authorized,                                             -
          -0- shares issued and outstanding
       Class A Common Stock to be issued, 11,205,692 shares                                      9,403,072
    Additional paid-in capital                                                                  15,559,999
    Accumulated deficit                                                                        (33,096,021)
    Deferred consulting fees                                                                    (1,790,000)
    Deferred finance costs                                                                               -
    Deferred signing bonuses                                                                      (495,055)
    Treasury stock, at cost - 120,284 shares of Class A common stock                              (201,298)
                                                                                    -----------------------
         TOTAL STOCKHOLDERS' DEFICIENCY                                                        (10,501,512)
                                                                                    -----------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         $2,532,006
                                                                                    =======================

    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                           2004                   2003
                                                                   --------------------  -----------------------
REVENUES
   Boxing promotions                                                        $1,327,373                1,036,377
   Media                                                                       229,370                  266,189
                                                                   --------------------  -----------------------
        TOTAL REVENUES                                                       1,556,743                1,302,566
                                                                   --------------------  -----------------------
OPERATING COSTS AND EXPENSES
   Cost of revenues - boxing promotions                                      1,454,353                  889,408
   Cost of revenues - media                                                    175,773                  352,337
   Selling, general and administrative                                         799,647                  502,233
   Amortization of signing bonuses                                             143,088                  120,338
   Amortization of intangible assets                                            68,333                  137,562
   Depreciation and amortization of property and equipment                       2,446                   12,362
   Compensatory element of stock and warrant                                   495,500                  505,237
     issuances for selling, general and administrative expenses
                                                                   --------------------  -----------------------
        TOTAL OPERATING COSTS AND EXPENSES                                   3,139,140                2,519,478
                                                                   --------------------  -----------------------
        LOSS FROM OPERATIONS                                                (1,582,397)              (1,216,912)
                                                                   --------------------  -----------------------
OTHER INCOME (EXPENSES)
   Gain on sale of boxing promotional agreement                                 25,000                        -
   Interest expense - related parties                                          (62,971)                 (72,831)
   Interest expense - other                                                   (159,954)                (275,697)
   Financing costs paid in stocks and warrants                              (3,396,582)                (311,380)
                                                                   --------------------  -----------------------
        TOTAL OTHER INCOME (EXPENSES)                                       (3,594,507)                (659,908)
                                                                   --------------------  -----------------------
NET LOSS                                                                    (5,176,904)             ($1,876,820)
                                                                   ====================  =======================
Net loss applicable to common stock:
   Net loss                                                                ($5,176,904)             ($1,876,820)
   Preferred stock dividends - Series A                                         (8,434)                  (7,933)
                                                                   --------------------  -----------------------
   Net loss applicable to common stock                                     ($5,185,338)             ($1,884,753)
                                                                   ====================  =======================
NET LOSS PER COMMON SHARE (basic and diluted)                                   ($0.49)                  ($0.18)
                                                                   ====================  =======================
PRO-FORMA NET LOSS                                                              ($0.09)                  ($0.04)
PER COMMON SHARE (basic and diluted) (See Note 2)
                                                                   ====================  =======================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
   Basic and diluted                                                        10,648,707               10,648,707
                                                                   ====================  =======================
   Pro-forma basic and diluted                                              57,001,267               47,823,920
                                                                   ====================  =======================

    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                       2004                 2003
                                                                -------------------   -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            ($5,176,904)        ($1,876,820)
  Adjustments to reconcile net loss
   to net cash (used in) operating activities:
  Depreciation and amortization                                            213,867             270,262
  Amortization of debt discount                                            507,708             297,475
  Provision for losses on accounts receivable                               33,121                   -
  Compensatory element of stock and warrant issuances                      495,500             505,237
    for selling, general and administrative expenses
  Financing costs paid in stocks and warrants                            2,888,874              13,905
  (Increase) decrease in operating assets:
    Escrow funds                                                          (535,980)                  -
    Accounts receivable                                                   (127,212)            (98,500)
    Miscellaneous receivables and other assets                             (13,788)              6,833
    Other assets                                                                 -             (46,694)
  Increase (decrease) in operating liabilities:
    Accounts payable                                                        15,531            (187,844)
    Accrued litigation and judgments payable                                19,208             256,520
    Accrued expenses and other current liabilities                          96,475             353,896
    Deferred revenues                                                            -             400,000
    Customer advances                                                            -             110,500
                                                                -------------------   -----------------
             NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (1,583,601)              4,770
                                                                -------------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for prepaid signing bonuses                                 (10,000)           (630,000)
  Proceeds from sale of boxing promotional agreement                        25,000                   -
  Purchase of intangible assets                                                  -            (271,438)
                                                                -------------------   -----------------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           15,000            (901,438)
                                                                -------------------   -----------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholders and related parties                            58,865             283,629
  Repayments to stockholders and related parties                           (58,227)                  -
  Proceeds from notes and loans payable - stockholders                           -             (21,181)
  Repayment of notes and loans payable - stockholders                       (9,000)                  -
  Proceeds from convertible debt                                         1,577,000             305,000
  Bank overdraft                                                                 -              (7,572)
  Increase in dividend due on preferred stock                               (8,434)             (7,933)
  Proceeds from notes and loans payable - other                            315,000             551,385
  Repayment of notes and loans payable - other                            (246,500)           (185,650)
                                                                -------------------   -----------------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES          1,628,704             917,678
                                                                -------------------   -----------------

                                           NET INCREASE IN CASH             60,103              21,011
 CASH, BEGINNING OF PERIOD                                                  21,205                   0
                                                                -------------------   -----------------
 CASH, END OF PERIOD                                                       $81,308            $ 21,011
                                                                ===================   =================

    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                   (Unaudited)

                                                                                        FOR THE THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                 2004                     2003
                                                                          --------------------   ------------------------
 Cash paid during the period for:
  Interest                                                                            $38,176                    $22,955
Non-cash investing and financing activities:
   Recording of debt discount                                                      $1,577,000                   $305,000
   Common stock to be issued pursuant to consulting agreements                     $1,740,000                   $560,000
   Conversion of stockholders' notes and loan payable into equity                    $992,357                          -
   Conversion of stockholders' net advances into equity                              $636,554                          -
   Reclassification of accrued expense to due to stockholders/officers                $73,016                          -
   Conversion of stockholders' accrued interest into accrued expenses                 $91,691                          -
   Conversion of stockholders' accrued interest into equity                           $83,973                          -
   Conversion of notes payable into convertible debt                                  $10,000                          -


    The accompanying notes are an integral part of the financial statements.

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

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and there1fore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and supplementary data included in the Annual Report on Form 10-K/SB, filed on June 25, 2004.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004 or any other period.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $5,167,904 during the three months ended March 31, 2004. In addition, the Company had a working capital deficiency of $9,820,614 and stockholders' deficiency of $10,501,512 at March 31, 2004. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.

Note 2. Escrow Funds

On February 17, 2004, the Company executed an escrow agreement whereby proceeds received from note and warrant agreements were deposited in a non-interest bearing bank account maintained by the Company's escrow agents. At March 31, 2004, the balance in the escrow account was $535,980.


Note 3. Prepaid Signing Bonuses, Net

During the three months ended March 31, 2004, the Company paid $10,000 in signing bonuses, increasing the total to $561,657.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment analysis was performed in December 2003 of the Company's prepaid signing bonus. The fair value of this asset was determined by calculating its undiscounted, estimated future operating cash flow and comparing it to the carrying amount of the asset. This testing resulted in the determination that the carrying amount of the Company's prepaid signing bonus at March 31, 2004 does not exceed the potential amount that can be recovered from future, undiscounted cash flows. Accordingly, the Company did not record any impairment charges on its prepaid signing bonus in the first quarter of 2004.

On March 4, 2004, the Company entered into a participation agreement with an investor, in consideration of the payment of $25,000, the investor is entitled to receive 33.33% of the net revenues received from the promotion of a certain boxer. The Company recognized a gain from the sale of a percentage of its interest in this boxer.

Prepaid signing bonuses, net, consisted of the following at March 31, 2004:

                                                       Contract Period
                                                          ---------

Prepaid signing bonuses                        $561,667    3 years
Less: Accumulated amortization                  249,058
                                               --------
Prepaid signing bonuses, net                   $312,609
                                               ========


Amortization expense, which includes the amortization of both prepaid and deferred signing bonuses, for the three months ended March 31, 2004 and 2003 was $143,088 and $120,338, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property And Equipment, Net

Property and equipment, net, consisted of the following at March 31, 2004:

                                                                 Life
                                                               ---------
Office equipment                                    $23,291    5-7 years
Furniture and fixtures                               49,705    5-7 years
Automobile                                           51,726    5 years
Set and ring costs                                   27,514    5 years
Website development costs                             5,000    3 years
                                                 -----------
                                                    157,236
Less accumulated depreciation and amortization      140,188
                                                 -----------

Property and equipment, net                         $17,048
                                                 ===========


Depreciation and amortization expense of property and equipment was $2,446 and $12,362 for the three months ended March 31, 2004 and 2003, respectively.


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

The Company's subsidiary, Big Content, has granted a first priority security interest in certain intellectual media assets to Livingston Investments, LLC, a related party to the Company, and certain of its affiliates as collateral for our payment obligations under various agreements. If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

In accordance with SFAS No. 144, an impairment analysis was performed in March 2004 on the Company's intangible assets. The fair value of the media assets was determined by calculating the present value of estimated future operating cash flows. This testing resulted in the determination that the carrying amount of the Company's intangible assets at March 31, 2004 did not exceed its fair value. Accordingly, the Company did not record an impairment charge on its intangible assets in the first quarter of 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Intangible Assets, Net, continued:

The changes in the carrying amount of intangible assets during the three months ended March 31, 2004 were as follows:

                        Estimated    Balance      Acquired    Impairment    Balance     Accumulated       Net
                        Useful Life   as of       in 2004      in 2004       as of     Amortization   Book Value
                                     12/31/03                               3/31/04     at 3-31-04    at 3-31-04
                        -------------------------------------------------------------------------------------------
 Acquired video library   5 Years     $888,000          $ -          $ -     $888,000      (466,333)   $421,667

 HWE Trademarks          10 Years    1,015,332            -            -    1,015,332      (356,582)    658,750
 and contractual
 relationships

 Acquired European        7 Years       70,000            -            -       70,000       (10,358)     59,642

 Media Rights

 Acquired America        10 Years      250,000            -            -      250,000       (27,083)    222,917

 Presents Library

                                    ------------------------------------------------------------------------------
                  Total             $2,223,332           $0           $0   $2,223,332     ($860,356) $1,362,976
                                    ==============================================================================

Amortization expense of intangible assets was $68,333 and $137,562 for the three months ended March 31, 2004 and 2003, respectively.


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

The Company's reportable segments are strategic business units that offer different outputs. The following table presents information about the Company's business segments as of and for the three months ended March 31, 2004:

                                                              Boxing promotions      Media              Total
                                                             ----------------- ----------------- --------------------
Net revenue from external customers                                $1,327,373          $229,370           $1,556,743
Operating loss                                                     $1,060,206          $522,191           $1,582,397
Amortization of signing bonuses                                      $143,088                 -             $143,088
Amortization of intangible assets                                           -           $68,333              $68,333
Depreciation and amortization of property and equipment                $1,639              $807               $2,446
Compensatory element of stock and warrant issuances                  $331,985          $163,515             $495,500
  for selling, general and administrative expenses
Interest expense - other                                             $107,169           $52,785             $159,954
Interest expense - related parties                                    $42,191           $20,781              $62,971

Total identifiable assets                                            $439,822        $2,092,184           $2,532,006

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Segment Data, continued:

The following table presents information about the Company's business segments as of and for the three months ended March 31, 2003:

                                                                 Boxing
                                                               Promotions             Media               Total
                                                             ----------------- ----------------- --------------------
Net revenue from external customers                                $1,036,377          $137,689           $1,174,066
Operating loss                                                       $755,167          $503,445           $1,258,612
Amortization of signing bonuses                                       $14,922                 -              $14,922
Amortization of intangible assets                                           -          $107,812             $107,812
Depreciation and amortization of                                     $477,237           $12,362             $489,599
   property and equipment
Interest expense - other                                             $162,355          $108,237             $270,592
Interest expense - related parties                                    $43,699           $29,132              $72,831

Total identifiable assets                                            $164,270        $3,699,275           $3,863,545
Capital expenditures for property and equipment                       $11,665                 -              $11,665
Capital expenditures for intangible assets                                  -           $40,000              $40,000

Foreign revenue disclosure

The Company had revenues from foreign sources in the amounts of approximately $180,000 and $94,000 for the three months ended March 31, 2004 and 2003, respectively. This foreign source revenue accounted for 11.5% and 7.4% of total revenues the three months ended March 31, 2004 and 2003, respectively. Foreign source revenue is determined by the country in which the fight was broadcast.


Reconciliation of reportable segment operating loss to consolidated net loss

A reconciliation of reportable segment operating loss to the Company's consolidated net loss for the three months ended March 31 2004 and 2003 is as follows:


                                                                 For The Three Months Ended
                                                                       Ended March 31,
                                                             -----------------------------------
                                                                   2004              2003
                                                             ----------------- -----------------
Operating loss                                                    ($1,582,397)      ($1,216,912)
   Gain on sale of boxing promotional agreement                        25,000                 -
   Interest expense - other                                          (159,954)         (275,697)
   Interest expense - related parties                                 (62,971)          (72,831)
   Financing costs paid in stocks and warrants                     (3,396,582)         (311,380)
                                                             ----------------- -----------------
     Net loss                                                     ($5,176,903)      ($1,876,820)
                                                             ================= =================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Due to Stockholders/Officers

On February 19, 2004 the Company and its President converted $1,628,911 of the Company's outstanding debt, including $636,554 in personal advances made by the President, into equity (Please refer to Part II -- Other Information, Item 2, Change in Securities). During the three months ended March 31, 2004, the Company reclassified $91,691 in accrued interest due the Company's President into non-interest bearing advances payable to the Company's President. The Company also had net repayments over borrowings in the aggregate amount of $1,602 to the President of the Company, thereby decreasing the total indebtedness to this stockholder/officer to $90,089 at March 31, 2004. The amounts advanced to the Company by the President have no specific terms, conditions, or maturities.

The Company has an unsecured non-interest bearing advance payable to the Company's Vice President. At March 31, 2004, the balance owed to the Company's Vice President was $99,521.

The Company also has an unsecured non-interest bearing advance payable to a stockholder. At March 31, 2004, the balance owed to the stockholder was $73,016.

Note 8. Notes And Loans Payable

During the three months ended March 31, 2004, the Company has repaid some of the loans that had either matured or were in prior default. It has also entered into various loan agreements with third parties resulting in new or additional borrowings. These agreements have various terms, with interest rates ranging from 10% to 12%, and maturities, extending from one month to less than one year. The Company is in default of some of the agreements.

The combined principal balance outstanding as of March 31, 2004 is indicated below:

                                                    Balance at             Additional     Repayments or           Balance at
                                                   December 31             Borrowings     Adjustments          March 31, 2004
                                                  --------------------  ---------------  ----------------  ---------------------
Current portion of notes and loans payable                 $3,081,734         $315,000         ($246,500)            $3,150,234

Long-term portion of notes and loans payable               $1,214,000               $0           ($9,000)            $1,205,000
                                                  --------------------  ---------------  ----------------  ---------------------
                                                           $4,295,734         $315,000         ($255,500)            $4,355,234
                                                  ====================  ===============  ================  =====================

Note 9. Notes Payable - Stockholders

During the three months ended March 31, 2004, the Company converted $992,357 in long-term debt to the Company's President into equity, which is included in the $1,628,911 described in Note 7 above (Please refer to Part II -- Other Information, Item 2, Change in Securities).

The combined principal balance outstanding as of March 31, 2004 is indicated below:

                                                    Balance at             Additional     Repayments or           Balance at
                                                   December 31             Borrowings     Adjustments          March 31, 2004
                                                  --------------------  ---------------  ----------------  ---------------------
Current portion of stockholders'
notes and loans payable                                      $372,659               $0                $0               $372,659

Long-term portion of stockholders'
notes and loans payable                                    $2,156,314          $45,353       ($1,004,553)            $1,197,114
                                                  --------------------  ---------------  ----------------  ---------------------
                                                           $2,528,973          $45,353       ($1,004,553)            $1,569,773
                                                  ====================  ===============  ================  =====================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10. Convertible Debt

During the three months ended March 31, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $1,577,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. These notes will mature at various dates prior to July 27, 2004. The Company is presently in default of these notes.

The outstanding balance, net of unamortized debt discount of $1,103,160 as of March 31, 2004 was $473,840. Financing costs, related to the amortization of the beneficial conversion feature for the three months ended March 31, 2004 and included in the consolidated statement of operations, amounted to $821,760, including $347,920 in excess beneficial conversion cost. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital.

In connection with the convertible notes, the Company issued 788,500 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period. The fair value of the warrants was $709,445 at an average price of $0.90 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the three months ended March 31, 2004 and included in the consolidated statement of operations, amounted to $709,445.

Additionally, the Company paid a Finder cash compensation equal to ten percent (10%) of the gross amount of the notes and warrant agreements funds received. Further, the Company agreed to issue the Finder warrants to purchase shares of common stock equal to 10% of the gross proceeds raised by the Finder divided by the exercise price of the warrants. The warrants, which have an estimated fair value of approximately $54,000, shall have a term of 5 years and an exercise price of $0.50 per share.

The following reflects the balance of convertible debt and debt discount at March 31, 2004:

                                         Convertible Debt                                  Unamortized Debt Discount
                                         ----------------                                      ----------------
Balance at December 31, 2003                    $240,000     Unamortized discount                      $61,580
                                                               at December 31, 2003
 Additional borrowings                        $1,577,000     Additional unamortized debt            $1,577,000
   during the three months                                     discount during the three
   ended March 31, 2004                                        months ended March 31, 2004
                                         ----------------                                      ----------------
                                              $1,817,000                                            $1,638,580
 Less amount converted to equity                             Less amount amortized
   during the three months                                     during the three months
   ended March 31, 2004                               $0       ended March 31, 2004                   $507,708
                                         ----------------                                      ----------------
   Balance at March 31, 2004                  $1,817,000       Balance at March 31, 2004            $1,130,872
                                         ================                                      ================

                                       13

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11. Stockholders' Deficiency

Common Stock

The Company has two classes of common stock authorized as of March 31, 2004.

Class A

The Company is in the process of amending its certificate of incorporation (subject to completion of its proxy statement and obtaining shareholder approval) to increase the authorized number of Class A Common Stock to 100,000,000 in order to have shares available for shares committed under stock option plans, warrants, common stock to be issued, convertible debt and convertible preferred stock and stock to be issued in the future under a consulting agreement.

A summary of shares required to be available as of March 31, 2004 is as follows:

                                      Number of Shares of Class A
                                         Common Stock Required
                                            to be Available
                                   --------------------------------
Common stock issued                                     10,768,991
Stock option plans                                         308,666
Warrants                                                 9,960,686
Convertible debt                                       See Note 10
Common stock to be issued                               11,205,692
Preferred stock - Series A                               1,175,000
Preferred stock - Series B                              23,245,390
Preferred stock - Series C                               2,792,210
                                   --------------------------------
              Total                                     59,456,635
                                   ================================


The Company issued its Class A Common Stock during the three months ended March 31, 2004 as follows:

On January 6, 2004 the Company entered into a twelve-month consulting agreement with a company to provide general consulting services to the Company. This contract was then amended by letter agreement on January 30, 2004. Pursuant to the agreement as amended, the Company has agreed to issue to the consultant 3,000,000 restricted the Company's common stock. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized the Company's common stock. Additionally the Company has agreed to issue to the consultant an option to purchase 1,000,000 restricted shares of the Company's common stock on a fully diluted basis; 500,000 of which will have an exercise price of $1.00 plus 500,000 of which will have an exercise price of $2.00 per share. The shares underlying the option shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before June 30, 2004, the agreement shall be deemed null and void and the parties shall attempt to renegotiate the terms. As of the filing date of this report, stockholder approval to increase the number of authorized shares of the Company has not been successfully completed, and the Company and consultant are currently negotiating an amendment of the agreement.

Class B

The Company has 5,000,000 shares of its Class B, $ .01 common stock authorized of which none were issued and outstanding as of March 31, 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders' Deficiency, continued:

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

Series A Convertible Preferred Stock There are 500,000 authorized shares of a Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible into ten shares of common stock and pays a cumulative dividend of 8% per annum on the liquidation preference of $3 per share. At the date of the reverse merger, there were 135,000 shares of Series A Convertible Preferred Stock outstanding along with 1,350,000 common stock purchase warrants, exercisable at a price of $0.30 per share that were originally sold for $405,000.

Dividends on the Series A Convertible Preferred Stock are accruable if the Company does not amend its certificate of incorporation to increase the number of Class A Common Stock available to allow for the conversion of all of the Series A convertible preferred stock. As the Company has not yet amended its certificate of incorporation, the Company has accrued dividends of $32,980 during the three months ended March 31, 2004 related to the Series A Convertible Preferred Stock. The Company has a dividend arrearage of $91,050 at March 31, 2004.

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

Series B Convertible Preferred Stock
In connection with the reverse merger with Zenascent, the Company's Board of Directors authorized and issued 399,752 shares of a Series B convertible preferred stock. Each Share of Series B convertible preferred stock, as amended (see below), is convertible into 50 shares of the Company's common stock (or an aggregate of shares of 19,987,600 common stock) any time at the option of the holders or automatically upon ratification by the Company's stockholders of an increase in the amount of authorized shares. The stock, as amended, has a liquidation preference value of $4,058,911.

On September 30, 2002, two officers of the Company, entered into a Stock Amendment and Issuance Agreement ("SAIA") which provided that the Company's Series B Convertible Preferred Stock ("Series B Stock"), held only by those two officers, would be modified such that each share of Series B Stock would be convertible into only 50 shares of the Company's common stock, instead of 100 shares, as previously provided. The SAIA also provides that the aggregate liquidation preference of the Series B Stock would be reduced from $4,860,000 to $2,430,000. In consideration for their acceptance the Board of Directors authorized and issued to these officers 399,752 shares of a Series D Preferred Stock (the "Series D Stock") (see below).

In October 2002, the Company amended the Certificate of Its Designation, Preferences and Rights of Series B Convertible Preferred Stock to amend the conversion ratio of such stock from 100 to 50. Accordingly, the 399,752 shares of Series B Stock are now convertible into an aggregate of 19,987,600 shares of the Company's common stock.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11. Stockholders' Deficiency, continued

Preferred Stock, continued:

Series B Convertible Preferred Stock, continued:
On February 19, 2004 the Company and its President converted $1,628,911 of the Company's outstanding debt, relating to various personal loans and advances made by the President, into equity. In exchange of the afore-mentioned debt, the President received 65,156 shares of the Company's Series B Preferred Stock. Immediately following stockholder approval to increase the Company's authorized common stock, the Series B Preferred shall automatically convert into 3,257,800 shares of the Company's Class A Common Stock. The fair value of the Class A Common Stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's Class A Common Stock, which approximates $3,500,000. The Company recognized financing costs, related to this transaction, of approximately $1,800,000 in the first quarter of 2004.

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

Series D Preferred Stock
In connection with the amendment of the Series B Stock discussed above, the SAIA provided for the issuance to the Series B preferred stockholders 399,752 shares of Series D Preferred Stock, par value $0.01 per share (the "Series D Stock"), which has no right to receive dividends and is not convertible into the Company's common stock, but will vote together with the Company's common stock, with each share of Series D Stock having 50 votes. The Series D Stock carries an aggregate liquidation preference value of $2,430,000.

Warrants

Warrant activity and weighted average exercise prices for the three months ended March 31, 2004 was as follows:

                                                                                                    Weighted Average
                                                                                Number of Warrants   Exercise Price
                                                                                 ---------------   -----------------
Outstanding, December 31, 2003                                                        8,033,986               $0.30

Issued in connection with an agreement for professional services                      1,000,000               $1.50
Issued in connection with convertible debt                                              926,700               $0.50
                                                                                 ---------------   -----------------
Outstanding, March 31, 2004                                                           9,960,686               $0.52
                                                                                 ===============   =================

                                       16

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies

David Tua Agreements
Pursuant (i) to a Sale and Purchase Agreement (the "Sale Agreement") dated as of December 24, 2002 among Sports Tech, Ltd. ("Sports Tech"), CKP and, for limited purposes, the Company, and (ii) a Consent Agreement ("Consent") dated as of December 24, 2002 among David Tua, CKP and Tuaman, Inc., CKP acquired all of Sports Tech's right, title and interest in and to an exclusive promotional agreement (the "Tua EPA") with David Tua ("Tua"), a leading heavyweight contender. The term of the Tua EPA is for three years beginning on December 1, 2002, subject to certain options by CKP to extend such term based upon Tua being declared the world champion or number one contender. Pursuant to the Sale Agreement, CKP and the Company have agreed, among other things, to issue to Sports Tech 1,500,000 unregistered and restricted shares of common stock of the Company (provided that 250,000 of such shares have piggyback registration rights) with additional shares of common stock to be issued contingent upon Tua's future performance. Pursuant to the Consent, under certain circumstances relating to the amount realized from sales of the shares by Sports Tech, CKP may be obligated to make certain non-interest bearing advances of purses to Tua.


The Company has recorded the fair value of the 1,500,000 original shares of Company's stock to be issued of $1,065,000 on the date of the Sale Agreement as an adjustment to deferred signing bonuses and common stock to be issued and is amortizing the deferred signing bonus over the three year term of the related Tua EPA. Amortization of deferred signing bonus under this agreement for the three months ended March 31, 2004 and March 31, 2003 included in the consolidated statement of operations amounted to $354,000 and $29,583 respectively.

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

As part of the Sale Agreement, Sports Tech acknowledged that the Company did not have the 1,500,000 shares available to issue in accordance with the agreement. In addition, if the average closing price of the Company's Class A Common Stock for the 30 day period prior to the Rahman Bout was below $1.00 per share, the shares to be issued under the section of the Sale Agreement would increase to 1,700,000. The average price of the Company's Class A Common Stock 30 days prior to Rahman Bout was below $1.00 per share and therefore the Company is obligated to issue an additional 200,000 shares. In April 2003, the Company recorded the fair value of the additional 200,000 shares of common stock to be issued at $132,000 based upon the price of the stock on the date that the Company became obligated to issue the shares.

Simultaneously with the closing of the Sale Agreement and the Consent, CKP sold 50% of its economic interest in the Tua EPA to various participants (the "Tua Participants") pursuant to separate agreements (each a "Tua Participation Agreement") for an aggregate amount equal to $400,000. Such Tua Participation Agreements provide, among other things, that the first $400,000 of net revenues derived from the Tua EPA shall be remitted to the Tua Participants on a parri passu basis and that CKP shall cause the Company to issue to each Tua Participant a warrant to purchase unregistered and restricted shares of common stock of the Company with an aggregate value equal to 10% of the amount invested by each Tua Participant. Subsequently, the Company, Cedric Kushner, and two of the Tua Participants entered into separate agreements whereby the Company agreed that if (a) Cedric Kushner shall die after the date of the Agreement as each of the Tua Participant shall not have recouped their original investment of $100,000 (the "Tua Amount") or (b) such Tua Participant has not recouped the Tua Amount on or prior to 24 months from February 23, 2003, such Tua Participant shall have the right to sell its rights and interest in and to the Tua EPA to the Company at a price equal to the difference, if any, between the Tua Amount and the amount recouped as of such date Kushner dies or the expiration of the 24 month period, as applicable.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies, continued

Lease Obligations

On April 4, 2003, the Company entered into a lease agreement for its current office facilities in New York. The lease, which commenced on February 1, 2003 and continues until January 31, 2008, was modified, effective April 10, 2004.

The minimum annual lease payments required under the modified lease agreement are:

  Year Ending December 31,              Annual Rent
-------------------------------       -----------------
                2004                           $73,721
                2005                            74,941
                2006                            76,858
                2007                            78,913
                2008                             6,591
                                      -----------------
                                              $311,024
                                      =================


Consulting Agreement

On January 6, 2004 the Company entered into a twelve-month consulting agreement with a company to provide general consulting services to the Company. This contract was then amended by letter agreement on January 30, 2004. Pursuant to the agreement as amended, the Company has agreed to issue to the consultant 3,000,000 restricted shares of the Company's common stock in exchange for the various services provided. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. Additionally the Company has agreed to issue to the consultant an option to purchase 1,000,000 restricted shares of the Company's common stock on a fully diluted basis; 500,000 of which will have an exercise price of $1.00 plus 500,000 of which will have an exercise price of $2.00 per share. The shares underlying the option shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before June 30, 2004, the agreement shall be deemed null and void and the parties shall attempt to renegotiate the terms. As of the filing date of this report, stockholder approval to increase the number of authorized shares of the Company has not been successfully completed, and the Company and consultant are currently negotiating an amendment of the agreement.

Other

During 2003, the Company's staff consisted of contract workers; however, it is possible that those workers could be considered employees for withholding purposes pursuant to the Internal Revenue Code (the "Code"). The Company has accrued estimated amounts potentially owed, including estimated penalties pursuant to the Code as of March 31, 2004. The Company is currently treating all full-time staff as employees and is in full compliance with all withholding requirements.

The Company currently had no general liability insurance and was in violation of its office lease which requires it to maintain a comprehensive policy of liability insurance naming its landlord and designees as additional insured, with limits of liability not less than $2,000,000 combined single limit coverage on a per occurrence basis, including property damage. As of June 16, 2004, the Company has obtained such coverage.

CKP and CKSN were dissolved by State of New York, Division of Corporations by proclamation on June 25, 2003. Until such time as they are reinstated, CKP and CKSN's business is being performed through their sister subsidiaries or parent.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Litigation

Investor and Public Relations Agreement
On May 13, 2002 the Company entered into agreements with Investor Relation Services, Inc, ("IRSI") and Summit Trading Limited ("Summit") (collectively the "Consultants) to provide investor and public relations services. The agreement engaged the consultants to provide one or more investor relations plans as well as assistance in the coordination and execution of the agreed upon plan or plans. A plan would include several services as defined in the agreement. The agreement was to have been effective for the period from May 13, 2002 through May 12, 2005. As compensation for the services, the Company was to issue the Consultants 2,631,580 shares of Class A Common Stock of the Company. The fair value of the shares to be issued of $3,236,843 was recorded as deferred consulting fees and common stock to be issued based upon the value of the common stock on the date on which that agreement was entered into. Deferred consulting fees were to have been amortized over the three-year life of the agreement. Amortization expense related to this agreement from inception to December 31, 2003 amounted to $1,186,802, and has been included in compensatory element of stock issuances for selling, general and administrative expenses in the accompanying consolidated statements of operations. In August 2002, the Company terminated the contract for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud.

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

J.P. Morgan Chase & Company
The Company had a $200,000 credit line through a bank. During 2001, the line of credit expired and the bank converted the outstanding amount to a note payable. The note was payable in 36 monthly principal payments of $5,549, plus 6% interest per annum. The note was secured by assets of the Company and personally guaranteed by certain stockholders of the Company. Furthermore, the President of the Company was required to subordinate $578,735 of his loans to the Company in connection with this note. The balance on this obligation at March 31, 2004 amounted to $93,507, which is categorized as accrued litigation and judgments payable in the Company's consolidated financial statements.

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

Zomba Recording Corporation
In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of March 31, 2004, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

Buster Mathis, Jr.
In December 2001, Buster Mathis, Jr. ("Mathis"), a boxer, filed an action against the Company, CKP, CKB and the Company's President, individually, in the

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Litigation, continued:

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

On February 18, 2004 the Company paid Mathis an additional fee of $75,000 in an effort to forego any further action that Mathis was going to take either against the Company or Kushner individually. On March 24, 2004, the Company and Mathis entered into an amicable settlement arrangement whereby Mathis has agreed to release the Company, Cedric Kushner Promotions, Ltd., Cedric Kushner Productions, Ltd., and Cedric Kushner Boxing, Inc. from all liabilities and obligations including but not limited to those obligations arising from the Mathis SA, entered into effective as of April 18, 2003, and the judgment obtained by Mathis in regards to a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York styled Buster Mathis, Jr. v. Cedric Kushner et al. In exchange for such release the Company has hired Mathis in a consulting capacity for a term of three years. Mathis will assist the Company as a talent scout in its endeavors to search for young amateur boxers with professional potential. In addition, Mathis has agreed to attend occasional meetings, events or functions on behalf of the Company, and to advise, and discuss new concepts and projects in development by the Company. As compensation for services rendered, the Company has agreed to pay Mathis $363,000 in full by July 15, 2004 resulting in the Company recognizing an additional amount of $105,756 in settlement expense in 2003. Additionally, the Company agreed that if Mathis shall not have received the full compensation of $363,000 by July 15, 2004, then the Company shall pay Mathis additional compensation of $3,500 per month for each month that the sum of $363,000 (exclusive of the additional compensation) has not been paid. At the sole option of the Company, in lieu of payments, the Company may tender Mathis freely tradable shares of common stock of the Company registered pursuant to a Form S-8 that the Company intends to file, although there is no assurance that this will occur. At its sole and exclusive option, the Company may elect to accelerate the payment schedule. As of March 31, 2004, the Company has an outstanding balance of $278,000 due Mathis. As of August 12, 2004, the Company did not pay the $363,000 due on July 15, 2004, opting to pay the additional monthly compensation of $3,500.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Litigation, continued:

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

Shane Mosley
On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated. As of March 31, 2004, the Company had recorded as current notes payable approximately $510,000 as the remaining liability to the boxer.

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

The parties then agree to a fairness hearing whereby the final settlement agreement will be brought before a court to determine whether the settlement is fair and reasonable and, finally, issuing an exemption from registration of the settlement shares. If the Company is unable to issue the stock to the boxer, exempt from registration, then Mosley may seek to enforce the unsatisfied amount of the judgment against the Company and resume the prosecution of this action against the Company. However, if the Company is unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company. As of the filing date of this report, stockholder approval to increase the number of authorized shares of the Company has not been successfully completed, and the Company and consultant are currently negotiating an amendment of the agreement.

National Sports Partners
On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net Broadcast Service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorney fees. As of March 31, 2004, the Company had accrued approximately $239,000 as a potential liability to NSP.

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

Others
In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At March 31, 2004, the Company had accrued an aggregate of approximately $1,183,800, inclusive of the amounts previously discussed, with the exception of approximately $777,444 reported as notes payable.

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


Note 14.  Major Customer

Revenue from one customer accounted for approximately 89% and 77% of revenues for the three months ended March 31, 2004 and 2003, respectively.


Note 15.  Subsequent Events

From April 1, 2004 to July 21, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $50,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. Additionally, the Company issued 25,000 warrants to purchase shares of common stock in connection with the notes at an exercise price of $.50 per share. The warrants are exercisable over a five-year period. The fair value of the warrants is approximately $13,900 at an average price of approximately $.56 per share on the date of issuance, using the Black-Scholes pricing model. Additionally, the Company agreed to pay sales commission related to issuance of these notes and warrants in the amount of $5,000, plus the Company agreed to issue the sales agent 5,000 warrants with the same terms. This sales commission and the fair value of the warrants will be expensed over the term of the notes as financing costs.

On April 12, 2004, the Company entered into an exclusive promotional agreement ("EPA") with a boxer whereby the fighter grants the Company exclusive right to promote the fighter and arrange professional boxing contests (bouts) for the boxer. The Agreement has a term of two years; however, it can be extended under certain circumstances. In consideration, the boxer received a non-refundable payment of $125,000. The Company has also agreed to issue 250,000 shares of the Company's common stock to the boxer. Further, the Company has agreed to repurchase the boxer's shares, upon certain conditions, for an amount up to $150,000. The fair value of stock to be issued to the boxer was $212,500. The total cost of $337,500 will be amortized over the two year term of the EPA.

On April 13, 2004, the Company experienced a fire at its New York office facilities which caused some damage to its library tapes of boxing events. The Company has moved to temporary office space on another floor in the building. The estimate of the damage has yet to be determined. The Company did not have any of the required insurance coverage pursuant to its office lease, nor for any potential loss it might have incurred as a result of this fire. On June 16, 2004, the Company obtained the required insurance pursuant to a lease amendment, effective April 10, 2004 (See Note 12).

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Subsequent Events, continued:

On April 16, 2004, the Company issued 15,500 shares of its Class A Common Stock, held in treasury, to a third party in exchange for legal services provided by this third party to the Company. The fair value of stock to be issued was $11,315, which will be recognized as compensatory element of stock issuance expense during the three months ending June 30, 2004.

On June 7, 2004, the Company entered into an EPA with a boxer whereby the fighter grants the Company exclusive right to promote the fighter and arrange professional boxing bouts for the boxer. The Agreement continues until June 26, 2007. In consideration, the fighter received a non-refundable payment of $75,000 plus warrants to purchase 500,000 shares of Common Stock at exercise prices of $.40 per share. The warrants are exercisable over a five-year period. The fair value of the warrants was estimated at an average price of $0.41 per share on the date of issuance, using the Black-Scholes pricing model, totally $205,000. The total cost of $280,000 will be amortized over the three year term of the EPA.

On June 15, 2004, the Company entered into a participation agreement with an investor, in consideration of the payment of $75,000, the investor is entitled to receive 25% of the net revenues received from the promotion of a certain boxer.

On July 7, 2004, the Company entered into a participation agreement with an investor, in consideration of the payment of $15,000, the investor is entitled to receive 5% of the net revenues received from the promotion of a certain boxer.

On July 8, 2004, the Company formed a new wholly-owned subsidiary, Ckrush Entertainment, Inc. ("Ckrush"). Ckrush, which was organized as a Delaware corporation, will focus on the film and television industries.

From April 1, 2004 to July 17, 2004 the Company repaid approximately $92,000 to various third parties pursuant to several promissory notes or loan agreements.

From April 1, 2004 to July 21, 2004 the Company borrowed approximately $269,500 from various third parties pursuant to several promissory notes. The notes are short-term and mature on various dates, with interest accruing at 10% per annum.

On June 1, 2004 the Company entered into a six-month consulting agreement with an individual to provide general consulting services to the Company. Pursuant to the agreement and in exchange for the various services provided, the Company has agreed to issue to the individual 10,000 restricted shares of the Company's common stock every month, beginning with the effective date of the agreement and continuing until the expiration or termination of the agreement. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before November 1, 2004, the agreement shall be deemed null and void and the Company shall have no obligation to the individual hereunder.

From July 14, 2004 to August 5, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $156,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes.

Additionally, the Company issued 78,000 warrants to purchase shares of common stock in connection with the notes at an exercise price of $.50 per share. The warrants are exercisable over a five-year period. The fair value of the warrants is approximately $28,000 at a weighted average price of approximately $0.36 per share on the date of issuance, using the Black-Scholes pricing model. Additionally, the Company agreed to pay sales commission related to issuance of these notes and warrants in the amount of $15,600, plus the Company agreed to issue to the sales agent 15,600 warrants with the same terms. This sales commission and the fair value of the warrants will be expensed over the term of the notes as financing costs.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Subsequent Events, continued:

On June 30, 2004, the Company and other parties entered into a limited liability agreement to form and become members of a Delaware limited liability company, PLEDGE THIS HOLDINGS, LLC ("Pledge, LLC"). Pledge, LLC was formed to obtain necessary financing, produce and distribute a feature-length motion picture, including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution. In order to induce a group of investors ("Secured Party") to invest in and make accommodations to Pledge, LLC and in partial consideration of its 22.5% membership interest in Pledge, LLC, the Company entered a Guarantee and Pledge Agreement wherein it guaranteed to repay the $1,000,000 investment of the Secured Party in Pledge, LLC.

As further consideration, the Company entered a Class A Common Stock And Installment Agreement on June 30, 2004 wherein it agreed to reserve for further issuance to the Secured Party 1,000,000 shares of its Class A Common Stock, par value $.01 share per share, immediately upon obtaining stockholder approval. The fair value of this stock as of June 30, 2004 was $510,000. The Company also agreed to pay to the Secured Party an amount equal to 12% of the Secured Party's total investment in Pledge, LLC per annum, payable on a quarterly basis.

The Company is further obligated under its limited liability agreement with Pledge LLC to make a capital contribution of $500,000 to Pledge, LLC within 20 days upon receipt of written notice from the managers, Messrs James DiLorenzo and Juan Carlos Zapata, should they determine that capital is not otherwise sufficient or available to meet the capital needs of Pledge, LLC. Mr. Lorenzo is a stockholder, officer and director of Cedric Kushner Promotions, Inc. and has a 7% membership interest in Pledge, LLC. Further, an affiliate of Livingston Investments, LLC, a related party to the Company, has a 4% membership interest in Pledge, LLC.

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

Cedric Kushner Promotions, Ltd.
Cedric Kushner Promotions, Ltd. ("CKP"), incorporated as a New York corporation on March 23, 1993, manages the promotion of professional boxing events and professional boxers. It is a party to all contracts with boxers whom we promote. CKP provides event management that includes, among other things, securing venues/sites and coordinating promotions. It also manages boxing operations, including talent acquisition and development, matchmaking, and coordination with sport governing bodies. CKP typically acquires the rights to boxing athletes and packages those rights to television networks, venues, sponsors and other promoters. It has promotional rights to approximately 25 boxing athletes. CKP is 100% owned by CKB. CKP was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003. Until such time as CKP is reinstated, CKP's business is being performed through its sister subsidiaries or parent.

Cedric Kushner Sports Network, Ltd.
Cedric Kushner Sports Network, Ltd. ("CKSN"), incorporated as a New York corporation on June 4, 1993, is one of the suppliers of boxing talent to television networks, including Home Box Office, Inc. ("HBO"), Showtime Networks Inc. ("Showtime"), ESPN and Eurosport. CKSN is 100% owned by CKB. CKSN was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003. Until such time as CKSN is reinstated, CKSN's business is performed through its sister subsidiaries or parent.

Big Content, Inc.
Big Content, Inc. ("Big Content"), incorporated as a Delaware corporation on March 22, 2000, manages the creation, distribution (both domestically and internationally), and maintenance of all of our media holdings, including our media library of videotaped boxing events and current original television programming. Big Content is 100% owned by CKB. Additional media holdings managed by Big Content include the following series: Heavyweight Heroes series and the "World Championship" Series.

ThunderBox, Inc.
ThunderBox, Inc. was incorporated as a Delaware corporation on March 7, 2001. ThunderBox is 80% owned by Big Content. This corporation owns and manages the ThunderBox series, a program that debuted in October 2000, however, was discontinued by December 31, 2003.

Ckrush Entertainment, Inc.
Ckrush Entertainment, Inc. ("Ckrush"), incorporated as a Delaware corporation on July 8, 2004, would focus on the film and television industries.

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


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

Revenues increased by $254,177, or 20%, to $1,556,743 for the three months ended March 31, 2004 from $1,302,566 for the same period in the prior year.

Contributing significantly to the revenue increase are the following factors:

     o The Company's successful organization of a title fight in March that earned approximately $1.25 million dollars in revenues, and

     o The successful repackaging and marketing of quality boxing matches with top heavyweight contenders in a new fight series titled "Heavyweight Heroes; The Search for the Next Great Heavyweight" ("Heavyweight Heroes").

Revenue from a single customer accounted for approximately 89% of revenues for the three months ended March 31, 2004, compared to 77% from another single customer for the same period in 2003. The loss of this single customer will have a material impact on the Company's operations or prospects.

Cost of revenues, consisting of $1,454,353 in boxing promotion costs and $175,773 in media costs, increased by $388,381, or 14%, to $1,630,126 for the three months ended March 31, 2004, compared to $1,241,745 incurred for the three months ended March 31, 2003. The increase in cost of revenues is attributable to the greater cost incurred in staging some of the events during the first quarter of 2004 and the launch of the new Heavyweight Heroes series during the same period. Gross profit decreased by $134,204 from a gross profit of $60,821 for the three months ended March 31, 2003 to a gross loss of $73,383 for the three months ended March 31, 2004. For the three months ended March 31, 2004, the Company's gross margin decreased to a loss of 4.7%, compared to a gain of 4.7% for the same period in the prior year. The primary reasons are as follows:

o    Start-up production costs for the new Heavyweight Heroes series; and

o    Losses in certain boxing events due to lower revenue realization.

The following represents a comparison of revenues, cost of revenues, and gross
(loss) profit by segment for the three months ended March 31, 2004 and March 31, 2003:

                                                      THREE MONTHS ENDED MARCH 31,
                                                   2004        % of total        2003          % of total
                                                   ----        ----------        ----          ----------
REVENUES
   Boxing promotions                              $1,327,373        85.3%        $1,036,377            79.6%
   Media                                             229,370        14.7%           266,189            20.4%
                                              --------------- ------------  ---------------- ----------------
        TOTAL REVENUES                             1,556,743       100.0%         1,302,566           100.0%
                                              --------------- ------------  ---------------- ----------------
COST OF REVENUES
   Cost of revenues - boxing promotions            1,454,353        93.4%           889,408            68.3%
   Cost of revenues - media                          175,773        11.3%           352,337            27.0%
                                              --------------- ------------  ---------------- ----------------
      TORAL COST OF REVENUES                       1,630,126       104.7%         1,241,745            95.3%
                                              --------------- ------------  ---------------- ----------------
GROSS INCOME
   Boxing promotions                                (126,980)       -8.2%           146,969            11.3%
   Media                                              53,597         3.4%           (86,148)           -6.6%
                                              --------------- ------------  ---------------- ----------------
        GROSS PROFIT (LOSS)                         ($73,383)       -4.7%           $60,821             4.7%
                                              =============== ============  ================ ================

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003, continued:

Selling, general and administrative expenses increased by 59% or $297,414 to $799,647 for the three months ended March 31, 2004, from $502,233 in the prior year. The Company recorded a non-cash expense, classified as "compensatory element of stock and warrant issuances for selling, general and administrative expenses", of $495,500 and $505,237 relating to the use of stocks and warrants for obligations due under various consulting and employment agreements for the three months ended March 31, 2004 and 2003, respectively.

Depreciation and amortization expense for property and equipment decreased to $2,446 for the three months ended March 31, 2004, from $12,362 for the same period in the prior year. Amortization expense of prepaid signing bonuses increased by $22,750 to $143,088 for the three months ended March 31, 2004, compared to $120,388 for the same period in the prior year. Amortization expenses for intangible assets decreased by $69,229 to $68,333 for the three months ended March 31, 2004, compared to $137,562 during the same period last year.

The Company recorded $3,396,582 in financing costs paid in stocks and warrants for the three months ended March 31, 2004, compared to $311,380 for the same cost in the prior year. The increase results primarily from the conversion of indebtedness that was due to the Company's president into equity (Please refer to Part II -- Other Information, Item 2, Change In Securities), and a consulting agreement executed in January 2004 (Please refer to Note 12 - Commitments and Contingencies, Consulting Agreements in Notes to Consolidated Financial Statements).

Interest expense, inclusive of related parties and other amounts, decreased by $125,603 from $348,528 in first quarter 2003 to $222,925 for the three months ended March 31, 2004. This decrease is attributable to a reduction of the average interest rate on the Company's debt due to the replacement of a portion of higher rate debt with lower rate debt, and to the conversion of the Company's President's long-term debt into equity.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company's cash position reflected a balance of $81,308, an increase of $60,103 when compared to the $21,205 balance at December 31, 2003, and an increase of $60,297 when compared to the balance at March 31, 2003. Additionally, at March 31, 2004, the Company had $535,980 held in escrow and subject to release in accordance with the terms of its escrow agreement dated February 17, 2004 (See Note 2).

Net cash used in operating activities was $1,583,601 during the three months ended March 31, 2004, compared to net cash provided by operating activities of $4,770 for the same period last year and primarily resulting from: (i) our net losses of $5,176,904 in first quarter 2004 and $1,876,820 in first quarter 2003, adjusted for depreciation and amortization of $213,867 in first quarter 2004 and $742,679 in first quarter 2003; financing costs paid in stocks and warrants of $2,888,874 in first quarter 2004 and $13,905 in first quarter 2003; debt discount amortization of $507,708 in first quarter 2004 and $297,475 in first quarter 2003; stock-based compensation expense of $495,500 in first quarter 2004 and $505,237 in first quarter 2003; and (ii) an increase in accrued expenses and other current liabilities of $96,745 in first quarter 2004 and $353,896 in first quarter 2003; an increase in accrued litigation and judgments payable of $19,208 in first quarter 2004 and $256,520 in first quarter 2003; an increase in accounts payable of $15,531 in first quarter 2004; an increase in accounts receivable of $127,212 in first quarter 2004 and $98,500 in first quarter 2003; an increase of cash in escrow of $535,980 in first quarter 2004; and, increases in deferred revenues and customer advances of $400,000 and $110,500 in first quarter 2003, respectively, offset by a decrease in accounts payable of $187,844 in first quarter 2004.

Net cash provided by investing activities was $15,000 during the three months ended March 31, 2004, compared to net cash used in investing activities of $901,438 in 2002 for the same period last year. The activities in first quarter 2004 include the following: $10,000 used for prepaid signing bonuses paid, compared to $630,000 for the same period last year; $25,000 in proceeds provided from the sale of a boxer's exclusive promotional agreement; and, no funds expended for the purchase of intangible assets, compared to $271,438 for the same period last year.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

LIQUIDITY AND CAPITAL RESOURCES, continued:

Net cash provided by financing activities was $1,628,704 during the three months ended March 31, 2004, compared to $917,678 for the same period last year. The amount provided in first quarter 2004 resulted primarily from: $315,000 from notes and loans payable and $1,577,000 from convertible debt, $58,8656 from stockholders and related parties, offset primarily by $246,500 used in note payable repayments, and $58,277 used in repayments of stockholders' advances.

The Company incurred net losses of $5,176,904 and $1,876,820 during the three months ended March 31, 2004 and 2003, respectively. In addition, the Company had a working capital deficiency of $9,820,614 at March 31, 2004. Furthermore, the Company had a stockholders' deficiency of $10,501,512 at March 31, 2004. These factors continue to raise substantial doubts about the Company's ability to continue as a going concern.

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

During the three months ended March 31, 2004, the Company had successfully obtained external financing through private placements of convertible debt and other short-term borrowings. In 2003, some of this debt has been converted to common stock to be issued of the Company. The Company has taken certain actions to address liquidity in several ways, namely:

During the three months ended March 31, 2004, the Company continued to explore sources of additional financing to satisfy its current operating requirements. In addition, the Company continues to focus in improving liquidity in several ways, including:

     o    Reduction of operating costs;

     o Increasing revenue by refocusing on existing properties and expanding its revenue base;

     o    Continuing to pursue the promotion of premium level boxing events;

     o    Pursuing production partnerships and joint ventures;

     o Pursuing additional sources of debt and equity financing to satisfy its current operating requirements; and

     o Continuing to negotiate with existing debt-holders and related parties to convert debt into equity.

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

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline those financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatory redeemable security should be classified as a liability on the balance sheet. At March 31, 2004, the Company did not have any instruments that were within the scope of SFAS No. 150.


RISK FACTORS

In evaluating our business, prospective investors and stockholders should carefully consider the risks referenced in the Company's 2003 Form 10-KSB, filed with the United States Securities and Exchange Commission on June 25, 2004, in
Item 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" on pages 19 to 26 and which is incorporated herein by reference, in addition to the other information in this Form 10-KSB or in the documents referred to in this Form 10-KSB. Any of the risks could have a material adverse impact on our business, operating results, financial condition, could result in a complete loss of your investment, and should be carefully considered when evaluating the Company and its stock.

ITEM 3. CONTROLS AND PROCEDURES

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

                          PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Investor and Public Relations Agreement
On May 13, 2002 the Company entered into agreements with Investor Relation Services, Inc, ("IRSI") and Summit Trading Limited ("Summit") (collectively the "Consultants) to provide investor and public relations services. The agreement engaged the consultants to provide one or more investor relations plans as well as assistance in the coordination and execution of the agreed upon plan or plans. A plan would include several services as defined in the agreement. The agreement was to have been effective for the period from May 13, 2002 through May 12, 2005. As compensation for the services, the Company was to issue the Consultants 2,631,580 shares of Class A Common Stock of the Company. The fair value of the shares to be issued of $3,236,843 was recorded as deferred consulting fees and common stock to be issued based upon the value of the common stock on the date on which that agreement was entered into. Deferred consulting fees were to have been amortized over the three-year life of the agreement. Amortization expense related to this agreement from inception to December 31, 2003 amounted to $1,186,802, and has been included in compensatory element of stock issuances for selling, general and administrative expenses in the accompanying consolidated statements of operations. In August 2002, the Company terminated the contracts for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud.

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

J.P. Morgan Chase & Company
The Company had a $200,000 credit line through a bank. During 2001, the line of credit expired and the bank converted the outstanding amount to a note payable. The note was payable in 36 monthly principal payments of $5,549, plus 6% interest per annum. The note was secured by assets of the Company and personally guaranteed by certain stockholders of the Company. Furthermore, the President of the Company was required to subordinate $578,735 of his loans to the Company in connection with this note. The balance on this obligation at March 31, 2004 amounted to $93,507, which is categorized as accrued litigation and judgments payable in the Company's consolidated financial statements.

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

Zomba Recording Corporation
In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of March 31, 2004, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

Item 1. LEGAL PROCEEDINGS continued:

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

On February 18, 2004 the Company paid Mathis an additional fee of $75,000 in an effort to forego any further action that Mathis was going to take either against the Company or Kushner individually. On March 24, 2004, the Company and Mathis entered into an amicable settlement arrangement whereby Mathis has agreed to release the Company, Cedric Kushner Promotions, Ltd., Cedric Kushner Productions, Ltd., and Cedric Kushner Boxing, Inc. from all liabilities and obligations including but not limited to those obligations arising from the Mathis SA, entered into effective as of April 18, 2003, and the judgment obtained by Mathis in regards to a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York styled Buster Mathis, Jr. v. Cedric Kushner et al. In exchange for such release the Company has hired Mathis in a consulting capacity for a term of three years. Mathis will assist the Company as a talent scout in its endeavors to search for young amateur boxers with professional potential. In addition, Mathis has agreed to attend occasional meetings, events or functions on behalf of the Company, and to advise, and discuss new concepts and projects in development by the Company. As compensation for services rendered, the Company has agreed to pay Mathis $363,000 in full by July 15, 2004 resulting in the Company recognizing an additional amount of $105,756 in settlement expense in 2003. Additionally, the Company agreed that if Mathis shall not have received the full compensation of $363,000 by July 15, 2004, then the Company shall pay Mathis additional compensation of $3,500 per month for each month that the sum of $363,000 (exclusive of the additional compensation) has not been paid. At the sole option of the Company, in lieu of payments, the Company may tender Mathis freely tradable shares of common stock of the Company registered pursuant to a Form S-8 that the Company intends to file, although there is no assurance that this will occur. At its sole and exclusive option, the Company may elect to accelerate the payment schedule. As of March 31, 2004, the Company has an outstanding balance of $278,000 due Mathis. As of August 12, 2004, the Company did not pay the $363,000 due on July 15, 2004, opting to pay the additional monthly compensation of $3,500.

Item 1. LEGAL PROCEEDINGS continued:

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

Shane Mosley
On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated. As of March 31, 2004, the Company had recorded as current notes payable approximately $510,000 as the remaining liability to the boxer.

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

The parties then agree to a fairness hearing whereby the final settlement agreement will be brought before a court to determine whether the settlement is fair and reasonable and, finally, issuing an exemption from registration of the settlement shares. If the Company is unable to issue the stock to the boxer, exempt from registration, then Mosley may seek to enforce the unsatisfied amount of the judgment against the Company and resume the prosecution of this action against the Company. However, if the Company is unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company. As of the filing date of this report, stockholder approval to increase the number of authorized shares of the Company has not been successfully completed, and the Company and consultant are currently negotiating an amendment of the agreement.

Item 1. LEGAL PROCEEDINGS continued:

National Sports Partners
On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net Broadcast Service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorney fees. As of March 31, 2004, the Company had accrued approximately $239,000 as a potential liability to NSP.

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

Item 2. CHANGES IN SECURITIES

On January 6, 2004 the Company entered into a twelve-month consulting agreement with a company to provide general consulting services to the Company. This contract was then amended by letter agreement on January 30, 2004. Pursuant to the agreement, the subsequent amendment, and in exchange for the various services provided, the Company has agreed to issue to the consultant 3,000,000 restricted shares of the Company's common stock. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. Additionally the Company has agreed to issue to the consultant an option to purchase 1,000,000 restricted shares of the Company's common stock on a fully diluted basis; 500,000 shares at an exercise price of $1.00 plus 500,000 shares at an exercise price of $2.00 per share. The shares underlying the option shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before June 30, 2004, the agreement shall be deemed null and void and the parties shall attempt to renegotiate the terms. As of the filing date of this report, stockholder approval to increase the number of authorized shares of the Company has not been successfully completed, and the Company and consultant are currently negotiating an amendment of the agreement.

On February 19, 2004 the Company and its President converted $1,628,911 of the Company's outstanding debt, relating to various personal loans and advances made by the President, into equity. In exchange of the afore-mentioned debt, the President received 65,156 shares of the Company's Series B Preferred Stock. Immediately following stockholder approval to increase the Company's authorized common stock, the Series B Preferred shall automatically convert into 3,257,800 shares of the Company's Class A Common Stock. The fair value of the Class A Common Stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's Class A Common Stock, which approximates $3,500,000. The Company recognized financing costs, related to this transaction, of approximately $1,800,000 in the first quarter of 2004.

During the three months ended March 31, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $1,577,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. These notes will mature at various dates prior to July 27, 2004. The outstanding balance, net of unamortized debt discount of $1,103,160 as of March 31, 2004 was $473,840. Financing costs, related to the amortization of the beneficial conversion feature for the three months ended March 31, 2004 and included in the consolidated statement of operations, amounted to $821,760. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. In connection with the convertible notes, the Company issued 788,500 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period. The fair value of the warrants of $0.90 was estimated at an average price of $1.12 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the three months ended March 31, 2004 and included in the consolidated statement of operations, amounted to $709,445.

                          PART II -- OTHER INFORMATION


Item 3. DEFAULTS UPON SENIOR SECURITIES

During the first three months of 2004, there were no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock. Notwithstanding the foregoing, as of December 31, 2003 and continuing as of the date hereof, the Company was in default of several notes and loans payable in the aggregate amount of approximately $2,370,000. For a description of these defaults existing as of December 31, 2003, all of which continue to be in default as of the date hereof, see Notes 10 and 18 to our audited financial statements for the year ended December 31, 2003 which are incorporated by reference to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on June 25, 2004.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first three months of 2004, the Company did not submit any matters to a vote of security holders.


Item 5. OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B

Exhibit
Number     Description

2.1* Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo.(2)
2.2* Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2.3* Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
3.1*      Articles of Incorporation of the Registrant (1)
3.2* Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004. (4)
3.3*      By-laws of Registrant (1)
4.1*      Specimen common stock Certificate (1)
10.1*     1996 Incentive and Non-qualified Stock Option Plan (1)
10.2* Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.3* Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.4*     1998 Incentive and Non-qualified Stock Option Plan (1)
10.5* Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.6* Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.7* Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.8* Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc. (2)
10.9* Payment Agreement, effective August 1, 2001, between the Company and Summit Trading Limited. (2)
10.10* Form of Note and Warrant Purchase Agreement, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.11* Form of Promissory Note, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.12* Form of Warrant to Purchase Common Stock, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2) 10.13* Termination Agreement regarding the Consulting Agreement and Payment Agreement, dated January 30, 2002, between the Company, Investor Relations Services, Inc., and Summit Trading Limited. (2)
10.14* Form of Note and Warrant Purchase Agreement, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)

10.15* Form of Convertible Promissory Note, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.16* Form of Warrant to Purchase Common Stock, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.17* Form of Convertible Promissory Note, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.18* Form of Warrant to Purchase Common Stock, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.19* Form of Note and Warrant Purchase Agreement, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.20* Form of Warrant to Purchase Common Stock, executed May, 28 2003 between the Company and a purchaser in a private placement (3)
10.21* Form of Note and Warrant Purchase Agreement, executed May, 28 2003 between the Company and a purchaser in a private placement. (3) 10.22* Form of Convertible Promissory Note, executed May, 28 2003 between the Company and a purchaser in a private placement. (3)
10.23* Form of Promissory Note, executed January 30, 2003, between the Company and a lender. (3)
10.24* Form of Promissory Note, executed March 24, 2003, between the Company and a lender. (3)
10.25* Form of Promissory Note, executed March 27, 2003, between the Company and a lender. (3)
10.26* Form of Warrant to Purchase Common Stock, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.27* Form of Convertible Promissory Note, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.28* Form of Note and Warrant Purchase Agreement, executed August 12, 2003 between the Company and a purchaser in a private placement. (3)
10.29* Form of Warrant to Purchase Common Stock between the Company and Yeend & Castaneda, dated September 5, 2003 (3)
10.30* Consulting Agreement, effective January 6, 2004, between the Company and SOS Resource Services, Inc. (3)
10.31* Amendment to the Consulting Agreement between the Company and SOS Resource Services, Inc., dated January 30, 2004. (3) 10.32* Form of Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.33* Form of Warrant to Purchase Common Stock, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.34* Form of Convertible Promissory Note, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.35* Supplement to the Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.36* Consulting Agreement, effective January 1, 2004, between the Company and Bulldog Management, LLC. (3)
10.37* Form of Warrant to Purchase Common Stock, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.38* Form of Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.39* Form of Convertible Promissory Note, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)

10.40* Supplement, dated March 19, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.41* Supplement, dated March 29, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.42* Exchange Agreement, dated February 19, 2004, between the Company and Cedric Kushner. (3)
10.43* Amended Exchange Agreement, dated May 7, 2004, between the Company and Cedric Kushner. (3)
10.44* Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr. (3)
10.45* Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield. (4)
10.46 Consulting Agreement, effective June 1, 2004, between the Company and Roy Roberts
10.47 Form of Note and Warrant Purchase Agreement, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.
10.48 Form of Convertible Promissory Note, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.
10.49 Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.
31.1      Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
          Section 302.
31.2      Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
          Section 302.
32.1      Certification by Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350
32.2      Certification by Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350


          * Previously filed.

          (1) Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on Form July 7, 1998.
          (2) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form May 15, 2002.
          (3) Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form June 25, 2004.


(b) Current Reports on Form 8-K
          There were no reports filed on Form 8-K for the period covered by this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CEDRIC KUSHNER PROMOTIONS, INC. & SUBSIDIARIES







Date: August 12, 2004                /s/ Cedric Kushner
                                    ------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 12, 2004                /s/ James DiLorenzo
                                    -------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)