Form 10QSB
period 2004-06-30
CEDRIC KUSHNER PROMOTIONS INC
filed 2004-09-13
CIK 1064539

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                         Commission File Number 0-25563

                         CEDRIC KUSHNER PROMOTIONS, INC.

        (Exact name of small business issuer in as specified its charter)


     Delaware                                               65-0648808
 (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

                       1414 Avenue of Americas, Suite 406
                               New York, NY 10019
                    (Address of principal executive offices)

                                 (212) 755-1944
                           (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

                            All Correspondence to :
                           Richard A. Friedman, Esq.
                      Sichenzia Ross Friedman Ference LLP
                          1065 Avenue of the Americas
                               New York, NY 10018
                                  212-930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 10, 2004, there were 10,664,207 outstanding shares of common stock, par value $0.01 per share.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                                      INDEX
                                       TO
                                   FORM 10-QSB

                                                                                    Page

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet at June 30, 2004                    3
            (Unaudited)

            Condensed Consolidated Statements of Operations for the three
            months and six months ended June 30, 2004 and 2003 (Unaudited)           5

            Condensed Consolidated Statements of Cash Flows for
            the six months ended June 30, 2004 and 2003 (Unaudited)                  6

            Notes to Condensed Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis or Plan of Operation               27

Item 3.     Controls and Procedures                                                 33

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                       34

Item 2.     Unregistered Sales of Equity in Securities and Use of Proceeds          34

Item 3.     Defaults Upon Senior Securities                                         37

Item 4.     Submission of Matters to a Vote of Security Holders                     38

Item 5.     Other Information                                                       38

Item 6.     Exhibits                                                                38

            SIGNATURES                                                              42

            CERTIFICATIONS                                                          43

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         AS OF JUNE 30, 2004 (Unaudited)

                                     ASSETS

 CURRENT ASSETS:
    Cash                                                                                            $4,320
    Escrow Funds                                                                                     4,980
    Accounts receivable, net of allowance for doubtful accounts of $44,120                         125,274
    Other current assets                                                                             7,429
                                                                                    -----------------------
         TOTAL CURRENT ASSETS                                                                      142,003
                                                                                    -----------------------

 PROPERTY AND EQUIPMENT, NET                                                                        25,733

 OTHER ASSETS:
    Prepaid signing bonuses, net                                                                   585,452
    Deferred finance cost, net                                                                           -
    Security deposit                                                                                28,584
    Investments                                                                                  1,000,000
    Other assets                                                                                    76,000
    Intangible assets, net                                                                         864,643
                                                                                    -----------------------
         TOTAL ASSETS                                                                           $2,722,414
                                                                                    =======================

    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                         AS OF JUNE 30, 2004 (Unaudited)

 CURRENT LIABILITIES:
    Accounts payable                                                                            $2,619,243
    Accrued litigation and judgments payable                                                     1,171,315
    Due to stockholders/officers                                                                   349,777
    Current portion of notes payable - stockholders                                                372,659
    Convertible debt, net of discounts                                                           1,462,350
    Current portion of notes and loans payable                                                   3,214,734
    Accrued expenses and other current liabilities                                               2,364,616
    Guaranteed pledge                                                                            1,000,000
    Deferred revenue                                                                               405,000
                                                                                    -----------------------
         TOTAL CURRENT LIABILITIES                                                              12,959,693
                                                                                    -----------------------
 LONG-TERM LIABILITIES:
     Notes payable - stockholders, less current portion                                          1,199,105
     Notes and loans payable, less current portion                                               1,201,000
                                                                                    -----------------------
         TOTAL  LONG-TERM LIABILITIES                                                            2,400,105
                                                                                    -----------------------
         TOTAL  LIABILITIES                                                                     15,359,798
                                                                                    -----------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $.01 par value, authorized 5,000,000 shares
        Series A convertible, $.01 par value, authorized 500,000 shares,                             1,175
          117,500 shares issued and outstanding (liquidation preference of $352,500)
        Series B convertible, $.01 par value, 464,908 shares authorized, issued                      4,650
          and outstanding (liquidation preference of $4,058,911)
        Series C convertible, $.01 par value, 27,923 shares authorized,                                279
          issued and outstanding (liquidation preference of $4,500,000)
        Series D, $.01 par value, 399,752 shares authorized,                                         3,998
          issued and outstanding (liquidation preference of $2,430,000)
    Common stock, $.01 par value, authorized 20,000,000 shares
       Class A, $.01 par value, 15,000,000 shares authorized,                                      107,690
          10,768,991 shares issued and 10,664,207 shares outstanding
       Class B, $.01 par value, 5,000,000 shares authorized,                                             -
          -0- shares issued and outstanding
       Class A Common Stock to be issued, 12,965,418 shares                                     10,230,535
    Additional paid-in capital                                                                  16,171,397
    Accumulated deficit                                                                        (38,035,750)
    Deferred consulting fees                                                                      (628,666)
    Deferred finance costs                                                                               -
    Deferred signing bonuses                                                                      (407,692)
    Treasury stock, at cost - 104,784 shares of Class A common stock                               (85,000)
                                                                                    -----------------------
         TOTAL STOCKHOLDERS' DEFICIENCY                                                        (12,637,384)
                                                                                    -----------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         $2,722,414
                                                                                    =======================

    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                                                2004                 2003           2004               2003
                                                           --------------- -----------------  --------------- -----------------
REVENUES
   Boxing promotions                                             $365,361          $181,610       $1,692,735        $1,217,987
   Media                                                          123,059           390,041          352,429           656,230
                                                           --------------- -----------------  --------------- -----------------
        TOTAL REVENUES                                            488,420           571,651        2,045,163         1,874,217
                                                           --------------- -----------------  --------------- -----------------
OPERATING COSTS AND EXPENSES
   Cost of revenues - boxing promotions                           382,445           274,143        1,744,890         1,275,126
   Cost of revenues - media                                       328,183           189,700          595,864           430,463
   Selling, general and administrative                            451,007           409,129        1,225,654           911,362
   Amortization of signing bonuses                                172,854           164,083          315,942           284,421
   Amortization of intangible assets                               68,333           141,729          136,666           279,291
   Impairment of intangible assets                                430,000                 -          430,000                 -
   Depreciation and amortization of property and equipment          2,305            12,362            4,751            24,724
   Compensatory element of stock and warrant
   issuances for selling, general and administrative
   expenses                                                     1,696,915           505,237        2,192,415         1,010,474
                                                           --------------- -----------------  --------------- -----------------
        TOTAL OPERATING COSTS AND EXPENSES                      3,532,042         1,696,383        6,646,182         4,215,861
                                                           --------------- -----------------  --------------- -----------------
        LOSS FROM OPERATIONS                                   (3,043,622)       (1,124,732)      (4,601,018)       (2,341,644)
                                                           --------------- -----------------  --------------- -----------------

OTHER INCOME (EXPENSES)
   Gain on sale of boxing promotional agreement                     5,000                 -           30,000                 -
   Loss on disposition of assets                                   (9,493)                -           (9,493)                -
   Other income                                                         -                40                -                40
   Interest expense - related parties                             (57,141)          (70,544)        (120,112)         (143,375)
   Interest expense - other                                      (153,366)         (153,411)        (313,319)         (429,108)
   Financing costs paid in stocks and warrants                 (1,567,620)         (530,750)      (4,989,202)         (842,130)
                                                           --------------- -----------------  --------------- -----------------
        TOTAL OTHER INCOME (EXPENSES)                          (1,782,619)         (754,665)      (5,402,126)       (1,414,573)
                                                           --------------- -----------------  --------------- -----------------
NET LOSS                                                      ($4,826,241)      ($1,879,397)    ($10,003,145)      ($3,756,217)
                                                           =============== =================  =============== =================
Net loss applicable to common stock:
   Net loss                                                   ($4,826,241)      ($1,879,397)    ($10,003,145)      ($3,756,217)
   Preferred stock dividends - Series A                            (8,505)           (8,179)         (16,939)          (16,112)
                                                           --------------- -----------------  --------------- -----------------

   Net loss applicable to common stock                        ($4,834,746)      ($1,887,576)    ($10,020,084)      ($3,772,329)
                                                           =============== =================  =============== =================
NET LOSS PER COMMON SHARE (basic and diluted)                      ($0.45)           ($0.18)          ($0.94)           ($0.35)
                                                           =============== =================  =============== =================
PRO-FORMA NET LOSS
PER COMMON SHARE (basic and diluted)                               ($0.08)           ($0.05)          ($0.17)           ($0.10)
                                                           =============== =================  =============== =================
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
   Basic and diluted                                           10,661,482        10,648,707       10,655,094        10,301,240
                                                           =============== =================  =============== =================
   Pro-forma basic and diluted                                 59,968,308        39,075,131       58,422,192        47,823,920
                                                           =============== =================  =============== =================

    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  FOR THE SIX MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                             2004                    2003
                                                                                    ------------------------ ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                    ($10,003,145)           ($3,756,217)
  Adjustments to reconcile net loss
   to net cash (used in) operating activities:
  Depreciation and amortization                                                                     457,359                588,436
  Amortization of debt discount                                                                   1,523,930                      -
  Provision for losses on accounts receivable                                                        33,120                      -
  Compensatory element of stock and warrant issuances                                             2,192,415              1,010,474
    for selling, general and administrative expenses
  Financing costs paid in stocks and warrants                                                     2,955,272                842,130
  Financing costs incurred in obtaining membership interest in Pledge This, LLC                     510,000
  Impairment of intangible assets                                                                   430,000
  Convertible debt interest converted into common stock                                                   -                110,310
  (Increase) decrease in operating assets:
    Escrow funds                                                                                     (4,980)                     -
    Accounts receivable                                                                            (125,273)               (98,500)
    Miscellaneous receivables and other assets                                                       45,071                   7500
    Other assets                                                                                          -                (29,003)
  Increase (decrease) in operating liabilities:
    Accounts payable                                                                                118,528                (79,433)
    Accrued litigation and judgments payable                                                          6,703                210,854
    Accrued expenses and other current liabilities                                                  460,681                210,150
    Deferred revenues                                                                                     -                400,000
    Customer advances                                                                                 5,000                 90,500
                                                                                    ------------------------ ----------------------

  NET CASH USED IN OPERATING ACTIVITIES                                                          (1,395,318)              (492,798)
                                                                                    ------------------------ ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for prepaid signing bonuses                                                         (375,000)              (640,000)
  Purchase of fixed assets                                                                          (20,482)                     -
  Purchase of other assets                                                                          (76,000)                     -
  Payment of security deposit                                                                             -                (21,438)
  Proceeds from sale of boxing promotional agreement                                                 30,000                      -
  Purchase of intangible assets                                                                           -               (280,000)
                                                                                    ------------------------ ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (441,482)              (941,438)
                                                                                    ------------------------ ----------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholders and related parties                                                    120,596                312,115
  Repayments to stockholders and related parties                                                    (82,829)               (29,897)
  Proceeds from notes and loans payable - stockholders                                               92,593                 78,429
  Repayment of notes and loans payable - stockholders                                               (70,445)               (70,691)
  Proceeds from convertible debt                                                                  1,627,000                305,000
  Bank overdraft                                                                                          -                  7,903
  Proceeds from notes and loans payable - other                                                     495,000              1,175,384
  Repayment of notes and loans payable - other                                                     (362,000)              (344,006)
                                                                                    ------------------------ ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         1,819,915              1,434,236
                                                                                    ------------------------ ----------------------
NET INCREASE (DECREASE) IN CASH                                                                     (16,885)                     -
 CASH, BEGINNING OF PERIOD                                                                           21,205                      -
                                                                                    ------------------------ ----------------------
 CASH, END OF PERIOD                                                                                 $4,320         $            -
                                                                                    ======================== ======================

    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                   (Unaudited)

                                                                                        FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                 2004                     2003
                                                                          --------------------   ------------------------
 Cash paid during the period for:
  Interest                                                                  $         112,012         $          286,721
Non-cash investing and financing activities:
   Recording of debt discount                                               $       1,577,000         $          637,991
   Common stock to be issued pursuant to consulting agreements              $       1,791,000         $          560,000
   Common stock to be issued pursuant to a sale agreement                   $               -         $          132,000
   Common stock to be issued pursuant to two promissory agreements          $               -         $          105,000
   Conversion of convertible debt and accrued interest                      $         249,863         $        1,225,914
        into common stock to be issued
   Conversion of stockholders' notes and loan payable into equity           $         992,357         $                -
   Conversion of stockholders' net advances into equity                     $         636,554         $                -
   Reclassification of accrued expense to due to stockholders/officers      $          73,016         $                -
   Conversion of stockholders' accrued interest into accrued expenses       $          91,691         $                -
   Conversion of stockholders' accrued interest into equity                 $          83,973         $                -
   Conversion of notes payable into convertible debt                        $          10,000         $                -
   Conversion of accounts payable into due to rrelated party                $          28,270         $                -
   Conversion of notes payable into convertible debt                        $         240,000         $                -
   Loss resulting from write-off of fixed assets damaged by office fire     $           9,493         $                -
   Guaranteed pledge provided in connection with obtaining                  $       1,000,000         $                -
         a minority interest in Pledge This, LLC
   Unamortized convertible debt discount                                    $         103,070         $                -
   Common stock to be issued pursuant to acquisition                        $         510,000         $                -
         of a minority interest in Pledge This, LLC
   Common stock to be issued pursuant to an exclusive                       $          62,500         $                -
        promotional agreement
   Warrants issued to purchase shares pursuant                              $         205,000         $                -
         to an exclusive promotional agreement
    Loss resulting from disposition of treasury stock                       $         104,983         $                -
        - charged to additional paid-in capital
    Dividends on preferred stock                                            $          16,939         $           16,112

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

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the information set forth therein. These condensed consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's condensed consolidated financial statements and supplementary data included in the Annual Report on Form 10-K/SB, filed on June 25, 2004.

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004 or any other period.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $10,003,145 and $3,756,217 during the six months ended June 30, 2004 and 2003, respectively. In addition, the Company had a working capital deficiency of $12,817,690 at June 30, 2004. Furthermore, the Company had a stockholders' deficiency of $12,637,384 at June 30, 2004. These factors continue to raise substantial doubts about the Company's ability to continue as a going concern.

Note 2. Escrow Funds

On February 17, 2004, the Company executed an escrow agreement whereby proceeds received from the sale and issuance of certain note and warrant agreements were deposited in a non-interest bearing bank account maintained by the Company's escrow agent. At June 30, 2004, the balance in the escrow account was $4,980.

Note 3. Prepaid Signing Bonuses, Net

During the six months ended June 30, 2004, the Company paid $225,000 in signing bonuses. The Company also incurred an additional $150,000 of costs related to an exclusive promotional agreement with a fighter. Such $150,000 costs represented the Company's guarantee of the fighter's realization of proceeds with regards to the future sale of 250,000 shares of common stock to be issued to the fighter.

On March 4, 2004, the Company entered into a participation agreement with an investor whereby, in consideration of the payment of $25,000, the investor is entitled to receive 33.33% of the net revenues received from the promotion of a certain boxer. The Company recognized a gain from the sale of a percentage of its interest in this boxer.

On June 15, 2004, the Company entered into a participation agreement with an investor whereby, in consideration of the payment of $75,000, the investor is entitled to receive 25% of the net revenues received from the promotion of a certain boxer. The Company recognized a gain from the sale of a percentage of its interest in this boxer.

On June 15, 2004, the Company entered into a participation agreement with an investor whereby, in consideration of the payment of a certain sum, the investor is entitled to receive 25% of the net revenues received from the promotion of a certain boxer. The Company recognized a gain from the sale of a percentage of its interest in this boxer.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment analysis was performed in December 2003 of the Company's prepaid signing bonus. The fair value of this asset was determined by calculating its undiscounted, estimated future operating cash flow and comparing it to the carrying amount of the asset. This testing resulted in the determination that the carrying amount of the Company's prepaid signing bonus at June 30, 2004 does not exceed the potential amount that can be recovered from future, undiscounted cash flows. Accordingly, the Company did not record any impairment charges on its prepaid signing bonus in the first quarter of 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3. Prepaid Signing Bonuses, Net , continued:

Prepaid signing bonuses, net, consisted of the following at June 30, 2004:

                                                       Contract Period
                                                       ---------------
Prepaid signing bonuses          $907,917               2 to 3 years
Less: Accumulated amortization    322,465
                                ----------
Prepaid signing bonuses, net     $585,452
                                ==========

Amortization expense, which includes the amortization of both prepaid and deferred signing bonuses, for the first six months ended June 30, 2004 and 2003 was $315,942 and $284,421, respectively.

Note 4. Property And Equipment, Net

Property and equipment, net, consisted of the following at June 30, 2004:

                                                             Life
                                                           ---------
Office equipment                                $16,926    5-7 years
Furniture and fixtures                           10,000    5-7 years
Automobile                                       51,726    5 years
Set and ring costs                               20,625    5 years
Website development costs                         5,000    3 years
                                             -----------
                                                104,277
Less accumulated depreciation and amortization   78,544
                                             -----------
Property and equipment, net                     $25,733
                                             ===========

Depreciation and amortization expense of property and equipment was $4,751 and $24,724 for the six months ended June 30, 2004 and 2003, respectively.

Note 5. Intangible Assets, Net

On March 10, 2003, CKP entered into an agreement with America Presents Boxing LLC ("APB") whereby APB sold, transferred and assigned to CKP all right, title and interest in and to APB's library (the "Library") of professional boxing matches and promotional rights (the "Promotional Rights," and together with the Library, the "APB Assets") in certain boxers. The purchase price for the APB Assets was $250,000 (the "Fixed Amount") to be paid in equal monthly installments of $4,167 as well as an additional payment of $250,000 (the "Contingent Amount"), contingent upon the aggregate gross purse amounts of boxer, David Tua, who was (and still is) under contractual arrangement with the Company. CKP also agreed to pay a certain percentage of the net proceeds derived from the Promotional Rights to reduce the balance of the Fixed Amount (also See
Note 10). The Company's video library was encumbered by a security agreement as part of a forbearance agreement entered into in March 2004.

The Company's subsidiary, Big Content, Inc ("Big Content"), has granted a first priority security interest in certain intellectual media assets consisting of our library of boxing films to Livingston Investments, LLC, a related party to the Company, and certain of its affiliates as collateral for our payment obligations under various agreements. If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected. As of the filing date of this report, the Company is in arrears of its note payments.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Intangible Assets, Net, continued:

In accordance with SFAS No. 144, an impairment analysis was performed in June 2004 on the Company's intangible assets. The fair value of the media assets was determined by calculating the present value of estimated future operating cash flows. This testing resulted in the determination that the carrying amount of the Company's intangible assets at June 30, 2004 exceeded their fair value.
Accordingly, the Company recorded impairment charges of $430,000 on its intangible assets in the quarter ended June 30, 2004.

The changes in the carrying amount of intangible assets during the six months ended June 30, 2004 were as follows:

                               Estimated      Balance    Reclassified       Less         Balance       Accumulated        Net
                              Useful Life      as of        in 2004      Impairment       as of       Amortization    Book Value
                                             12/31/03                     in 2004        6/30/04       at 6-30-04     at 6-30-04
                               ------------  -----------  -----------  -------------  -------------  -------------  ------------
 Acquired video library          5 Years       $888,000     $320,000      ($200,000)    $1,008,000       (550,858)     $457,143
 HWE Trademarks
 and contractual relationships  10 Years      1,015,332            -       (230,000)       785,332       (377,832)      407,500
 Acquired European
 Media Rights                    7 Years         70,000      (70,000)             -              -              -             -
 Acquired America
 Presents Library               10 Years        250,000     (250,000)             -              -              -             -
                                             -----------  -----------  -------------  -------------  -------------  ------------
                    Total                    $2,223,332          $ -      ($430,000)    $1,793,332      ($928,690)      $864,643
                                             ===========  ===========  =============  =============  =============  ============

Amortization expense of intangible assets was $136,666 and $279,291 for the six months ended June 30, 2004 and 2003, respectively.

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

The Company's reportable segments are strategic business units that offer different outputs. The following table presents information about the Company's business segments as of and for the three and six months ended June 30, 2004:

                                     For The Three Months Ended Ended June 30, 2004 For The Six Months Ended Ended June 30, 2004
                                     ---------------------------------------------- ---------------------------------------------
                                     Boxing promotions    Media         Total       Boxing promotions     Media       Total
                                     -----------------  -----------  -------------  -----------------  ----------- -----------
Net revenue from external customers      $365,361         $123,059       $488,420        $1,692,735      $352,429  $2,045,163
Operating loss                         $2,039,227       $1,004,395     $3,043,622        $3,082,682    $1,518,336  $4,601,018
Amortization of signing bonuses          $172,854                -       $172,854          $315,942             -    $315,942
Amortization of intangible assets               -          $68,333        $68,333                 -      $136,666    $136,666
Depreciation and amortization of
property and equipment                     $1,544             $761         $2,305            $3,183        $1,568      $4,751
Impairment of intangible assets                 -         $430,000       $430,000                 -      $430,000    $430,000
Compensatory element of stock and
warrant issuances
for selling, general and
administrative expenses                 $1,136,933         $559,982     $1,696,915        $1,468,918     $723,497  $2,192,415
Interest expense - other                  $102,755          $50,611       $153,366          $209,924     $103,395    $313,319
Interest expense - related parties         $38,284          $18,856        $57,141           $80,475      $39,637    $120,112

Total identifiable assets                 $710,725       $2,011,689     $2,722,414          $710,725   $2,011,689  $2,722,414
Capital expenditures for property
and equipment                              $10,421          $10,421        $20,482           $10,421      $10,421     $20,482
Capital expenditures for
other assets                               $75,000           $1,000        $76,000           $75,000       $1,000     $76,000

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Segment Data, continued:

The following table presents information about the Company's business segments as of and for the three and six months ended June 30, 2003:

                                     For The Three Months Ended Ended June 30, 2003 For The Six Months Ended Ended June 30, 2003
                                     ---------------------------------------------- ---------------------------------------------
                                     Boxing promotions    Media         Total       Boxing promotions     Media       Total
                                     -----------------  -----------  -------------  -----------------  ----------- -----------
Net revenue from external customers          $181,610     $390,041       $571,651         $1,217,987     $656,230  $1,874,217
Operating loss                               $753,570     $371,161     $1,124,731         $1,568,901     $772,742  $2,341,643
Amortization of signing bonuses              $164,083            -       $164,083           $284,421            -    $284,421
Amortization of intangible assets             $14,173     $127,556       $141,729            $27,929     $125,362    $279,291
Depreciation and amortization of
property and equipment                         $8,283       $4,079        $12,362            $16,565       $8,159     $24,724
Compensatory element of stock
and warrant issuances
for selling, general and
administrative expenses                      $338,509     $166,728       $505,237           $677,018     $333,456  $1,010,474
Interest expense - other                     $102,785      $50,626       $153,411           $287,503     $141,606    $429,109
Interest expense - related parties            $47,264      $23,279        $70,543            $96,061      $47,314    $143,375

Foreign revenue disclosure The Company had revenues from foreign sources in the amounts of approximately $180,000 and $94,000 for the six months ended June 30, 2004 and 2003, respectively. This foreign source revenue accounted for 8.8% and 5.0% of total revenues the six months ended June 30, 2004 and 2003, respectively. Foreign source revenue is determined by the country in which the fight was broadcast.

Reconciliation of reportable segment operating loss to condensed consolidated net loss
A reconciliation of reportable segment operating loss to the Company's condensed consolidated net loss for the six months ended June 30 2004 and 2003 is as follows:

                                                       For The Three Months Ended                 For The Six Months Ended
                                                               Ended June 30,                           Ended June 30,
                                                       -----------------------------------      ---------------------------------
                                                            2004              2003                   2004             2003
                                                       ----------------- -----------------      ----------------- ---------------
Operating loss                                              ($3,043,622)      ($1,124,732)           ($4,601,018)    ($2,341,644)
   Gain on sale of boxing promotional agreement                   5,000                 -                 30,000               -
   Other income                                                       -                40                      -              40
   Loss on disposition of assets                                 (9,493)                -                 (9,493)              -
   Interest expense - other                                    (153,366)         (153,411)              (313,319)       (429,108)
   Interest expense - related parties                           (57,141)          (70,544)              (120,112)       (143,375)
   Financing costs paid in stocks and warrants               (1,567,620)         (530,750)            (4,989,202)       (842,130)
                                                       ----------------- -----------------      ----------------- ---------------
     Net loss                                               ($4,826,241)      ($1,879,397)          ($10,003,145)    ($3,756,217)
                                                       ================= =================      ================= ===============

Note 7. Due to Stockholders/Officers

On February 19, 2004 the Company and its President converted $1,628,911 of the Company's outstanding debt, including $636,554 in personal advances made by the President, into equity (Please refer to Part II -- Other Information, Item 2, Change in Securities). During the six months ended June 30, 2004, the Company reclassified $91,691 in accrued interest due to the Company's President into non-interest bearing advances payable to the Company's President. At June 30, 2004, the balance owed to the Company's President was $137,079. The amounts advanced to the Company by the President have no specific terms, conditions, or maturities.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Due to Stockholders/Officers, continued:

The Company has an unsecured non-interest bearing advance payable to the Company's Vice President. At June 30, 2004, the balance owed to the Company's Vice President was $117,929.

The Company also has an unsecured non-interest bearing advance payable to a stockholder. At June 30, 2004, the balance owed to the stockholder was $94,769.

Note 8. Notes And Loans Payable

During the six months ended June 30, 2004, the Company has repaid some of the loans that had either matured or were in prior default. It has also entered into various loan agreements with third parties resulting in new or additional borrowings. These agreements have various terms, with interest rates ranging from 10% to 12%, and maturities extending from one month to less than one year. The Company is in default of some of the agreements.

The combined principal balance outstanding as of June 30, 2004 is indicated below:

                                                    Balance at          Additional      Repayments or         Balance at
                                                   December 31          Borrowings       Adjustments       June 30, 2004
                                                --------------------  ---------------  ----------------  ---------------------
Current portion of notes and loans payable               $3,081,734        $ 495,000        $ (362,000)            $3,214,734
Long-term portion of notes and loans payable             $1,214,000        $       -        $  (13,000)            $1,201,000
                                                --------------------  ---------------  ----------------  ---------------------
                                                         $4,295,734        $ 495,000        $ (375,000)            $4,415,734
                                                ====================  ===============  ================  =====================

Note 9. Notes Payable - Stockholders

During the six months ended June 30, 2004, the Company converted $992,357 in long-term debt to the Company's President into equity, which is included in the $1,628,911 described in Note 7 above (Please refer to Part II -- Other Information, Item 2, Change in Securities).

The combined principal balance outstanding as of June 30, 2004 is indicated below:

                                                                   Balance at        Additional     Repayments or     Balance at
                                                                  December 31         Borrowings      Adjustments    June 30, 2004
                                                              --------------------  ---------------  ------------- -----------------

Current portion of stockholders' notes and loans payable               $  372,659              $ -     $        -        $  372,659
Long-term portion of stockholders' notes and loans payable             $2,156,314              $ -     $ (992,357)       $1,199,105
                                                              --------------------  ---------------  ------------- -----------------

                                                                       $2,528,973              $ -     $ (992,357)       $1,571,764
                                                              ====================  ===============  ============= =================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Convertible Debt

During the six months ended June 30, 2004:

o From January 1, 2004 to March 31, 2004, the Company entered into note and warrant agreements, with various third parties for a combined total of $1,577,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount, together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. These notes matured at various dates prior to July 27, 2004 and are now in default.

     The outstanding balance, net of unamortized debt discount of $146,447 as of June 30, 2004, was $1,430,553. Financing costs, related to the amortization of the beneficial conversion feature for the six months ended June 30, 2004 and included in the condensed consolidated statement of operations, amounted to $1,778,473. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. In connection with the convertible notes, the Company issued 788,500 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period. The fair value of the warrants of $0.90 was estimated at an average price of $1.12 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the six months ended June 30, 2004 and included in the condensed consolidated statement of operations, amounted to $709,445.

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

o From April 1, 2004 to June 30, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $50,000 with interest due on the outstanding principal amount, at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes.

     The outstanding balance, net of unamortized debt discount of $18,203 as of June 30, 2004 was $31,797. Financing costs, related to the amortization of the beneficial conversion feature for the three months ended June 30, 2004 and included in the condensed consolidated statement of operations, amounted to $19,297.

     Additionally, the Company issued 25,000 warrants to purchase shares of common stock in connection with the notes at an exercise price of $.50 per share. The warrants are exercisable over a five-year period. The fair value of the warrants is approximately $13,900 at an average price of approximately $.56 per share on the date of issuance, using the Black-Scholes pricing model. Additionally, the Company agreed to pay sales commission related to issuance of these notes and warrants in the amount of $5,000 and the Company agreed to issue the sales agent 5,000 warrants with the same terms. This sales commission and the fair value of the warrants will be expensed over the term of the notes as financing costs.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 10. Convertible Debt, continued:

On June 30, 2004, the Company converted $240,000 in convertible debt and $9,863 in accrued interest into 499,726 shares of the Company's Class A Common Stock to be issued. The Company recognized financing costs, related to this transaction, of $27,712 in the second quarter of 2004.

The following reflects the balance of convertible debt and debt discount at June 30, 2004:

                                                                                                 Unamortized
                                         Convertible Debt                                       Debt Discount
                                         ----------------                                      ----------------
Balance at December 31, 2003                  $  240,000     Unamortized discount                  $   61,580
                                                              at December 31, 2003
 Additional borrowings                        $1,627,000     Additional unamortized debt           $1,627,000
   during the six months                                      discount during the six
   ended June 30, 2004                                        months ended June 30, 2004
                                         ----------------                                      ----------------
                                              $1,867,000                                           $1,688,580
 Less amount converted to equity               ($240,000)    Less amount amortized                 $1,523,930
   during the six months                                      during the six months
   ended June 30, 2004                                        ended June 30, 2004
                                         ----------------                                      ----------------
 Balance at June 30, 2004                     $1,627,000     Balance at June 30, 2004              $  164,650
                                         ================                                      ================



Note 11. Stockholders' Deficiency

Common Stock

The Company has two classes of common stock authorized as of June 30, 2004.

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

A summary of shares required to be available as of June 30, 2004 is as follows:



                                      Number of Shares of Class A
                                         Common Stock Required
                                            to be Available
                                   --------------------------------
Common stock issued                                     10,768,991
Stock option plans                                         302,000
Warrants                                                10,485,686
Common stock to be issued                               12,965,418
Convertible debt                                       See Note 10
Preferred stock - Series A                               1,175,000
Preferred stock - Series B                              23,245,390
Preferred stock - Series C                               2,792,210
                                   --------------------------------
              Total                                     61,734,695
                                   ================================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders' Deficiency, continued:

Common Stock, continued:

Class A, continued:

The Company made the following issuances of shares of its Class A Common Stock during the six months ended June 30, 2004:

On January 6, 2004 the Company entered into a twelve-month consulting agreement with a company to provide general consulting services to the Company. This contract was then amended by letter agreement on January 30, 2004. Pursuant to the agreement as amended, the Company has agreed to issue to the consultant 3,000,000 restricted shares of the Company's common stock in exchange for the various services provided. Additionally the Company has agreed to issue to the consultant an option to purchase 1,000,000 restricted shares of the Company's common stock on a fully diluted basis; 500,000 of which will have an exercise price of $1.00 and 500,000 of which will have an exercise price of $2.00 per share. The shares and the shares underlying the option shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before June 30, 2004, the agreement shall be deemed null and void and the parties shall attempt to renegotiate the terms. As of the filing date of this report, stockholder approval to increase the number of authorized shares of the Company has not been successfully completed, and the Company and consultant are currently negotiating an amendment of the agreement.

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

On June 7, 2004, the Company entered into an EPA with a boxer whereby the fighter grants the Company exclusive right to promote the fighter and arrange professional boxing bouts for the boxer. The Agreement continues until June 26, 2007. In consideration, the fighter received a non-refundable payment of $75,000 plus warrants to purchase 500,000 shares of Common Stock at exercise prices of $.40 per share. The warrants are exercisable over a five-year period. The fair value of the warrants was estimated at an average price of $0.41 per share on the date of issuance, using the Black-Scholes pricing model, totaling $205,000. The total cost of $280,000 will be amortized over the three year term of the EPA.

On June 1, 2004 the Company entered into a six-month consulting agreement with an individual to provide general consulting services to the Company. Pursuant to the agreement and in exchange for the various services provided, the Company agreed to issue to the individual 10,000 restricted shares of the Company's common stock every month, beginning with the effective date of the agreement and continuing until the expiration or termination of the agreement. Such shares contain piggyback registration rights and will not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before November 1, 2004, the agreement shall be deemed null and void and the Company shall have no obligation to the individual hereunder. The Company recognized $5,100 in compensatory element of stock and warrant issuances for selling, general and administrative expenses, related to this transaction, in the second quarter of 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders' Deficiency, continued:

Common Stock, continued:

Class A, continued:

On June 30, 2004, the Company and other parties entered into a limited liability agreement to form and become members of a Delaware limited liability company, PLEDGE THIS HOLDINGS, LLC ("Pledge, LLC"). Pledge, LLC was formed to obtain necessary financing, produce and distribute a feature-length motion picture, including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution. In order to induce a group of investors ("Secured Party") to invest in and make accommodations to Pledge, LLC and in partial consideration of its 22.5% membership interest in Pledge, LLC, the Company entered a Guarantee and Pledge Agreement wherein it guaranteed to repay the $1,000,000 investment of the Secured Party to Pledge, LLC. As further consideration, the Company entered into a Class A Common Stock and Installment Agreement on June 30, 2004 wherein it agreed to reserve for further issuance to the Secured Party 1,000,000 shares of its Class A Common Stock, par value $.01 share per share, immediately upon obtaining stockholder approval. The intrinsic value of this stock as of June 30, 2004 was $510,000 which will be recorded as an investment. The Company also agreed to pay to the Secured Party an amount equal to 12% of the Secured Party's total investment in Pledge, LLC per annum, payable on a quarterly basis.

Class B

The Company has 5,000,000 shares of its Class B common stock, par value $ .01 per share, authorized of which none were issued and outstanding as of June 30, 2004.

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


Series A Convertible Preferred Stock

There are 500,000 authorized shares of a Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible into ten shares of common stock and pays a cumulative dividend of 8% per annum on the liquidation preference of $3 per share. At the date of the reverse merger with Zenascent, Inc. ("Zenascent"), there were 135,000 shares of Series A Convertible Preferred Stock outstanding along with 1,350,000 common stock purchase warrants, exercisable at a price of $0.30 per share that were originally sold for $405,000.

Dividends on the Series A Convertible Preferred Stock are accruable if the Company does not amend its certificate of incorporation to increase the number of Class A Common Stock available to allow for the conversion of all of the Series A convertible preferred stock. As the Company has not yet amended its certificate of incorporation, the Company has accrued dividends of $16,939 during the six months ended June 30, 2004 related to the Series A Convertible Preferred Stock. The Company has a dividend arrearage of $99,555 at June 30, 2004.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders' Deficiency, continued:

Preferred Stock, continued:

Series B Convertible Preferred Stock

In connection with the reverse merger with Zenascent, the Company's Board of Directors authorized and issued 399,752 shares of a Series B convertible preferred stock. Each Share of Series B convertible preferred stock, as amended (see below), is convertible into 50 shares of the Company's common stock (or an aggregate of 19,987,600 shares of common stock) any time at the option of the holders or automatically upon ratification by the Company's stockholders of an increase in the amount of authorized shares. The stock, as amended, has a liquidation preference value of $4,058,911.

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

In October 2002, the Company amended the Certificate of Its Designation, Preferences and Rights of Series B Convertible Preferred Stock to change the conversion ratio of such stock from 100 to 50. Accordingly, the 399,752 shares of Series B Stock are now convertible into an aggregate of 19,987,600 shares of the Company's common stock.

On February 19, 2004 the Company and its President converted $1,628,911 of the Company's outstanding debt, relating to various personal loans and advances made by the President, into equity. In exchange of the afore-mentioned debt, the President received 65,156 shares of the Company's Series B Preferred Stock. Immediately following stockholder approval to increase the Company's authorized common stock, the Series B Preferred shall automatically convert into 3,257,800 shares of the Company's Class A Common Stock. The fair value of the Class A Common Stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's Class A Common Stock, which approximates $3,500,000. The Company recognized financing costs, related to this transaction, of $1,824,357 for the six months ended June 30, 2004.


Series C Convertible Preferred Stock

In connection with the Big Content acquisition, the Company's Board of Directors authorized and issued 27,923 shares of a Series C Convertible Redeemable
Preferred  stock.  The  Series C  Convertible  Redeemable  Preferred  Stock,  as
amended, is convertible into 100 shares of the Company's common stock (2,792,210) any time at the option of the Company. The stock, as amended, has a liquidation preference value of $4,500,000. The Series C Convertible Preferred
Stock is no longer redeemable as a result of the waiver of the redemption provisions executed by the holders of the Series C Convertible Preferred Stock on May 20, 2003.

Series D Preferred Stock

In connection with the amendment of the Series B Stock discussed above, the SAIA provided for the issuance to the Series B preferred stockholders of 399,752 shares of Series D Preferred Stock, par value $0.01 per share (the "Series D Stock"), which have no right to receive dividends and are not convertible into the Company's common stock, but will vote together with the Company's common stock, with each share of Series D Stock having 50 votes. The Series D Stock carries an aggregate liquidation preference value of $2,430,000.


Treasury Stock

On April 16, 2004, the Company issued 15,500 shares of its Class A Common Stock, held in treasury, to a third party in exchange for legal services provided by this third party to the Company. The fair value of stock to be issued was $11,315, which is recognized as compensatory element of stock issuance expense during the three months ending June 30, 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders' Deficiency, continued

Warrants

Warrant activity and weighted average exercise prices for the six months ended June 30, 2004 was as follows:

                                                                                                      Weighted
                                                                                    Number of          Average
                                                                                     Warrants       Exercise Price
                                                                                 ---------------   -----------------
Outstanding, December 31, 2003                                                        8,033,986               $0.30

Issued in connection with convertible debt                                              951,700               $0.50
Issued in connection with a consulting agreement                                        500,000               $2.00
Issued in connection with a consulting agreement                                        500,000               $1.00
Issued in connection with an exclusive promotional agreement                            500,000               $0.40
                                                                                 ---------------   -----------------

Outstanding, June 30, 2004                                                           10,485,686               $0.70
                                                                                 ===============   =================



Note 12. Commitments and Contingencies

Lease Obligations

On April 4, 2003, the Company entered into a lease agreement for its current office facilities in New York. The lease, which commenced on February 1, 2003 and continues until January 31, 2008, was modified on April 10, 2004.

The minimum annual lease payments required under the modified lease agreement are:

Year Ending December 31,                   Annual Rent
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
                                      -----------------
                                              $311,024
                                      =================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies, continued:

David Tua Agreements

Pursuant to (i) a Sale and Purchase Agreement (the "Sale Agreement") dated as of December 24, 2002 among Sports Tech, Ltd. ("Sports Tech"), CKP and, for limited purposes, the Company, and (ii) a Consent Agreement ("Consent") dated as of December 24, 2002 among David Tua, CKP and Tuaman, Inc., CKP acquired all of Sports Tech's right, title and interest in and to an exclusive promotional agreement (the "Tua EPA") with David Tua ("Tua"), a leading heavyweight contender. The term of the Tua EPA is for three years beginning on December 1, 2002, subject to certain options by CKP to extend such term based upon Tua being declared the world champion or number one contender. Pursuant to the Sale
Agreement, CKP and the Company have agreed, among other things, to issue to Sports Tech 1,500,000 unregistered and restricted shares of common stock of the Company (provided that 250,000 of such shares have piggyback registration rights) with additional shares of common stock to be issued contingent upon Tua's future performance. Pursuant to the Consent, under certain circumstances relating to the amount realized from sales of the shares by Sports Tech, CKP may be obligated to make certain non-interest bearing advances of purses to Tua.

The Company has recorded the fair value of the 1,500,000 original shares of Company's stock to be issued of $1,065,000 on the date of the Sale Agreement as an adjustment to deferred signing bonuses and common stock to be issued and is amortizing the deferred signing bonus over the three year term of the related Tua EPA. Amortization of deferred signing bonus under this agreement for the six months ended June 30, 2004 and June 30, 2003 included in the condensed consolidated statement of operations amounted to $174,726 and $189,499 respectively.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies, continued

Consulting Agreements

On January 6, 2004 the Company entered into a twelve-month consulting agreement with a company to provide general consulting services to the Company. This contract was then amended by letter agreement on January 30, 2004. Pursuant to the agreement as amended, the Company has agreed to issue to the consultant 3,000,000 restricted shares of the Company's common stock in exchange for the various services provided. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. Additionally the Company has agreed to issue to the consultant an option to purchase 1,000,000 restricted shares of the Company's common stock on a fully diluted basis; 500,000 of which will have an exercise price of $1.00 and 500,000 of which will have an exercise price of $2.00 per share. The shares underlying the option shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before June 30, 2004, the agreement shall be deemed null and void and the parties shall attempt to renegotiate the terms. As of the filing date of this report, stockholder approval to increase the number of authorized shares of the Company has not been successfully completed, and the Company has recognized the remaining deferred costs of $1,027,000 as a non-cash expense in the second quarter, even though it continues negotiating an amendment of the January 6, 2004 agreement with the consultant.

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


Pledge This Holdings, LLC

On June 30, 2004, the Company and other parties entered into a limited liability agreement to form and become members of a Delaware limited liability company, Pledge This Holdings, LLC ("Pledge, LLC"). Pledge, LLC was formed to obtain necessary financing, produce and distribute a feature-length motion picture, including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution. In order to induce a group of investors ("Secured Party") to invest in and make accommodations to Pledge, LLC and in partial consideration of its 22.5% membership interest in Pledge, LLC, the Company entered a Guarantee and Pledge Agreement wherein it guaranteed to repay the $1,000,000 investment of the Secured Party in Pledge, LLC. The Company accounts for its $1,000,000 investment in Pledge This Holdings, LLC under the equity method.

As further consideration, the Company entered a Class A Common Stock And Installment Agreement on June 30, 2004 wherein it agreed to reserve for further issuance to the Secured Party 1,000,000 shares of its Class A Common Stock, par value $.01 share per share, immediately upon obtaining stockholder approval. The fair value of this stock as of June 30, 2004 was $510,000, which amount was recognized as financing cost during the three months ended June 30, 2004. The Company also agreed to pay to the Secured Party an amount equal to 12% per annum of the Secured Party's total investment of $1,000,000 in Pledge, LLC, payable on a quarterly basis.

The Company is further obligated under its limited liability agreement with Pledge LLC to make a capital contribution of $500,000 to Pledge, LLC within 20 days upon receipt of written notice from the managers, Messrs. James DiLorenzo and Juan Carlos Zapata, should they determine that capital is not otherwise sufficient or available to meet the capital needs of Pledge, LLC. Mr. DiLorenzo is a stockholder, officer and director of Cedric Kushner Promotions, Inc. and has a 7% membership interest in Pledge, LLC. Further, an affiliate of Livingston Investments, LLC, a related party to the Company, has a 4% membership interest in Pledge, LLC.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies, continued

Pledge This Holdings, LLC, continued

The possibility exists that the Company's position as it pertains to "Pledge This" may be ultimately diluted as subsequent financing is brought in to assure completion of the project. As of the date hereof, the amount of such dilution can not be determined by the Company.

Other

The Company previously had no general liability insurance and was in violation of its office lease which requires it to maintain a comprehensive policy of liability insurance naming its landlord and designees as additional insured, with limits of liability not less than $2,000,000 combined single limit coverage on a per occurrence basis, including property damage. As of June 16, 2004, the Company has obtained such coverage.

CKP and CKSN were dissolved by State of New York, Division of Corporations by proclamation on June 25, 2003. Until such time as they are reinstated, CKP and CKSN's business is being performed through CKP and/or its other subsidiaries.


Note 13. Litigation

Investor and Public Relations Agreement On May 13, 2002 the Company entered into agreements with Investor Relation Services, Inc, ("IRSI") and Summit Trading Limited ("Summit") (collectively the "Consultants) to provide investor and public relations services. The agreement engaged the consultants to provide one or more investor relations plans as well as assistance in the coordination and execution of the agreed upon plan or plans. A plan would include several services as defined in the agreement. The agreement was to have been effective for the period from May 13, 2002 through May 12, 2005. As compensation for the services, the Company was to issue the Consultants 2,631,580 shares of Class A Common Stock of the Company. The fair value of the shares to be issued of $3,236,843 was recorded as deferred consulting fees and common stock to be issued based upon the value of the common stock on the date on which that agreement was entered into. Deferred consulting fees were to have been amortized over the three-year life of the agreement. Amortization expense related to this agreement from inception to December 31, 2003 amounted to $1,186,802, and has been included in compensatory element of stock issuances for selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In August 2002, the Company terminated the contract for cause when IRSI was deemed by the Company to be unable to fulfill its contractual obligations to the Company when a principal of IRSI was indicted for securities fraud.

As of December 31, 2002, the Company's management believed that it was premature to fully assess the likelihood of success in defending the claims asserted. A preliminary determination then showed a substantial factual basis for the Company's termination of the agreement. However, the Company was unable to predict the outcome of the dispute and, accordingly, no further adjustment was made as of December 31, 2002 to the condensed consolidated financial statements relating to this agreement.

On June 11, 2004, the Company completed execution of a final settlement of our dispute with the Consultants pursuant to which we have agreed to issue to Consultants 2,500,000 shares of the Company's common stock. The terms of the settlement agreement provide that the Company shall distribute our pending proxy statement to our stockholders for a vote within 60 days after the completion of the review of such document by the Securities and Exchange Commission, and that such shares shall only be paid to the Consultants after the approval by our stockholders of an increase in the number of authorized shares of the Company to 100 million shares. In the event that the shares are not transferred on or before September 1, 2004, then the settlement agreement shall be voidable by the Consultants on 30 days written notice, whereupon the parties shall thereafter continue the presently pending arbitration. As a result of this settlement, since services were no longer being performed, the Company recognized a non-cash expense of $1,375,699 as litigation settlement expense for the year ended December 31, 2003. However, if the Company is unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company. As of the filing date of this report, the Company has not obtained stockholders' approval to increase its number of authorized shares; nor has it received notice from the Consultants.

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

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum. The balance on this obligation at June 30, 2004 amounted to $90,003, which is categorized as accrued litigation and judgments payable in the Company's condensed consolidated financial statements.

Zomba Recording Corporation

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of June 30, 2004, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

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

     o Permanently barring Messrs. Kushner, DiLorenzo and Angel from serving as officers or directors of the Company and any other publicly traded corporation; and
     o Permanently restraining and enjoining the Company, its officers and directors from violating the federal securities laws, rules and regulations.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 13. Litigation, continued:

On February 18, 2004 the Company paid Mathis an additional fee of $75,000 in an effort to forego any further action that Mathis was going to take either against the Company or Kushner individually. On March 24, 2004, the Company and Mathis entered into an amicable settlement arrangement whereby Mathis has agreed to release the Company, Cedric Kushner Promotions, Ltd., Cedric Kushner Productions, Ltd., and Cedric Kushner Boxing, Inc. from all liabilities and obligations including but not limited to those obligations arising from the Mathis SA, entered into effective as of April 18, 2003, and the judgment obtained by Mathis in regards to a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York styled Buster Mathis, Jr. v. Cedric Kushner et al. In exchange for such release the Company has hired Mathis in a consulting capacity for a term of three years. Mathis will assist the Company as a talent scout in its endeavors to search for young amateur boxers with professional potential. In addition, Mathis has agreed to attend occasional meetings, events or functions on behalf of the Company, and to advise, and discuss new concepts and projects in development by the Company. As compensation for services rendered, the Company has agreed to pay Mathis $363,000 in full by July 15, 2004 resulting in the Company recognizing an additional amount of $105,756 in settlement expense in 2003. Additionally, the Company agreed that if Mathis shall not have received the full compensation of $363,000 by July 15, 2004, then the Company shall pay Mathis additional compensation of $3,500 per month for each month that the sum of $363,000 (exclusive of the additional compensation) has not been paid. At the sole option of the Company, in lieu of payments, the Company may tender Mathis freely tradable shares of common stock of the Company registered pursuant to a Form S-8 that the Company intends to file, although there is no assurance that this will occur. At its sole and exclusive option, the Company may elect to accelerate the payment schedule. As of June 30, 2004, the Company has an outstanding balance of $248,000 due Mathis. As of this report date, the Company did not pay the amount that was due on July 15, 2004, opting to pay the additional monthly compensation of $3,500.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Litigation, continued:

Shane Mosley

On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated. As of June 30, 2004, the Company had recorded as current notes payable $510,359 as the remaining liability to the boxer.

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

Others

In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At June 30, 2004, the Company had accrued an aggregate of approximately $1,171,315, inclusive of the amounts previously discussed, with the exception of approximately $777,233 reported as notes payable and $248,000 in accrued expenses.

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


Note 14.  Major Customer

Revenue from one customer accounted for approximately 45% and 77% of revenues for the six months ended June 30, 2004 and 2003, respectively.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 15.  Subsequent Events

From July 14, 2004 to September 10, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $156,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. Additionally, the Company issued 78,000 warrants to purchase shares of common stock in connection with the notes at an exercise price of $.50 per share. The warrants are exercisable over a five-year period. The Company also agreed to pay sales commission related to issuance of these notes and warrants in the amount of $15,600, and to issue to the sales agent 15,600 warrants with the same terms. This sales commission and the fair value of the warrants will be expensed over the term of the notes as financing costs.

On July 7, 2004, the Company entered into a participation agreement with an investor whereby, in consideration of the payment of $15,000, the investor is entitled to receive 5% of the net revenues received from the promotion of a certain boxer. This is in addition to the __% participation agreement that was previously entered into by the Company that is described in Note 3. Prepaid Signing Bonuses, Net.

On July 8, 2004, the Company formed a new wholly-owned subsidiary, Ckrush Entertainment, Inc. ("Ckrush"). Ckrush, which was organized as a Delaware corporation, will focus on the film and television industries.

From July 1, 2004 to September 10, 2004, the Company repaid approximately $116,000 to various third parties pursuant to several promissory notes or loan agreements.

From July 1, 2004 to September 10, 2004, the Company borrowed approximately $38,500 from various third parties pursuant to several promissory notes. The notes are short-term and mature on various dates, with interest accruing at 10% per annum.

On July 28, 2004, the Company entered into a finder's fee agreement with a finder in order to raise funds for the Company. This agreement provides a cash fee equal to 10% of the gross proceeds of any and all offerings received by the Company. As further compensation, the Company shall also issue the finder a warrant, with an exercise price of $0.50 per share, to purchase one share of common stock for every $3.00 of promissory notes purchased by potential investors introduced by the finder.

On or about August 3, 2004 the Company was served a Petition to Recover Damages for Breach of Contract, Temporary Restraining Order Preliminary Injunction, and Permanent Injunction by a third party. This petition calls for damages regarding loss of profits among other things, as well as reimbursement for other expenses.

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

OVERVIEW

The Company, through its subsidiaries, is an integrated boxing promoter and sports entertainment company. The Company's subsidiaries are summarized below:

Cedric Kushner Boxing, Inc.

CKB was incorporated under the laws of the State of Delaware on March 5, 1999. CKB is 100% owned by the Company. CKB functions as a holding company for the following subsidiaries:

Cedric Kushner Promotions, Ltd.

Cedric Kushner Promotions, Ltd. ("CKP"), incorporated as a New York corporation on March 23, 1993, manages the promotion of professional boxing events and professional boxers. It is a party to all contracts with boxers whom we promote. CKP provides event management that includes, among other things, securing venues/sites and coordinating promotions. It also manages boxing operations, including talent acquisition and development, matchmaking, and coordination with sport governing bodies. CKP typically acquires the rights to boxing athletes and packages those rights to television networks, venues, sponsors and other promoters. It has promotional rights to approximately 25 boxing athletes. CKP is 100% owned by CKB. CKP was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003. Until such time as CKP is reinstated, CKP's business is being performed through CKP and/or its other subsidiaries.

Cedric Kushner Sports Network, Ltd.

Cedric Kushner Sports Network, Ltd. ("CKSN"), incorporated as a New York corporation on June 4, 1993, is one of the suppliers of boxing talent to television networks, including Home Box Office, Inc. ("HBO"), Showtime Networks Inc. ("Showtime"), ESPN and Eurosport. CKSN is 100% owned by CKB. CKSN was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003. Until such time as CKSN is reinstated, CKSN's business is performed through CKP and/or its other subsidiaries.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals (such as incentive compensation and restructuring costs), income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our condensed consolidated financial statements because they are affected significantly by management's judgments, assumptions and estimates.

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


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Revenues increased by $170,946, or 9%, to $2,045,163 for the six months ended June 30, 2004 from $1,874,217 for the same period in the prior year.

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

Revenue from a single customer accounted for approximately 45% of revenues for the six months ended June 30, 2004, compared to 77% from another single customer for the same period in 2003. The loss of this single customer may have a material impact on the Company's operations or prospects.

Cost of revenues, consisting of $1,744,890 in boxing promotion costs and $595,864 in media costs, increased by $635,165, or 38%, to $2,340,754 for the six months ended June 30, 2004, compared to $1,705,589 incurred for the six months ended June 30, 2003. The increase in cost of revenues is attributable to the greater cost incurred in staging some of the events during the first quarter of 2004 and the launch of the new Heavyweight Heroes series during the same period.

Gross profit decreased by $464,218 from a gross profit of $168,628 for the six months ended June 30, 2003 to a gross loss of $295,590 for the six months ended June 30, 2004. For the six months ended June 30, 2004, the Company's gross margin decreased to a loss of 14.5%, compared to a gain of 9% for the same period in the prior year. The primary reasons are as follows:

o    Start-up production costs for the new Heavyweight Heroes series; and

o    Losses in certain boxing events due to lower revenue realization.

The following represents a comparison of revenues,  cost of revenues,  and gross
(loss) profit by segment for the six months ended June 30, 2004 and June 30, 2003:


                                                               SIX MONTHS ENDED JUNE 30,
                                              --------------------------------------------------------------
                                                   2004        % of total        2003          % of total
                                              --------------------------------------------------------------
REVENUES
   Boxing promotions                              $1,692,735        82.8%        $1,217,987            65.0%
   Media                                             352,429        17.2%           656,230            35.0%
                                              --------------- ------------  ---------------- ----------------
        TOTAL REVENUES                             2,045,163       100.0%         1,874,217           100.0%
                                              --------------- ------------  ---------------- ----------------
COST OF REVENUES
   Cost of revenues - boxing promotions            1,744,890        85.3%         1,275,126            68.0%
   Cost of revenues - media                          595,864        29.1%           430,463            23.0%
                                              --------------- ------------  ---------------- ----------------
      TORAL COST OF REVENUES                       2,340,754       114.5%         1,705,589            91.0%
                                              --------------- ------------  ---------------- ----------------
GROSS INCOME
   Boxing promotions                                 (52,155)       -2.6%           (57,139)           -3.0%
   Media                                            (243,435)      -11.9%           225,767            12.0%
                                              --------------- ------------  ---------------- ----------------
        GROSS PROFIT (LOSS)                        ($295,590)      -14.5%          $168,628             9.0%
                                              =============== ============  ================ ================

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003, continued:

Selling, general and administrative expenses increased by 35% or $314,292 to $1,225,654 for the six months ended June 30, 2004, from $911,362 in the prior year. The Company recorded a non-cash expense, classified as "compensatory element of stock and warrant issuances for selling, general and administrative expenses" of $2,192,415 and $1,010,474 relating to the use of stocks and warrants for obligations due under various consulting and employment agreements for the six months ended June 30, 2004 and 2003, respectively.

Depreciation and amortization expense for property and equipment decreased by $19,973 to $4,751 for the six months ended June 30, 2004, from $24,724 for the same period in the prior year. Amortization of signing bonuses increased by $31,521 to $315,942 for the six months ended June 30, 2004, compared to $284,421 for the same period in the prior year. Amortization of intangible assets decreased by $142,625 to $136,666 for the six months ended June 30, 2004, compared to $279,291 during the same period last year.

The Company recorded $4,989,202 in financing costs paid in stocks and warrants for the six months ended June 30, 2004, compared to $842,130 for the same cost in the prior year. The increase results primarily from the conversion of indebtedness that was due to the Company's president into equity (Please refer to Part II -- Other Information, Item 2, Change In Securities), and consulting agreement entered into this year (Please refer to Note 12 - Commitments and Contingencies, Consulting Agreements in Notes to Consolidated Financial Statements).

Interest expense, inclusive of related parties and other amounts, decreased by $139,052 from $572,483 in the first six months ended June 30, 2003 to $433,431 for the six months ended June 30, 2004. This decrease is attributable to a reduction of the average interest rate on the Company's debt due to the replacement of a portion of higher rate debt with lower rate debt, and to the conversion of the Company's President's long-term debt into equity.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company's cash position reflected a balance of $4,320, compared to the $21,205 balance at December 31, 2003. Additionally, the Company had $4,980 held in escrow at June 30, 2004, subject to release in accordance with the terms of an escrow agreement dated February 17, 2004 (See Note 2 of the NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS).

Net cash used in operating activities was $1,395,318 during the six months ended June 30, 2004, compared to net cash used in operating activities of $492,798 the same period last year and primarily resulting from: (i) our net losses of
$10,003,145   and  $3,756,217  in  the  first  six  months  of  2004  and  2003, respectively, adjusted for depreciation and amortization of $457,359 and $588,436, financing costs paid in stocks and warrants of $2,955,272 and $842,130, stock-based compensation expense of $2,192,415 and $1,010,474 in the first six months of 2004 and 2003, respectively; and (ii) an increase in operating liabilities of $590,913 and $832,071 in the first six months of 2004 and 2003, respectively, offset by an increase in operating assets of $85,182 and $120,003 in the first six months of 2004 and 2003, respectively.

Net cash used in investing activities was $441,482 during the six months ended June 30, 2004, compared to net cash used in investing activities of $941,438 resulting primarily from $375,000 used for prepaid signing bonuses paid, compared to $640,000 for the same period last year; $20,482 in the purchase of fixed assets during the current year; $76,000 in the purchase of investments this year; $21,438 in the payment of security deposit in the prior year; and $280,000 in the purchase of intangible assets during the prior year, offset by $30,000 in proceeds provided from the partial sales of boxers' exclusive promotional agreements.

Net cash provided by financing activities was $1,819,915 during the six months ended June 30, 2004, compared to $1,434,236 for the same period last year resulting primarily from: $495,000 from notes and loans payable and $1,627,000 from convertible debt, offset primarily by $362,000 in note payable repayments.

The Company incurred net losses of $10,003,145 and $3,756,217 during the six months ended June 30, 2004 and 2003, respectively. In addition, the Company had a working capital deficiency of $12,817,690 at June 30, 2004. Furthermore, the Company had a stockholders' deficiency of $12,637,384 at June 30, 2004. These factors continue to raise substantial doubts about the Company's ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is in default of several notes and loans payable in the aggregate amount of approximately $4,702,000. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations.

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

During the six months ended June 30, 2004, the Company continued to explore sources of additional financing to satisfy its current operating requirements. In addition, the Company continues to focus in improving liquidity in several ways, including:

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


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, as revised in December 2003, the Financial Standards Accounting Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or
SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 for the first interim or annual period beginning after March 15, 2004. The Company does not expect the adoption of FIN No. 46 to have a significant impact on its condensed consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline those financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatory redeemable security should be classified as a liability on the balance sheet. At June 30, 2004, the Company did not have any instruments that were within the scope of SFAS No. 150.

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

                          PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Please refer to Note 13-Litigation of the Notes to Financial Statements for information regarding legal proceedings.


Item 2. CHANGES IN SECURITIES

On January 6, 2004 the Company entered into a twelve-month consulting agreement with a company to provide general consulting services to the Company. This contract was then amended by letter agreement on January 30, 2004. Pursuant to the agreement as amended,, the Company has agreed to issue to the consultant 3,000,000 restricted shares of the Company's common stock in exchange for the various services provided. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. Additionally the Company has agreed to issue to the consultant an option to purchase 1,000,000 restricted shares of the Company's common stock on a fully diluted basis; 500,000 of which will have an exercise price of $1.00 plus 500,000 of which will have an exercise price of $2.00 per share. The shares underlying the option shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before June 30, 2004, the agreement shall be deemed null and void and the parties shall attempt to renegotiate the terms. As of the filing date of this report, stockholder approval to increase the number of authorized shares of the Company has not been successfully completed, and the Company and consultant are currently negotiating an amendment of the agreement.

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

During the three months ended March 31, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $1,577,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. These notes will mature at various dates prior to July 27, 2004. The outstanding balance, net of unamortized debt discount of $146,447 as of June 30, 2004 was $1,430,553. Financing costs, related to the amortization of the beneficial conversion feature for the six months ended June 30, 2004 and included in the condensed consolidated statement of operations, amounted to $1,778,473. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. In connection with the convertible notes, the Company issued 788,500 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period. The fair value of the warrants of $0.90 was estimated at an average price of $1.12 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the six months ended June 30, 2004 and included in the condensed consolidated statement of operations, amounted to $709,445. Additionally, the Company paid a Finder cash compensation equal to ten percent (10%) of the gross amount of the notes and warrant agreements funds received. Further, the Company agreed to issue the Finder warrants to purchase shares of common stock equal to 10% of the gross proceeds raised by the Finder divided by the exercise price of the warrants. The warrants, which have an estimated fair value of approximately $54,000, shall have a term of 5 years and an exercise price of $0.50 per share.

From April 1, 2004 to June 30, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $50,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. Additionally, the Company issued 25,000 warrants to purchase shares of common stock in connection with the notes at an exercise price of $.50 per share. The warrants are exercisable over a five-year period. The fair value of the warrants is approximately $13,900 at an average price of approximately $.56 per share on the date of issuance, using the Black-Scholes pricing model. Additionally, the Company agreed to pay sales commission related to issuance of these notes and warrants in the amount of $5,000, plus the Company agreed to issue the sales agent 5,000 warrants with the same terms. This sales commission and the fair value of the warrants will be expensed over the term of the notes as financing costs.

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

On April 16, 2004, the Company issued 15,500 shares of its Class A Common Stock, held in treasury, to a third party in exchange for legal services provided by this third party to the Company. The fair value of stock to be issued was $11,315, which is recognized as compensatory element of stock issuance expense during the three months ending June 30, 2004.

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

On June 30, 2004, the Company and other parties entered into a limited liability agreement to form and become members of a Delaware limited liability company, PLEDGE THIS HOLDINGS, LLC ("Pledge, LLC"). Pledge, LLC was formed to obtain necessary financing, produce and distribute a feature-length motion picture, including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution. In order to induce a group of investors ("Secured Party") to invest in and make accommodations to Pledge, LLC and in partial consideration of its 22.5% membership interest in Pledge, LLC, the Company entered a Guarantee and Pledge Agreement wherein it guaranteed to repay the $1,000,000 investment of the Secured Party to Pledge, LLC. As further consideration, the Company entered a Class A Common Stock and Installment Agreement on June 30, 2004 wherein it agreed to reserve for further issuance to the Secured Party 1,000,000 shares of its Class A Common Stock, par value $.01 share per share, immediately upon obtaining stockholder approval. The intrinsic value of this stock as of June 30, 2004 was $510,000 which will be recorded as an investment. The Company also agreed to pay to the Secured Party an amount equal to 12% of the Secured Party's total investment in Pledge, LLC per annum, payable on a quarterly basis.

On June 1, 2004 the Company entered into a six-month consulting agreement with an individual to provide general consulting services to the Company. Pursuant to the agreement and in exchange for the various services provided, the Company agreed to issue to the individual 10,000 restricted shares of the Company's common stock every month, beginning with the effective date of the agreement and continuing until the expiration or termination of the agreement. Such shares contain piggyback registration rights and will not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before November 1, 2004, the agreement shall be deemed null and void and the Company shall have no obligation to the individual hereunder. The Company recognized $5,100 in compensatory element of stock and warrant issuances for selling, general and administrative expenses, related to this transaction, in the second quarter of 2004.

On June 30, 2004, the Company converted $240,000 in convertible debt and $9,863 in accrued interest into 499,726 shares of the Company's Class A Common Stock to be issued. The Company recognized financing costs, related to this transaction, of $27,712 in the second quarter of 2004.

Item 3. DEFAULTS UPON SENIOR SECURITIES

During the six months ended June 30, 2004, the Company entered into notes and warrant agreements with various third parties for a combined total of $1,577,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. These notes were due at various dates prior to July 27, 2004. As these Notes have not been repaid, the Company is currently in default of these notes. The notes provided that in the event the principal amount of these notes, together with accrued but unpaid interest, were not paid on or before the 150th calendar day after the date of the notes, the Holder was required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. The Company currently does not have enough authorized shares of Common Stock of the Company to satisfy these conversions and will not be able to effectuate the conversion until such a time as the shareholders of the Company vote to increase the authorized shares of the Company's common stock.

The Company is also in default of several notes and loans payable that matured this year prior to September 10, 2004, in the aggregate principal amount of approximately $755,000, together with approximately $85,000 in accrued interest.

Additionally, as of December 31, 2003 and continuing as of the date hereof the Company was in default of several notes and loans payable in the aggregate amount of approximately $2,370,000. For a description of these defaults existing as of December 31, 2003, all of which continue to be in default as of the date hereof, see Notes 10 and 18 to our audited financial statements for the year ended December 31, 2003 which are incorporated by reference to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on June 25, 2004.

                          PART II -- OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first six months of 2004, the Company did not submit any matters to a vote of security holders.


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

10.37* Form of Warrant to Purchase Common Stock, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.38* Form of Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.39* Form of Convertible Promissory Note, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.40* Supplement, dated March 19, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3) 10.41* Supplement, dated March 29, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.42* Exchange Agreement, dated February 19, 2004, between the Company and Cedric Kushner. (3)
10.43* Amended Exchange Agreement, dated May 7, 2004, between the Company and Cedric Kushner. (3)
10.44* Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr. (3)
10.45* Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield. (3)
10.46* Consulting Agreement, effective June 1, 2004, between the Company and Roy Roberts (4)
10.47* Form of Note and Warrant Purchase Agreement, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.48* Form of Convertible Promissory Note, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.49* Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
31.1      Certification by Chief Executive  Officer  pursuant to  Sarbanes-Oxley
          Section 302.
31.2      Certification by Chief Financial  Officer  pursuant to  Sarbanes-Oxley
          Section 302.
32.1      Certification by Chief Executive Officer pursuant to 18 U.S.C. Section
          1350
32.2      Certification by Chief Financial Officer pursuant to 18 U.S.C. Section
          1350

          * Previously filed.

          (1) Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on Form July 7, 1998.
          (2)Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form May 15, 2002.
          (3)Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form June 25, 2004.
          (4)Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form August 13, 2004.

(b)   Current Reports on Form 8-K
          There were no reports filed on Form 8-K for the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CEDRIC KUSHNER PROMOTIONS, INC.


Date: September 10, 2004             /s/Cedric Kushner
                                    ------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: September 10, 2004            /s/James DiLorenzo
                                    -------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)