Form 10QSB/A
period 2004-06-30
CEDRIC KUSHNER PROMOTIONS INC
filed 2004-10-25
CIK 1064539

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

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

            As of October 22, 2004, there were 10,664,207 outstanding
               shares of common stock, par value $0.01 per share.

INTRODUCTORY NOTE

RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

This Amendment No. 1 on Form 10-QSB/A is being filed to primarily remove a contingent liability that was originally recorded on the Company's books as a liability and resulted in an overstatement of its assets and liabilities on the Balance Sheet.

On October 22, 2004 the Company determined that it should restate its interim financial statements for the quarter ended June 30, 2004. The Company has originally reported an investment in Pledge This Holdings (See Note 12, page 20) in the amount of $1,000,000 with a corresponding liability of $1,000,000. The Company subsequently determined that the liability as originally reported was a contingent liability. Accordingly, the Company has reversed the $1,000,000 investment and liability.

This revision has no effect on the results of operations for the three months and six months ended June 30, 2004.


AMENDED ITEMS

We hereby amend the following items, financial statements, exhibits or other portions of our Form 10-QSB for the quarter ended June 30, 2004, as set forth herein. Each item of the financial statements and disclosures that was affected by the restatement has been amended and restated. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-QSB. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on September 13, 2004.

The amended items are as follows:

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet at June 30, 2004
            (Unaudited)

            Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (Unaudited)

            Notes to Condensed Consolidated Financial Statements

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                                      INDEX
                                       TO
                                  FORM 10-QSB/A

                                                                                    Page

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet at June 30, 2004                      4
            (Unaudited)

            Condensed Consolidated Statements of Operations for the three              6
            months and six months ended June 30, 2004 and 2003 (Unaudited)

            Condensed Consolidated Statements of Cash Flows for                        7
            the six months ended June 30, 2004 and 2003 (Unaudited)

            Notes to Condensed Consolidated Financial Statements                       9

Item 2.     Management's Discussion and Analysis or Plan of Operation                 27

Item 3.     Controls and Procedures                                                   33

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                         34

Item 2.     Changes in Securities                                                     34

Item 3.     Defaults Upon Senior Securities                                           37

Item 4.     Submission of Matters to a Vote of Security Holders                       38

Item 5.     Other Information                                                         38

Item 6.     Exhibits and Reports on Form 8-K                                          38

            SIGNATURES                                                                42

            CERTIFICATIONS                                                            43


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         AS OF JUNE 30, 2004 (Unaudited)

                                     ASSETS

 CURRENT ASSETS:
    Cash                                                                                            $4,320
    Escrow Funds                                                                                     4,980
    Accounts receivable, net of allowance for doubtful accounts of $44,120                         125,274
    Other current assets                                                                             7,429
                                                                                    -----------------------
         TOTAL CURRENT ASSETS                                                                      142,003
                                                                                    -----------------------

 PROPERTY AND EQUIPMENT, NET                                                                        25,733

 OTHER ASSETS:
    Prepaid signing bonuses, net                                                                   585,452
    Deferred finance cost, net                                                                           -
    Security deposit                                                                                28,584

    Other assets                                                                                    76,000
    Intangible assets, net                                                                         864,643
                                                                                    -----------------------
         TOTAL ASSETS                                                                           $1,722,414
                                                                                    =======================

    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                         AS OF JUNE 30, 2004 (Unaudited)


 CURRENT LIABILITIES:
    Accounts payable                                                                            $2,619,243
    Accrued litigation and judgments payable                                                     1,171,315
    Due to stockholders/officers                                                                   349,777
    Current portion of notes payable - stockholders                                                372,659
    Convertible debt, net of discounts                                                           1,462,350
    Current portion of notes and loans payable                                                   3,214,734
    Accrued expenses and other current liabilities                                               2,364,616

    Deferred revenue                                                                               405,000
                                                                                    -----------------------
         TOTAL CURRENT LIABILITIES                                                              11,959,693
                                                                                    -----------------------
 LONG-TERM LIABILITIES:
     Notes payable - stockholders, less current portion                                          1,199,105
     Notes and loans payable, less current portion                                               1,201,000
                                                                                    -----------------------
         TOTAL  LONG-TERM LIABILITIES                                                            2,400,105
                                                                                    -----------------------
         TOTAL  LIABILITIES                                                                     14,359,798
                                                                                    -----------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $.01 par value, authorized 5,000,000 shares
        Series A convertible, $.01 par value, authorized 500,000 shares,                             1,175
          117,500 shares issued and outstanding (liquidation preference of $352,500)
        Series B convertible, $.01 par value, 464,908 shares authorized, issued                      4,650
          and outstanding (liquidation preference of $4,058,911)
        Series C convertible, $.01 par value, 27,923 shares authorized,                                279
          issued and outstanding (liquidation preference of $4,500,000)
        Series D, $.01 par value, 399,752 shares authorized, 399,752 shares                          3,998
          issued and outstanding (liquidation preference of $2,430,000)
    Common stock, $.01 par value, authorized 20,000,000 shares
       Class A, $.01 par value, 15,000,000 shares authorized,                                      107,690
          10,768,991 shares issued and 10,664,207 shares outstanding
       Class B, $.01 par value, 5,000,000 shares authorized,                                             -
          -0- shares issued and outstanding
       Class A Common Stock to be issued, 12,965,418 shares                                     10,230,535
    Additional paid-in capital                                                                  16,171,397
    Accumulated deficit                                                                        (38,035,750)
    Deferred consulting fees                                                                      (628,666)
    Deferred finance costs                                                                               -
    Deferred signing bonuses                                                                      (407,692)
    Treasury stock, at cost - 104,784 shares of Class A common stock                               (85,000)
                                                                                    -----------------------
         TOTAL STOCKHOLDERS' DEFICIENCY                                                        (12,637,384)
                                                                                    -----------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         $1,722,414
                                                                                    =======================

    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            FOR THE THREE MONTHS                       FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                            ENDED JUNE 30,
                                                          2004                 2003                  2004                 2003
                                                     ----------------      ----------------     ----------------    ----------------
REVENUES
   Boxing promotions                                        $365,361              $181,610           $1,692,735          $1,217,987
   Media                                                     123,059               390,041              352,429             656,230
                                                     ----------------      ----------------     ----------------    ----------------
        TOTAL REVENUES                                       488,420               571,651            2,045,163           1,874,217
                                                     ----------------      ----------------     ----------------    ----------------
OPERATING COSTS AND EXPENSES
   Cost of revenues - boxing promotions                      382,445               274,143            1,744,890           1,275,126
   Cost of revenues - media                                  328,183               189,700              595,864             430,463
   Selling, general and administrative                       451,007               409,129            1,225,654             911,362
   Amortization of signing bonuses                           172,854               164,083              315,942             284,421
   Amortization of intangible assets                          68,333               141,729              136,666             279,291
   Impairment of intangible assets                           430,000                     -              430,000                   -
   Depreciation and amortization of property
     and equipment                                             2,305                12,362                4,751              24,724
   Compensatory element of stock and warrant               1,696,915               505,237            2,192,415           1,010,474
     issuances for selling, general and
     administrative expenses
                                                     ----------------      ----------------     ----------------    ----------------
        TOTAL OPERATING COSTS AND EXPENSES                 3,532,042             1,696,383            6,646,182           4,215,861
                                                     ----------------      ----------------     ----------------    ----------------
        LOSS FROM OPERATIONS                              (3,043,622)           (1,124,732)          (4,601,018)         (2,341,644)
                                                     ----------------      ----------------     ----------------    ----------------
OTHER INCOME (EXPENSES)
   Gain on sale of boxing promotional agreement                5,000                     -               30,000                   -
   Loss on disposition of assets                              (9,493)                    -               (9,493)                  -
   Other income                                                    -                    40                    -                  40

   Interest expense - related parties                        (57,141)              (70,544)            (120,112)           (143,375)
   Interest expense - other                                 (153,366)             (153,411)            (313,319)           (429,108)
   Financing costs paid in stocks and warrants            (1,567,620)             (530,750)          (4,989,202)           (842,130)
                                                     ----------------      ----------------     ----------------    ----------------
        TOTAL OTHER INCOME (EXPENSES)                     (1,782,619)             (754,665)          (5,402,126)         (1,414,573)
                                                     ----------------      ----------------     ----------------    ----------------
NET LOSS                                                 ($4,826,241)          ($1,879,397)        ($10,003,145)        ($3,756,217)
                                                     ================      ================     ================    ================
Net loss applicable to common stock:
   Net loss                                              ($4,826,241)          ($1,879,397)        ($10,003,145)        ($3,756,217)
   Preferred stock dividends - Series A                       (8,505)               (8,179)             (16,939)            (16,112)
                                                     ----------------      ----------------     ----------------    ----------------
   Net loss applicable to common stock                   ($4,834,746)          ($1,887,576)        ($10,020,084)        ($3,772,329)
                                                     ================      ================     ================    ================
NET LOSS PER COMMON SHARE (basic and diluted)                 ($0.45)               ($0.18)              ($0.94)             ($0.35)
                                                     ================      ================     ================    ================
PRO-FORMA NET LOSS                                            ($0.08)               ($0.05)              ($0.17)             ($0.10)
PER COMMON SHARE (basic and diluted)
                                                     ================      ================     ================    ================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
   Basic and diluted                                      10,661,482            10,648,707           10,655,094          10,301,240
                                                     ================      ================     ================    ================
   Pro-forma basic and diluted                            59,968,308            39,075,131           58,422,192          47,823,920
                                                     ================      ================     ================    ================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                  FOR THE SIX MONTHS
                                                                                                     ENDED JUNE 30,
                                                                                             2004                    2003
                                                                                    ------------------------ ----------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                    ($10,003,145)           ($3,756,217)
  Adjustments to reconcile net loss
   to net cash (used in) operating activities:
  Depreciation and amortization                                                                     457,359                588,436
  Amortization of debt discount                                                                   1,523,930                      -
  Provision for losses on accounts receivable                                                        33,120                      -
  Compensatory element of stock and warrant issuances                                             2,192,415              1,010,474
    for selling, general and administrative expenses
  Financing costs paid in stocks and warrants                                                     2,955,272                842,130
  Financing costs incurred in obtaining membership interest in Pledge This, LLC                     510,000
  Impairment of intangible assets                                                                   430,000
  Convertible debt interest converted into common stock                                                   -                110,310
  (Increase) decrease in operating assets:
    Escrow funds                                                                                     (4,980)                     -
    Accounts receivable                                                                            (125,273)               (98,500)
    Miscellaneous receivables and other assets                                                       45,071                   7500
    Other assets                                                                                          -                (29,003)
  Increase (decrease) in operating liabilities:
    Accounts payable                                                                                118,528                (79,433)
    Accrued litigation and judgments payable                                                          6,703                210,854
    Accrued expenses and other current liabilities                                                  460,681                210,150
    Deferred revenues                                                                                     -                400,000
    Customer advances                                                                                 5,000                 90,500
                                                                                    ------------------------ ----------------------
                                   NET CASH USED IN OPERATING ACTIVITIES                         (1,395,318)              (492,798)
                                                                                    ------------------------ ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for prepaid signing bonuses                                                         (375,000)              (640,000)
  Purchase of fixed assets                                                                          (20,482)                     -
  Purchase of investments                                                                           (76,000)                     -
  Payment of security deposit                                                                             -                (21,438)
  Proceeds from sale of boxing promotional agreement                                                 30,000                      -
  Purchase of intangible assets                                                                           -               (280,000)
                                                                                    ------------------------ ----------------------
                                   NET CASH USED IN INVESTING ACTIVITIES                           (441,482)              (941,438)
                                                                                    ------------------------ ----------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholders and related parties                                                    120,596                312,115
  Repayments to stockholders and related parties                                                    (82,829)               (29,897)
  Proceeds from notes and loans payable - stockholders                                               92,593                 78,429
  Repayment of notes and loans payable - stockholders                                               (70,445)               (70,691)
  Proceeds from convertible debt                                                                  1,627,000                305,000
  Bank overdraft                                                                                          -                  7,903
  Proceeds from notes and loans payable - other                                                     495,000              1,175,384
  Repayment of notes and loans payable - other                                                     (362,000)              (344,006)
                                                                                    ------------------------ -----------------------
                                   NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,819,915              1,434,236
                                                                                    ------------------------ ----------------------
                                                     NET INCREASE (DECREASE) IN CASH                (16,885)                     -
 CASH, BEGINNING OF PERIOD                                                                           21,205                      -
                                                                                    ------------------------ ----------------------
 CASH, END OF PERIOD                                                                                 $4,320                    $ -
                                                                                    ======================== ======================

                                        7

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                   (Unaudited



                                                                                        FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                 2004                     2003
                                                                          --------------------   ------------------------
  Cash paid during the period for:
  Interest                                                                         $  112,012                 $  286,721
Non-cash investing and financing activities:
   Recording of debt discount                                                      $1,577,000                 $  637,991
   Common stock to be issued pursuant to consulting agreements                     $1,791,000                 $  560,000
   Common stock to be issued pursuant to a sale agreement                          $        -                 $  132,000
   Common stock to be issued pursuant to two promissory agreements                 $        -                 $  105,000
   Conversion of convertible debt and accrued interest                             $  249,863                 $1,225,914
        into common stock to be issued
   Conversion of stockholders' notes and loan payable into equity                  $  992,357                 $        -
   Conversion of stockholders' net advances into equity                            $  636,554                 $        -
   Reclassification of accrued expense to due to stockholders/officers             $   73,016                 $        -
   Conversion of stockholders' accrued interest into accrued expenses              $   91,691                 $        -
   Conversion of stockholders' accrued interest into equity                        $   83,973                 $        -
   Conversion of notes payable into convertible debt                               $   10,000                 $        -
   Conversion of accounts payable into due to rrelated party                       $   28,270                 $        -
   Conversion of notes payable into convertible debt                               $  240,000                 $        -
   Loss resulting from write-off of fixed assets damaged by office fire            $    9,493                 $        -

   Unamortized convertible debt discount                                           $  103,070                 $        -
   Common stock to be issued pursuant to acquisition                               $  510,000                 $        -
         of a minority interest in Pledge This, LLC
   Common stock to be issued pursuant to an exclusive                              $   62,500                 $        -
        promotional agreement
   Warrants issued to purchase shares pursuant                                     $  205,000                 $        -
         to an exclusive promotional agreement
    Loss resulting from disposition of treasury stock                              $  104,983                 $        -
        - charged to additional paid-in capital
    Dividends on preferred stock                                                   $   16,939                 $   16,112


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


Note 2. Escrow Funds

On February 17, 2004, the Company executed an escrow agreement whereby proceeds received from the sale of certain note and warrant agreements were deposited in a non-interest bearing bank account maintained by the Company's escrow agent. At June 30, 2004, the balance in the escrow account was $4,980.


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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3. Prepaid Signing Bonuses, Net , continued:

Prepaid signing bonuses, net, consisted of the following at June 30, 2004:




                                            Contract Period
                                              -----------
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

The Company's subsidiary, Big Content, Inc ("Big Content"), has granted a first priority security interest in certain intellectual media assets consisting of library of boxing films to Livingston Investments, LLC, a related party to the Company, and certain of its affiliates as collateral for our payment obligations under various agreements. If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected. As of the filing date of this report, the Company is in arrears of its note payments.

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

The changes in the carrying amount of intangible assets during the six months ended June 30, 2004 were as follows:


                           Estimated      Balance    Reclassified       Less         Balance       Accumulated        Net
                          Useful Life      as of        in 2004      Impairment       as of       Amortization    Book Value
                                         12/31/03                     in 2004        6/30/04       at 6-30-04     at 6-30-04
                         ------------------------------------------------------------------------------------------------------
 Acquired video library     5 Years         $888,000      $320,000      ($200,000)    $1,008,000       (550,858)     $457,143
 HWE Trademarks            10 Years        1,015,332             -       (230,000)       785,332       (377,832)      407,500
 and contractual
 relationships
 Acquired European          7 Years           70,000       (70,000)             -              -              -             -
 Media Rights
 Acquired America          10 Years          250,000      (250,000)             -              -              -             -
 Presents Library
                                       ---------------------------------------------------------------------------------------
                    Total                 $2,223,332           $ -      ($430,000)    $1,793,332      ($928,690)     $864,643
                                       =======================================================================================

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

The Company's reportable segments are strategic business units that offer different outputs. The following table presents information about the Company's business segments as of and for the three and six months ended June 30, 2004:

                                        For The Three Months Ended Ended June 30, 2004  For The Six Months Ended Ended June 30, 2004
                                        ----------------------------------------------  --------------------------------------------
                                           Boxing promotions      Media       Total     Boxing promotions   Media        Total
                                           -----------------   ------------ ------------ --------------  ------------  ------------
Net revenue from external customers                $365,361       $123,059     $488,420     $1,692,735      $352,429    $2,045,163
Operating loss                                   $2,039,227     $1,004,395   $3,043,622     $3,082,682    $1,518,336    $4,601,018
Amortization of signing bonuses                    $172,854              -     $172,854       $315,942             -      $315,942
Amortization of intangible assets                         -        $68,333      $68,333              -      $136,666      $136,666
Depreciation and amortization of
  property and equipment                             $1,544           $761       $2,305         $3,183        $1,568        $4,751
Impairment of intangible assets                           -       $430,000     $430,000              -      $430,000      $430,000
Compensatory element of stock and
  warrant issuances
  for selling, general and
  administrative expenses                        $1,136,933       $559,982   $1,696,915     $1,468,918      $723,497    $2,192,415
Interest expense - other                           $102,755        $50,611     $153,366       $209,924      $103,395      $313,319
Interest expense - related parties                  $38,284        $18,856      $57,141        $80,475       $39,637      $120,112

Total identifiable assets                          $710,725     $1,011,689   $1,722,414       $710,725    $1,011,689    $1,722,414
Capital expenditures for property
  and equipment                                     $10,241        $10,241      $20,482        $10,241       $10,241       $20,482
Capital expenditures for intangible assets          $75,000         $1,000      $76,000        $75,000        $1,000       $76,000


                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Segment Data, continued:

The following table presents information about the Company's business segments as of and for the three and six months ended June 30, 2003:



                                           -----------------   ------------ ------------ --------------  ------------  ------------
Net revenue from external customers                $181,610       $390,041     $571,651     $1,217,987      $656,230     $1,874,217
Operating loss                                     $753,570       $371,161   $1,124,731     $1,568,901      $772,742     $2,341,643
Amortization of signing bonuses                    $164,083              -     $164,083       $284,421             -       $284,421
Amortization of intangible assets                   $14,173       $127,556     $141,729        $27,929      $251,362       $279,291
Depreciation and amortization of                     $8,283         $4,079      $12,362        $16,565        $8,159        $24,724
   property and equipment
Compensatory element of stock
  and warrant issuances                            $338,509       $166,728     $505,237       $677,018      $333,456     $1,010,474
  for selling, general and
  administrative expenses
Interest expense - other                           $102,785        $50,626     $153,411       $287,503      $141,606       $429,109
Interest expense - related parties                  $47,264        $23,279      $70,543        $96,061       $47,314       $143,375


   Gain on sale of boxing promotional
     agreement                                        5,000              -                      30,000             -
   Other income                                           -             40                           -            40
   Loss on disposition of assets                     (9,493)             -                      (9,493)            -
   Interest expense - other                        (153,366)      (153,411)                   (313,319)     (429,108)
   Interest expense - related parties               (57,141)       (70,544)                   (120,112)     (143,375)
   Financing costs paid in stocks
     and warrants                                (1,567,620)      (530,750)                 (4,989,202)     (842,130)
                                           -----------------   ------------              --------------  ------------
     Net loss                                   ($4,826,241)   ($1,879,397)               ($10,003,145)  ($3,756,217)
                                           =================   ============              ==============  ============

                                                 (4,826,241)    (1,879,397)                (10,003,145)   (3,756,217)
                                                          -             (0)                          -             -

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

Reconciliation of reportable segment operating loss to condensed consolidated net loss A reconciliation of reportable segment operating loss to the Company's condensed consolidated net loss for the six months ended June 30 2004 and 2003 is as follows:

  Gain on sale of boxing promotional agreement                      5,000                 -               30,000               -
   Other income                                                          -                40                    -              40
   Loss on disposition of assets                                    (9,493)                -               (9,493)              -
   Interest expense - other                                       (153,366)         (153,411)            (313,319)       (429,108)
   Interest expense - related parties                              (57,141)          (70,544)            (120,112)       (143,375)
   Financing costs paid in stocks and warrants                  (1,567,620)         (530,750)          (4,989,202)       (842,130)
                                                           ----------------- -----------------    ----------------- ---------------
     Net loss                                                  ($4,826,241)      ($1,879,397)        ($10,003,145)    ($3,756,217)
                                                           ================= =================    ================= ===============

                                                                (4,826,241)       (1,879,397)         (10,003,145)     (3,756,217)
                                                                         -                (0)                   -               -

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

The combined principal balance outstanding as of June 30, 2004 is indicated below:

                                                                   Balance at        Additional     Repayments or     Balance at
                                                                  December 31         Borrowings      Adjustments    June 30, 2004
                                                              --------------------  ---------------  ------------- -----------------

Current portion of stockholders' notes and loans payable                 $372,659              $ -            $ -          $372,659
Long-term portion of stockholders' notes and loans payable             $2,156,314              $ -     $ (992,357)       $1,199,105
                                                              --------------------  ---------------  ------------- -----------------

                                                                       $2,528,973              $ -     $ (992,357)       $1,571,764
                                                              ====================  ===============  ============= =================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 10. Convertible Debt

During the six months ended June 30, 2004:

o From January 1, 2004 to March 31, 2004, the Company entered into note and warrant agreements, within the first three months of this year, with various third parties for a combined total of $1,577,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount, together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. These notes matured at various dates prior to July 27, 2004 and are now in default.

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

The following reflects the balance of convertible debt and debt discount at June 30, 2004:


                                                                                                 Unamortized
                                         Convertible Debt                                       Debt Discount
                                         ----------------                                      ----------------
Balance at December 31, 2003                    $240,000     Unamortized discount                      $61,580
                                                               at December 31, 2003
 Additional borrowings                        $1,627,000     Additional unamortized debt            $1,627,000
   during the six months                                         discount during the six
   ended June 30, 2004                                           months ended June 30, 2004
                                         ----------------                                      ----------------
                                              $1,867,000                                            $1,688,580
  Less amount converted to equity              ($240,000)    Less amount amortized                  $1,523,930
   during the six months                                      during the six months
   ended June 30, 2004                                        ended June 30, 2004
                                         ----------------                                      ----------------
   Balance at June 30, 2004                   $1,627,000      Balance at June 30, 2004                $164,650
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders' Deficiency, continued

Warrants

Warrant activity and weighted average exercise prices for the six months ended June 30, 2004 was as follows:


                                                                                                     Weighted Average
                                                                                 Number of Warrants  Exercise Price
                                                                                 ------------------ -------------------
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

Pledge This Holdings, LLC

On June 30, 2004, the Company and other parties entered into a limited liability agreement to form and become members of a Delaware limited liability company, Pledge This Holdings, LLC ("Pledge, LLC"). Pledge, LLC was formed to obtain necessary financing, produce and distribute a feature-length motion picture, including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution. In order to induce a group of investors ("Secured Party") to invest in and make accommodations to Pledge, LLC and in partial consideration of its 22.5% membership interest in Pledge, LLC, the Company entered a Guarantee and Pledge Agreement wherein it guaranteed to repay to Secured Party that portion of the Secured Party's $1,000,000 investment which has not been repaid by Pledge LLC on or before June 30, 2005. As of June 30, 2004, the Company accounted for this investment under the equity method.

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

The Company is further obligated under its limited liability agreement with Pledge LLC to arrange or make a capital contribution of $500,000 to Pledge, LLC within 20 days upon receipt of written notice from the managers, Messrs. James DiLorenzo and Juan Carlos Zapata, should they determine that sufficient capital is not otherwise or available for Pledge, LLC to meet its cash flow requirements for production costs.

Mr. DiLorenzo is a stockholder, officer and director of Cedric Kushner Promotions, Inc. and has a 4% membership interest in Pledge, LLC. Further, an affiliate of Livingston Investments, LLC, a related party to the Company, has a 6% membership interest in Pledge, LLC.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies, continued

Pledge This Holdings, LLC, continued

The possibility exists that the Company's position as it pertains to "Pledge This" may be ultimately diluted as subsequent financing is brought in to assure completion of the project. As of the date hereof, the Company was advised that Pledge This has raised approximately an additional $4,500,000, resulting in a dilution of the Company's membership interest to approximately 15%. Accordingly, since our membership interest has been reduced to approximately 15%, the Company will account for this investment under the cost method.

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

CKP and CKSN were dissolved by State of New York, Division of Corporations by proclamation on June 25, 2003. Until such time as they are reinstated, CKP and CKSN's business is being performed through CKP and or its other subsidiaries.


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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 15.  Subsequent Events

From July 14,  2004 to October  22,  2004,  the  Company  entered  into note and warrant agreements with various third parties for a combined total of approximately $195,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. Additionally, the Company issued approximately 97,500 warrants to purchase shares of common stock in connection with the notes at an exercise price of $.50 per share. The warrants are exercisable over a five-year period. The Company also agreed to pay sales commission related to issuance of these notes and warrants in the amount of approximately $19,500, and to issue to the sales agent approximately 19,500 warrants with the same terms. This sales commission and the fair value of the warrants will be expensed over the term of the notes as financing costs.

On July 7, 2004, the Company entered into a participation agreement with an investor whereby, in consideration of the payment of $15,000, the investor is entitled to receive 5% of the net revenues received from the promotion of a certain boxer. This is in addition to what was previously described in Note 3. Prepaid Signing Bonuses, Net.

On July 8, 2004, the Company formed a new wholly-owned subsidiary, Ckrush Entertainment, Inc. ("Ckrush"). Ckrush, which was organized as a Delaware corporation, will focus on the film and television industries.

From July 1, 2004 to October 22, 2004, the Company repaid approximately $116,000
to  various  third  parties  pursuant  to  several   promissory  notes  or  loan
agreements.

From July 1, 2004 to October 22, 2004, the Company borrowed approximately $253,500 from various third parties pursuant to several promissory notes. The notes are short-term and mature on various dates, with interest accruing at 10% per annum.

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

On August 13, 2004, the Company entered into a participation agreement with an investor whereby, in consideration of the payment of $30,000, the investor is entitled to receive 10% of the net revenues received from the promotion of a certain boxer. This is in addition to what was previously described in Note 3. Prepaid Signing Bonuses, Net.

During October, 2004, the Company formed a new wholly-owned subsidiary, Ckrush Direct, Inc. ("Ckrush Direct"). Ckrush Direct, which was organized as a Delaware corporation, will focus primarily on direct response, pay-per-view, video on demand, and retail distribution of DVD's, home videos, and various consumer goods.

On or about August 31, 2004, the Company reached a letter agreement with National Sports Partners ("See Note 13"), wherein National Sports Partners has agreed to forbear any further action against the Company in exchange for full payment over time as stipulated in the agreement of the judgment amount outstanding equal to $239,486, plus any deferred interest.

Note. 16 Restatement of Prior Financial Information

This Amendment No. 1 on Form 10-QSB/A is being filed to primarily remove a contingent liability that was originally recorded on the Company's books as a liability and resulted in an overstatement of its assets and liabilities on the Balance Sheet.

On October 22, 2004 the Company determined that it should restate its interim financial statements for the quarter ended June 30, 2004. The Company has originally reported an investment in Pledge This Holdings (See Note 12, page 20) in the amount of $1,000,000 with a corresponding liability of $1,000,000. The Company subsequently determined that the liability as originally reported was a contingent liability. Accordingly, the Company has reversed the $1,000,000 investment and liability.

This revision has no effect on the results of operations for the three months and six months ended June 30, 2004.


Amended Items
-------------
We hereby amend the following items, financial statements, exhibits or other portions of our Form 10-QSB for the quarter ended June 30, 2004, as set forth herein. Each item of the financial statements and disclosures that was affected by the restatement has been amended and restated. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-QSB. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on September 13, 2004.

The amended items are as follows:

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet at June 30, 2004
            (Unaudited)

            Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (Unaudited)

            Notes to Condensed Consolidated Financial Statements

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

Cedric Kushner Promotions, Ltd.
Cedric Kushner Promotions, Ltd. ("CKP"), incorporated as a New York corporation on March 23, 1993, manages the promotion of professional boxing events and professional boxers. It is a party to all contracts with boxers whom we promote. CKP provides event management that includes, among other things, securing venues/sites and coordinating promotions. It also manages boxing operations, including talent acquisition and development, matchmaking, and coordination with sport governing bodies. CKP typically acquires the rights to boxing athletes and packages those rights to television networks, venues, sponsors and other promoters. It has promotional rights to approximately 25 boxing athletes. CKP is 100% owned by CKB. CKP was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003. Until such time as CKP is reinstated, CKP's business is being performed through CKP or its other subsidiaries.

Cedric Kushner Sports Network, Ltd.
Cedric Kushner Sports Network, Ltd. ("CKSN"), incorporated as a New York corporation on June 4, 1993, is one of the suppliers of boxing talent to television networks, including Home Box Office, Inc. ("HBO"), Showtime Networks Inc. ("Showtime"), ESPN and Eurosport. CKSN is 100% owned by CKB. CKSN was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003. Until such time as CKSN is reinstated, CKSN's business is performed through CKP or its other subsidiaries.

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

The following represents a comparison of revenues,  cost of revenues,  and gross
(loss) profit by segment for the six months ended June 30, 2004 and June 30, 2003:



                                                        SIX MONTHS ENDED JUNE 30,
                                                   2004        % of total        2003          % of total
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


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company's cash position reflected a balance of $4,320, compared to the $21,205 balance at December 31, 2003. Additionally, the Company had $4,980 held in escrow at June 30, 2004, subject to release in accordance with the terms of an escrow agreement dated February 17, 2004 (See Note 2 of the NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS)

Net cash used in operating activities was $1,395,318 during the six months ended June 30, 2004, compared to net cash used in operating activities of $492,798 the same period last year and primarily resulting from: (i) our net losses of
$10,003,145   and  $3,756,217  in  the  first  six  months  of  2004  and  2003, respectively, adjusted for depreciation and amortization of $457,359 and $588,436, financing costs paid in stocks and warrants of $2,955,272 and $842,130, stock-based compensation expense of $2,192,415 and $1,010,474 in the first six months of 2004 and 2003, respectively; and (ii) an increase in operating liabilities of $590,913 and $832,071 in the first six months of 2004 and 2003, respectively, offset by an increase in operating assets of $85,182 and $120,003 in the first six months of 2004 and 2003, respectively.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

During the six months ended June 30, 2004, the Company entered into notes and warrant agreements with various third parties for a combined total of $1,577,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. These notes were due at various dates prior to July 27, 2004. Accordingly, the Company is currently in default of these notes. The notes provided that in the event the principal amount of these notes, together with accrued but unpaid interest, were not paid on or before the 150th calendar day after the date of the notes, the Holder was required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. The Company currently does not have enough authorized shares of Common Stock of the Company to satisfy these conversions and will not be able to effectuate the conversion until such a time as the shareholders of the Company vote to increase the authorized shares of the Company's common stock.

The Company is also in default of several notes and loans payable that matured this year prior to October 22, 2004, in the aggregate amount of approximately $755,000 in principal and approximately $85,000 in accrued interest.

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


     * Previously filed.

     (1) Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on Form July 7, 1998.
     (2) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form May 15, 2002.
     (3) Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form June 25, 2004.
     (4) Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form August 13, 2004.

(b) Current Reports on Form 8-K
   There were no reports filed on Form 8-K for the period covered by this Report

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CEDRIC KUSHNER PROMOTIONS, INC.







Date: October 25, 2004              /s/Cedric Kushner
                                    ------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: October 25, 2004              /s/James DiLorenzo
                                    -------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)