Form 10QSB
period 2004-09-30
CEDRIC KUSHNER PROMOTIONS INC
filed 2004-11-16
CIK 1064539

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                         Commission File Number 0-25563

                         CEDRIC KUSHNER PROMOTIONS, INC.

                 (Name of small business issuer in its charter)



      Delaware                                      65-0648808
     (State or other jurisdiction                (I.R.S. Employer
 of incorporation ororganization)                 Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 15, 2004, there were 10,664,207 outstanding shares of common stock, par value $0.01 per share.


Traditional Small Business Disclosure Format (Check One): Yes [ ] No [ ]

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                                      INDEX
                                       TO
                                   FORM 10-QSB

                                                                                             Page

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet at September 30, 2004
            (Unaudited)                                                                        3

            Condensed Consolidated Statements of Operations for the three
            months and nine months ended September 30, 2004 and 2003 (Unaudited)               5

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended September 30, 2004 and 2003 (Unaudited)                      6

            Notes to Condensed Consolidated Financial Statements                               8

Item 2.     Management's Discussion and Analysis or Plan of Operation                         29

Item 3.     Controls and Procedures                                                           35

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                 36

Item 2.     Changes in Securities                                                             36

Item 3.     Defaults Upon Senior Securities                                                   37

Item 4.     Submission of Matters to a Vote of Security Holders                               37

Item 5.     Other Information                                                                 37

Item 6.     Exhibits and Reports on Form 8-K                                                  38

            SIGNATURES                                                                        41

            CERTIFICATIONS                                                                    42


                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 2004 (Unaudited)

                                     ASSETS

  CURRENT ASSETS:
    Cash                                                                                           $95,744
    Escrow Funds                                                                                     4,980
    Accounts receivable, net of allowance for doubtful accounts of $44,120                          60,375
    Other receivables                                                                               85,000
                                                                                    -----------------------
         TOTAL CURRENT ASSETS                                                                      246,099
                                                                                    -----------------------

 PROPERTY AND EQUIPMENT, NET                                                                        23,427

 OTHER ASSETS:
    Prepaid signing bonuses, net                                                                   291,771
    Security deposit                                                                                28,584
    Other assets                                                                                    37,000
    Intangible assets, net                                                                         796,309
                                                                                    -----------------------
         TOTAL ASSETS                                                                           $1,423,190
                                                                                    =======================

    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      AS OF SEPTEMBER 30, 2004 (Unaudited)

 CURRENT LIABILITIES:
    Accounts payable                                                                            $2,837,426
    Accrued litigation and judgments payable                                                     1,124,293
    Due to stockholders/officers                                                                   358,228
    Current portion of notes payable - stockholders                                                372,659
    Convertible debt, net of discounts                                                             191,000
    Current portion of notes and loans payable                                                   3,362,384
    Accrued expenses and other current liabilities                                               2,466,442
    Deferred revenue                                                                               445,000
                                                                                    -----------------------
         TOTAL CURRENT LIABILITIES                                                              11,157,431
                                                                                    -----------------------
 LONG-TERM LIABILITIES:
     Notes payable - stockholders, less current portion                                          1,217,471
     Notes and loans payable, less current portion                                               1,183,000
                                                                                    -----------------------
         TOTAL  LONG-TERM LIABILITIES                                                            2,400,471
                                                                                    -----------------------
         TOTAL  LIABILITIES                                                                     13,557,903
                                                                                    -----------------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $.01 par value, authorized 5,000,000 shares
        Series A convertible, $.01 par value, authorized 500,000 shares,                             1,175
          117,500 shares issued and outstanding (liquidation preference of $352,500)
        Series B convertible, $.01 par value, 464,908 shares authorized, issued                      4,650
          and outstanding (liquidation preference of $4,058,911)
        Series C convertible, $.01 par value, 27,923 shares authorized,                                279
          issued and outstanding (liquidation preference of $4,500,000)
        Series D, $.01 par value, 399,752 shares authorized, 399,752 shares                          3,998
          issued and outstanding (liquidation preference of $2,430,000)
    Common stock, $.01 par value, authorized 20,000,000 shares
       Class A, $.01 par value, 15,000,000 shares authorized,                                      107,690
          10,768,991 shares issued and 10,664,207 shares outstanding
       Class B, $.01 par value, 5,000,000 shares authorized,                                             -
          -0- shares issued and outstanding
       Class A Common Stock to be issued, 13,383,149 shares                                     10,199,401
    Additional paid-in capital                                                                  15,924,202
    Accumulated deficit                                                                        (37,743,567)
    Deferred consulting fees & signing bonuses                                                    (547,540)
    Treasury stock, at cost - 104,784 shares of Class A common stock                               (85,000)
                                                                                    -----------------------
         TOTAL STOCKHOLDERS' DEFICIENCY                                                        (12,134,713)
                                                                                    -----------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         $1,423,190
                                                                                    =======================

    The accompanying notes are an integral part of the financial statements.

           CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES CONDENSED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                                 2004                2003             2004              2003
                                                           ----------------  -----------------  ---------------  -----------------
REVENUES
   Boxing promotions                                             $126,341           $191,105        $1,819,075         $1,409,092
   Media                                                            7,648            229,883           360,077            886,113
                                                           ----------------  -----------------  ---------------  -----------------
        TOTAL REVENUES                                            133,989            420,988         2,179,152          2,295,205
                                                           ----------------  -----------------  ---------------  -----------------
 OPERATING COSTS AND EXPENSES
   Cost of revenues - boxing promotions                            23,625            133,340         2,042,370          1,408,466
   Cost of revenues - media                                        64,273             20,182           386,283            450,645
   Selling, general and administrative                            503,608            475,181         1,729,261          1,294,084
   Amortization of signing bonuses                                191,149            199,932           507,091            484,353
   Amortization of intangible assets                               68,334            142,800           205,000            422,091
   Impairment of intangible assets                                      -                  -           430,000                  -
   Impairment of signing bounses                                  514,913                              514,913
   Depreciation and amortization of property and equipment          2,305             12,362             7,056             37,086
   Reversal of stock-based compensation                        (2,055,000)                          (2,055,000)
     due to expiration and nullification of contract
   Compensatory element of stock and warrant                       75,500            492,977         2,267,915          1,503,451
     issuances for selling, general and administrative expenses
                                                           ----------------  -----------------  ---------------  -----------------
        TOTAL OPERATING COSTS AND EXPENSES                       (611,293)         1,476,774         6,034,889          5,600,176
                                                           ----------------  -----------------  ---------------  -----------------
         INCOME (LOSS) FROM OPERATIONS                            745,282         (1,055,786)       (3,855,737)        (3,304,971)
                                                           ----------------  -----------------  ---------------  -----------------
 OTHER INCOME (EXPENSES)
   Gain on sale of boxing promotional agreement                    29,063                  -            59,063                  -
   Loss on disposition of assets                                        -                  -            (9,493)                 -
   Other income                                                         -                  -                 -                 40
   Interest expense - related parties                             (56,266)          (207,050)         (176,378)          (423,355)
   Interest expense - other                                      (187,605)          (119,850)         (500,925)          (476,028)
   Financing costs paid in stocks and warrants                   (229,683)          (209,000)       (5,218,885)        (1,143,589)
                                                           ----------------  -----------------  ---------------  -----------------
         TOTAL OTHER INCOME (EXPENSES)                           (444,491)          (535,900)       (5,846,618)        (2,042,932)
                                                           ----------------  -----------------  ---------------  -----------------
 NET INCOME (LOSS)                                               $300,791        ($1,591,686)      ($9,702,355)       ($5,347,903)
                                                           ================  =================  ===============  =================
Net income (loss) applicable to common stock:
   Net income (loss)                                             $300,791        ($1,591,686)      ($9,702,355)       ($5,347,903)
   Preferred stock dividends - Series A                            (8,610)            (8,179)          (25,549)           (24,168)
                                                           ----------------  -----------------  ---------------  -----------------
   Net income (loss) applicable to common stock                  $292,181        ($1,599,865)      ($9,727,904)       ($5,372,071)
                                                           ================  =================  ===============  =================
NET INCOME (LOSS) PER COMMON SHARE                                  $0.03             ($0.15)           ($0.91)             $0.50
                                       (basic and diluted)
                                                           ================  =================  ===============  =================
PRO-FORMA NET LOSS                                                  $0.00             ($0.04)           ($0.16)             $0.14
PER COMMON SHARE (basic and diluted)
                                                           ================  =================  ===============  =================
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
   Basic and diluted                                           10,661,482         10,648,707        10,655,094         10,648,707
                                                           ================  =================  ===============  =================
   Pro-forma basic and diluted                                 61,839,923         40,134,578        61,051,677         39,224,824
                                                           ================  =================  ===============  =================



    The accompanying notes are an integral part of the financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 FOR THE NINE MONTHS
                                                                                                 ENDED SEPTEMBER 30,
                                                                                             2004                    2003
                                                                                    ------------------------ ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                     ($9,702,355)            (5,347,904)
  Adjustments to reconcile net loss
   to net cash (used in) operating activities:
  Depreciation and amortization                                                                     719,147              1,607,004
  Provision for losses on accounts receivable                                                        34,000                      -
  Compensatory element of stock and warrant issuances                                               212,915              1,503,451
    for selling, general and administrative expenses, net
  Financing costs paid in stocks and warrants                                                     4,708,885                658,561
  Financing costs incurred in obtaining membership interest in Pledge This, LLC                     510,000                      -
  Impairment of boxing assets                                                                       514,913                      -
  Impairment of intangible assets                                                                   430,000                      -
  (Increase) decrease in operating assets:
    Escrow funds                                                                                     (4,980)                     -
    Accounts receivable                                                                             (61,254)               (47,500)
    Miscellaneous receivables and other current assets                                              (32,500)               (25,039)
    Other assets                                                                                     10,833                      -
  Increase (decrease) in operating liabilities:
    Accounts payable                                                                                336,712                100,887
    Accrued litigation and judgments payable                                                        (40,319)               305,986
    Accrued expenses and other current liabilities                                                  609,009               (105,605)
    Deferred revenues                                                                                     -                400,000
    Customer advances                                                                                45,000                165,000
                                                                                    ------------------------ ----------------------
                                              NET CASH USED IN OPERATING ACTIVITIES              (1,709,995)              (785,159)
                                                                                    ------------------------ ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for prepaid signing bonuses                                                         (375,000)              (640,000)
  Purchase of fixed assets                                                                          (20,482)                     -
  Payment of security deposit                                                                             -                (21,438)
  Proceeds from sale of boxing promotional agreement                                                 75,001                      -
  Purchase of intangible assets                                                                           -               (280,000)
  Payment of other assets                                                                           (37,000)                     -
                                                                                    ------------------------ ----------------------
                                              NET CASH USED IN INVESTING ACTIVITIES                (357,482)              (941,438)
                                                                                    ------------------------ ----------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from stockholders and related parties                                                    144,600                559,650
  Repayments to stockholders and related parties                                                   (123,749)                     -
  Proceeds from notes and loans payable - stockholders                                              110,959                128,429
  Repayment of notes and loans payable - stockholders                                               (88,445)               (51,372)
  Proceeds from convertible debt                                                                  1,818,000                305,000
  Proceeds from notes and loans payable - other                                                     748,650              2,100,000
  Repayment of notes and loans payable - other                                                     (468,000)            (1,308,375)
                                                                                    ------------------------ ----------------------
                                          NET CASH PROVIDED BY FINANCING ACTIVITIES               2,142,015              1,733,332
                                                                                    ------------------------ ----------------------
                                                               NET INCREASE IN CASH                  74,539                  6,735
 CASH, BEGINNING OF PERIOD                                                                           21,205                      -
                                                                                    ------------------------ ----------------------
 CASH, END OF PERIOD                                                                                $95,744                 $6,735
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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                   (Unaudited)

                                                                                         FOR THE NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                 2004                     2003
                                                                           --------------------   ------------------------
 Cash paid during the period for:
  Interest                                                                           $161,594                   $443,737
Non-cash investing and financing activities:
   Recording of debt discount                                                      $1,577,000                   $653,991
   Common stock to be issued pursuant to consulting agreements                     $1,791,000                   $560,000
   Common stock to be issued pursuant to a sale agreement                                 $ -                   $132,000
   Common stock to be issued pursuant to two promissory agreements                        $ -                   $105,000
   Conversion of convertible debt and accrued interest                               $249,863                 $1,543,623
        into common stock to be issued
   Conversion of stockholders' notes and loan payable into equity                    $992,357                        $ -
   Conversion of stockholders' net advances into equity                              $636,554                        $ -
   Reclassification of accrued expense to due to stockholders/officers                $73,016                        $ -
   Conversion of stockholders' accrued interest into accrued expenses                 $91,691                        $ -
   Conversion of stockholders' accrued interest into equity                           $83,973                        $ -
   Conversion of notes payable into convertible debt                                  $10,000                        $ -
   Conversion of accounts payable into due to rrelated party                          $28,270                        $ -
   Conversion of notes payable into convertible debt                               $2,058,000                        $ -
   Loss resulting from write-off of fixed assets damaged by office fire                $9,493                        $ -
   Common stock to be issued pursuant to an exclusive                                 $62,500                        $ -
        promotional agreement
   Warrants issued to purchase shares pursuant                                       $205,000                        $ -
         to an exclusive promotional agreement
    Loss resulting from disposition of treasury stock                                $104,983                        $ -
        - charged to additional paid-in capital
    Dividends on preferred stock                                                      $25,549                    $24,168



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

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004 or any other period.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $9,702,355 and $5,347,903 during the nine months ended September 30, 2004 and 2003, respectively. In addition, the Company had a working capital deficiency of $10,911,333 at September 30, 2004. Furthermore, the Company had a stockholders' deficiency of $12,134,713 at September 30, 2004. These factors continue to raise substantial doubts about the Company's ability to continue as a going concern.


Note 2. Escrow Funds

On February 17, 2004, the Company executed an escrow agreement whereby proceeds received from the sale of certain note and warrant agreements were deposited in a non-interest bearing bank account maintained by the Company's escrow agent. At September 30, 2004, the balance in the escrow account was $4,980.


Note 3. Prepaid Signing Bonuses, Net

During the nine months ended September 30, 2004, the Company paid $225,000 in signing bonuses. The Company also incurred an additional $150,000 of costs related to an exclusive promotional agreement with a fighter. The $150,000 costs represented the Company's guarantee of the fighter's realization of proceeds with regards to the future sale of 250,000 shares of common stock to be issued to the fighter.

From March 4, 2004 to September 30, 2004, the Company has entered into five participation agreements with a number of investors whereby, in consideration of the payment of various sums totaling $145,000, the investors would be entitled to receive an agreed-upon, fixed percentage of the net revenues received from the promotion of certain boxers. The Company recognized gains from the sale of the percentage interests in these boxers at the time of receipt of funds from the investors.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment analysis was performed in December 2003 of the Company's prepaid signing bonus. The fair value of this asset was determined by calculating its undiscounted, estimated future operating cash flow and comparing it to the carrying amount of the asset. This testing resulted in the determination that the carrying amount of the Company's prepaid signing bonus at September 30, 2004 exceeded the potential amount that can be recovered from future, undiscounted cash flows. Accordingly, the Company recorded an impairment charge of $194,584 on its prepaid signing bonus in the third quarter of 2004 and $320,329 on its deferred signing bonus for the same period.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3. Prepaid Signing Bonuses, Net, continued:

Prepaid signing bonuses, net, consisted of the following at September 30, 2004:

                                                           Contract Period
                                                            -----------
Prepaid signing bonuses                            $891,980  2 to 3 years
Less: Impairment loss recognized this quarter       194,584
Less: Accumulated amortization                      405,625
                                                 ----------
Prepaid signing bonuses, net                       $291,771
                                                 ==========


Amortization expense, which includes the amortization of both prepaid and deferred signing bonuses, for the nine months ended September 30, 2004 and 2003 was $507,091 and $484,353, respectively.


Note 4. Property and Equipment, Net

Property and equipment, net, consisted of the following at September 30, 2004:

                                                       Life
                                                     ---------
Office equipment                          $16,926    5-7 years
Furniture and fixtures                     10,000    5-7 years
Automobile                                 51,726    5 years
Set and ring costs                         20,625    5 years
Website development costs                   5,000    3 years
                                       -----------
                                          104,277
Less accumulated depreciation and
 amortization                              80,850
                                       -----------
Property and equipment, net               $23,427


Depreciation and amortization expense of property and equipment was $7,056 and $37,086 for the nine months ended September 30, 2004 and 2003, respectively.


Note 5.   Intangible Assets, Net

On March 10, 2003, CKP entered into an agreement with America Presents Boxing LLC ("APB") whereby APB sold, transferred and assigned to CKP all right, title and interest in and to APB's library (the "Library") of professional boxing matches and promotional rights (the "Promotional Rights," and together with the Library, the "APB Assets") in certain boxers. The purchase price for the APB Assets was $250,000 (the "Fixed Amount") to be paid in equal monthly installments of $4,167 as well as an additional payment of $250,000 (the "Contingent Amount"), contingent upon the aggregate gross purse amounts of boxer, David Tua, who was (and still is) under contractual arrangement with the Company. CKP also agreed to pay a certain percentage of the net proceeds derived from the Promotional Rights to reduce the balance of the Fixed Amount (also See
Note 10). The Company's interest in the Library has been subsequently encumbered by a security agreement as part of a forbearance agreement entered into in March 2004.

The Company's subsidiary, Big Content, Inc ("Big Content"), has granted a first priority security interest in the Company's library of boxing films to Livingston Investments, LLC, a related party to the Company, and certain of its affiliates as collateral for our payment obligations under various agreements. If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected. As of the filing date of this report, the Company is in arrears of its payment obligations under one of these agreements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5.   Intangible Assets, Net, continued:

In accordance with SFAS No. 144, an impairment analysis was performed in June 2004 on the Company's intangible assets. The fair value of the media assets was determined by calculating the present value of estimated future operating cash flows. This testing resulted in the determination that the carrying amount of the Company's intangible assets at June 30, 2004 exceeded their fair value.
Accordingly, the Company recorded impairment charges of $430,000 on its intangible assets in the second quarter ended June 30, 2004.

The changes in the carrying amount of intangible assets during the nine months ended September 30, 2004 were as follows:

                           Estimated      Balance    Reclassified       Less         Balance       Accumulated        Net
                          Useful Life      as of        in 2004      Impairment       as of       Amortization    Book Value
                                         12/31/03                     in 2004        9/30/04       at 9-30-04     at 9-30-04
                          ----------------------------------------------------------------------------------------------------
 Acquired video library     5 Years         $888,000      $320,000      ($200,000)    $1,008,000       (597,941)     $410,059
 HWE Trademarks             10 Years       1,015,332             -       (230,000)       785,332       (399,082)      386,250
 and contractual
 relationships
 Acquired European          7 Years           70,000       (70,000)             -              -              -             -
 Media Rights
 Acquired America           10 Years         250,000      (250,000)             -              -              -             -
 Presents Library
                                       ---------------------------------------------------------------------------------------
                    Total                 $2,223,332           $ -      ($430,000)    $1,793,332      ($997,023)     $796,309
                                       =======================================================================================

Amortization expense of intangible assets was $205,000 and $422,091 for the nine months ended September 30, 2004 and 2003, respectively.


Note 6. Segment Data

The Company has two reportable segments: boxing promotions and media. The boxing promotions segment, which are primarily the CKP and CKSN subsidiaries, produces and syndicates championship boxing events for distribution worldwide. The media segment, which consists primarily of the Big Content subsidiary and its ThunderBox subsidiary, manages the creation, distribution (domestically and internationally), and maintenance of all media holdings, including the Company's media library of videotaped boxing events and current original television programming.

The Company's reportable segments are strategic business units that offer different outputs. The following table presents information about the Company's business segments as of and for the three and nine months ended September 30, 2004:

                                                              For The Three Months Ended Ended September 30, 2004
                                                          ------------------------------------------------------------
                                                            Boxing promotions         Media               Total
                                                          ---------------------- ------------------ ------------------
Net revenue from external customers                                   $126,341             $7,648            $133,989
Income (loss) from operations                                         $499,339           $245,943            $745,282
Amortization of signing bonuses                                       $191,149                  -            $191,149
Amortization of intangible assets                                            -            $68,334             $68,334
Depreciation and amortization of property and equipment                 $1,544               $761              $2,305
Impairment of intangible assets                                              -           $430,000            $430,000
Compensatory element of stock and warrant issuances                    $50,585            $24,915             $75,500
  for selling, general and administrative expenses
Interest expense - other                                              $125,695            $61,910            $187,605
Interest expense - related parties                                     $37,698            $18,568             $56,266

Total identifiable assets                                             $352,146         $1,071,044          $1,423,190
Capital expenditures for property and equipment                        $10,241            $10,241             $20,482


                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Segment Data, continued:

                                                              For The Nine Months Ended Ended September 30, 2004
                                                          ------------------------------------------------------------
                                                           Boxing promotions      Media                 Total
                                                          ----------------- ------------------ -----------------------
Net revenue from external customers                             $1,819,075           $360,077              $2,179,152
Income (loss) from operations                                  ($2,583,344)       ($1,272,393)            ($3,855,737)
Amortization of signing bonuses                                   $507,091                  -                $507,091
Amortization of intangible assets                                        -           $205,000                $205,000
Depreciation and amortization of property and equipment             $4,728             $2,328                  $7,056
Impairment of intangible assets                                          -           $430,000                $430,000
Compensatory element of stock and warrant issuances             $1,519,503           $748,412              $2,267,915
  for selling, general and administrative expenses
Interest expense - other                                          $335,620           $165,305                $500,925
Interest expense - related parties                                $118,173            $58,205                $176,378

Total identifiable assets                                         $352,146         $1,071,044              $1,423,190
Capital expenditures for property and equipment                    $10,241            $10,241                 $20,482

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Segment Data, continued:

The following table presents information about the Company's business segments as of and for the three and nine months ended September 30, 2003:

                                                              For The Three Months Ended Ended September 30, 2003
                                                          ------------------------------------------------------------
                                                                 Boxing              Media               Total
                                                               promotions
                                                          ------------------------------------------------------------
Net revenue from external customers                               $191,105           $229,883            $420,988
Income (loss) from operations                                    ($707,377)         ($348,409)        ($1,055,786)
Amortization of signing bonuses                                   $199,932                  -            $199,932
Amortization of intangible assets                                  $14,280           $128,520            $142,800
Depreciation and amortization of                                    $8,283             $4,079             $12,362
   property and equipment
Compensatory element of stock and warrant issuances               $330,295           $162,682            $492,977
  for selling, general and administrative expenses
Interest expense - other                                           $80,300            $39,551            $119,851
Interest expense - related parties                                $138,724            $68,327            $207,050


                                                              For The Nine Months Ended Ended September 30, 2003
                                                          ------------------------------------------------------------
                                                                Boxing            Media                Total
                                                             promotions
                                                          ------------------------------------------------------------
Net revenue from external customers                             $1,409,092           $886,113              $2,295,205
Income (loss) from operations                                  ($2,214,334)       ($1,090,637)            ($3,304,971)
Amortization of signing bonuses                                   $484,353                  -                $484,353
Amortization of intangible assets                                  $42,209           $379,882                $422,091
Depreciation and amortization of                                   $24,848            $12,238                 $37,086
   property and equipment
Compensatory element of stock and warrant issuances             $1,007,312           $496,139              $1,503,451
  for selling, general and administrative expenses
Interest expense - other                                          $318,939           $157,089                $476,028
Interest expense - related parties                                $283,648           $139,707                $423,355

Foreign revenue disclosure The Company had revenues from foreign sources in the amounts of approximately $426,000 and $460,000 for the nine months ended September 30, 2004 and 2003, respectively. This foreign source revenue accounted for 19.5% and 20% of total revenues the nine months ended September 30, 2004 and 2003, respectively. Foreign source revenue is determined by the country in which a fight was broadcast.

Reconciliation of reportable segment operating loss to condensed consolidated net loss A reconciliation of reportable segment operating loss to the Company's condensed consolidated net loss for the nine months ended September 30 2004 and 2003 is as follows:

                                                         For The Three Months Ended              For The Six Months Ended
                                                             Ended September 30,                     Ended September 30,
                                                   ----------------------------------------    ------------------------------------
                                                           2004                2003                  2004              2003
                                                   ----------------------------------------    ----------------- ------------------
Income (loss) from operations                                  $745,282        ($1,055,786)         ($3,855,737)       ($3,304,971)
   Gain on sale of boxing promotional agreement                  29,063                  -               59,063                  -
   Other income                                                       -                  -                    -                 40
   Loss on disposition of assets                                      -                  -               (9,493)                 -
   Interest expense - other                                    (187,605)          (119,850)            (500,925)          (476,028)
   Interest expense - related parties                           (56,266)          (207,050)            (176,378)          (423,355)
   Financing costs paid in stocks and warrants                 (229,683)          (209,000)          (5,218,885)        (1,143,589)
                                                   ----------------------------------------    ----------------- ------------------
     Net income (loss)                                         $300,791        ($1,591,686)         ($9,702,355)       ($5,347,903)
                                                   ========================================    ================= ==================

Note 7.  Due to Stockholders/Officers

On February 19, 2004 the Company's President converted $1,628,911 of outstanding debt owed to him by the Company, including $636,554 in personal advances made by the President, into equity (For a description of this transaction and the securities issued to this individual, please refer to Part II -- Other Information, Item 2, Change in Securities). During the nine months ended September 30, 2004, the Company reclassified $91,691 in accrued interest due to the Company's President into non-interest bearing advances payable to the Company's President. At September 30, 2004, the balance owed to the Company's President was $127,580. The amounts advanced to the Company by the President have no specific terms, conditions, or maturities.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Due to Stockholders/Officers, continued:

The Company has an unsecured non-interest bearing advance payable to the Company's Vice President. At September 30, 2004, the balance owed to the Company's Vice President was $111,195.

The Company also has an unsecured non-interest bearing advance payable to a stockholder and related party. At September 30, 2004, the balance owed to the stockholder was $119,453.


Note 8. Notes and Loans Payable

During the nine months ended September 30, 2004, the Company has repaid some of the loans that had either matured or were in prior default. It has also entered into various loan agreements with third parties resulting in new or additional borrowings. These agreements have various terms, with interest rates ranging from 0% to 12%, and maturities extending from one month to less than one year. The Company is in default of some of the agreements.

The combined principal balance outstanding as of September 30, 2004 is indicated below:

                                                     Balance at          Additional     Repayments or          Balance at
                                                  December 31, 2003      Borrowings        Adjustmen       September 30, 2004
                                                 --------------------  ---------------  ----------------  ---------------------
Current portion of notes and loans payable                $3,081,734        $ 748,650        $ (468,000)            $3,362,384
Long-term portion of notes and loans payable              $1,214,000              $ -         $ (31,000)            $1,183,000
                                                 --------------------  ---------------  ----------------  ---------------------
                                                          $4,295,734        $ 748,650        $ (499,000)            $4,545,384
                                                 ====================  ===============  ================  =====================

Note 9. Notes Payable - Stockholders

During the nine months ended September 30, 2004, the Company converted $992,357 in long-term debt to the Company's President into equity. Such sum is included in the $1,628,911 described in Note 7 above (For a description of this transaction and the securities issued to this individual, please refer to Part II -- Other Information, Item 2, Change in Securities).

The combined principal balance outstanding as of September 30, 2004 is indicated below:

                                                     Balance at          Additional     Repayments or          Balance at
                                                  December 31, 2003      Borrowings        Adjustmen       September 30, 2004
                                                  --------------------  ---------------  ----------------  ---------------------
Current portion of stockholders'
notes and loans payable                                      $372,659              $ -               $ -               $372,659
Long-term portion of stockholders'
notes and loans payable                                    $2,156,314              $ -        $ (992,357)            $1,217,471
                                                  --------------------  ---------------  ----------------  ---------------------
                                                           $2,528,973              $ -        $ (992,357)            $1,590,130
                                                  ====================  ===============  ================  =====================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Convertible Debt

During the nine months ended September 30, 2004:

o From January 1, 2004 to March 31, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $1,577,000, with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes were due on or before the 150th calendar day after the date of each note. In the event the principal amount of these notes, together with accrued but unpaid interest, was not paid on or before the 150th calendar day after the date of the notes, the Holder is required to convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount, together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. During the quarter ended September 30, 2004, the Company converted the convertible debt of $1,577,000, combined with $64,808 of accrued interest, into 3,283,616 shares of the Company's Class A common stock to be issued.

     Financing costs, related to the amortization of the beneficial conversion feature for the nine months ended September 30, 2004 and included in the condensed consolidated statement of operations, amounted to $1,778,473. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. In connection with the convertible notes, the Company issued 788,500 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period. The fair value of the warrants of $0.90 was estimated at an average price of $1.12 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs related to these warrants for the nine months ended September 30, 2004 and included in the condensed consolidated statement of operations amounted to $709,445. Additionally, the Company paid a finder's cash compensation of $144,200 which was expensed as selling, general and administrative expenses in the periods paid. Further, the Company agreed to issue the finder warrants to purchase shares of common stock equal to 10% of the gross proceeds raised by the finder divided by the exercise price of the warrants. The warrants shall have a term of 5 years and an exercise price of $0.50 per share. They have an estimated fair value of $51,948 which was expensed as financing cost in the prior quarter.

o On June 30, 2004, the Company converted $240,000 in convertible debt and $9,863 in accrued interest into 499,726 shares of the Company's Class A Common Stock to be issued. The Company recognized financing costs, related to this transaction, of $27,712 in the second quarter of 2004.

o From April 1, 2004 to June 30, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $50,000 with interest due on the outstanding principal amount, at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. During the quarter ended September 30, 2004, the Company converted the convertible debt of $50,000, combined with $$2,058 of accrued interest, into 104,115 shares of the Company's Class A common stock to be issued.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 10. Convertible Debt, continued:

     Financing costs, related to the amortization of the beneficial conversion feature for the nine months ended September 30, 2004 and included in the condensed consolidated statement of operations, amounted to $19,297. Additionally, the Company issued 25,000 warrants to purchase shares of common stock in connection with the notes at an exercise price of $.50 per share. The warrants are exercisable over a five-year period. The fair value of the warrants is approximately $13,900 at an average price of approximately $.56 per share on the date of issuance, using the Black-Scholes pricing model. Additionally, the Company agreed to issue the finder warrants to purchase shares of common stock equal to 10% of the gross proceeds raised by the finder divided by the exercise price of the warrants. The warrants shall have a term of 5 years and an exercise price of $0.50 per share. They have an estimated fair value of $1,950 which was expensed as financing cost in the prior quarter.

o From July 7, 2004 to September 14, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $191,000 with interest due on the outstanding principal amount, at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes.

     In  connection  with the  convertible  notes,  the  Company  issued  95,500 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period. The fair value of the warrants of $0.90 was estimated at an average price of $1.12 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the nine months ended September 30, 2004 and included in the condensed consolidated statement of operations, amounted to $39,155.

     Additionally, the Company paid a finder's cash compensation of $21,000, equal to 11% of the gross amount of the notes and warrant agreements funds received. This cash compensation was expensed as selling, general and administrative expenses in the current period. Further, the Company agreed to issue the finder warrants to purchase one share of common stock for every $3.00 of the gross proceeds raised by the finder. The warrants shall have a term of 5 years and an exercise price of $0.50 per share. They have an estimated fair value of $28,650 which was expensed as financing cost in the current period.

The following reflects the balance of convertible debt and debt discount at September 30, 2004:

                                         Convertible Debt                                       Unamortized Debt Discount
                                         ----------------                                          ----------------
Balance at December 31, 2003                    $240,000     Unamortized discount                          $61,580
                                                               at December 31, 2003
 Additional borrowings                        $1,818,000     Additional unamortized debt                $1,818,000
   during the nine months                                        discount during the nine
   ended September 30, 2004                                      months ended September 30, 2004
                                         ----------------                                          ----------------
                                              $2,058,000                                                $1,879,580
  Less amount converted to equity             $1,867,000     Less amount amortized                      $1,879,580
   during the nine months                                     during the nine months
   ended September 30, 2004                                   ended September 30, 2004
                                         ----------------                                          ----------------
   Balance at September 30, 2004                $191,000      Balance at September 30, 2004                    $ -
                                         ================                                          ================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders' Deficiency

Common Stock

The Company has two classes of common stock authorized as of September 30, 2004.

Class A

The Company is in the process of amending its certificate of incorporation (subject to completion of its proxy statement and obtaining stockholder approval) to increase the authorized number of Class A Common Stock to 100,000,000 in order to have shares available for shares committed under stock option plans, warrants, common stock to be issued, convertible debt and convertible preferred stock and stock to be issued in the future under a consulting agreement.

A summary of shares required to be available as of September 30, 2004 is as follows:

                                      Number of Shares of Class A
                                         Common Stock Required
                                            to be Available
                                   --------------------------------
Common stock issued                                     10,768,991
Stock option plans                                         302,000
Warrants                                                 9,644,853
Common stock to be issued                               13,383,149
Convertible debt                                       See Note 10
Preferred stock - Series A                               1,175,000
Preferred stock - Series B                              23,245,391
Preferred stock - Series C                               2,792,210
                                   --------------------------------
              Total                                     61,311,594
                                   ================================


The Company made the following issuances of shares of its Class A Common Stock during the nine months ended September 30, 2004:

On January 6, 2004 the Company entered into a twelve-month consulting agreement with a company to provide general consulting services to the Company. This contract was then amended by letter agreement on January 30, 2004. Pursuant to the agreement, as amended, the Company has agreed to issue to the consultant 3,000,000 restricted shares of the Company's common stock in exchange for the various services provided. Additionally, the Company has agreed to issue to the consultant an option to purchase 1,000,000 restricted shares of the Company's common stock on a fully diluted basis; 500,000 of which will have an exercise price of $1.00 and 500,000 of which will have an exercise price of $2.00 per share. The shares and the shares underlying the option shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before June 30, 2004, the agreement shall be deemed null and void and the parties shall attempt to renegotiate the terms. As of June 30, 2004, stockholder approval to increase the number of authorized shares of the Company was not obtained. As of September 30, 2004, the Company ceased negotiations with the consultant and deemed the agreement, pursuant to its terms and conditions, to be null and void. The Company further deemed that no compensation was due the consultant in the form of cash, shares or options, and reversed all previously recorded transactions associated with this agreement, resulting in a credit of $2,055,000 which was reported as a separate line item, reversal of stock-based compensation due to expiration and nullification of contract, on the Company's Statement of Operations for the three months and nine months ended September 30, 2004.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders' Deficiency, continued:

Common Stock, continued:

Class A, continued:

On April 12, 2004, the Company entered into an exclusive promotional agreement ("EPA") with a boxer whereby the fighter granted the Company the exclusive right to promote the fighter and arrange professional boxing contests (bouts) for the boxer. The Agreement has a term of two years; however, it can be extended under certain circumstances. In consideration, the boxer received a non-refundable payment of $125,000. The Company has also agreed to issue 250,000 shares of the Company's common stock to the boxer. Further, the Company has agreed to repurchase the boxer's shares, upon certain conditions, for an amount up to $150,000. The fair value of stock to be issued to the boxer was $212,500. The total cost of $337,500 will be amortized over the two year term of the EPA.

On June 7, 2004, the Company entered into an EPA with a boxer whereby the fighter granted the Company the exclusive right to promote the fighter and arrange professional boxing bouts for the boxer. The Agreement continues until June 26, 2007. In consideration, the fighter received a non-refundable payment of $75,000 plus warrants to purchase 500,000 shares of Common Stock at exercise prices of $.40 per share. The warrants are exercisable over a five-year period. The fair value of the warrants was estimated at an average price of $0.41 per share on the date of issuance, using the Black-Scholes pricing model, totaling $205,000. The total cost of $280,000 will be amortized over the three year term of the EPA.

On June 1, 2004 the Company entered into a six-month consulting agreement with an individual to provide general consulting services to the Company. Pursuant to the agreement and in exchange for the various services provided, the Company agreed to issue to the individual 10,000 restricted shares of the Company's common stock every month, beginning with the effective date of the agreement and continuing until the expiration or termination of the agreement. Such shares contain piggyback registration rights and will not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before November 1, 2004, the agreement shall be deemed null and void and the Company shall have no obligation to the individual hereunder. As of November 15, 2004, the agreement was extended for an additional six-month period under the same terms and conditions, except for the removal of the provision that renders the agreement null and void if stockholder approval to increase the number of authorized shares of the Company is not successfully completed. The Company recognized $20,100 in compensatory element of stock and warrant issuances for selling, general and administrative expenses, related to this transaction, for the nine months ended September 30, 2004.

On June 30, 2004, the Company and other parties entered into a limited liability agreement to form and become members of a Delaware limited liability company, PLEDGE THIS HOLDINGS, LLC ("Pledge, LLC"). Pledge, LLC was formed to obtain necessary financing, produce and distribute a feature-length motion picture, including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution. In order to induce a group of investors ("Secured Party") to invest in and make accommodations to Pledge, LLC, and in partial consideration of its 22.5% membership interest in Pledge, LLC, the Company entered a Guarantee and Pledge Agreement wherein it guaranteed the repayment of the $1,000,000 investment of the Secured Party to Pledge, LLC. As further consideration, the Company entered into a Class A Common Stock and Installment Agreement on June 30, 2004 wherein it agreed to reserve for further issuance to the Secured Party 1,000,000 shares of its Class A Common Stock, par value $.01 share per share, immediately upon obtaining stockholder approval. The fair value of this stock as of June 30, 2004 was $510,000, which amount was recognized as financing cost during the three months ended June 30, 2004. The Company also agreed to pay to the Secured Party an amount equal to 12% of the Secured Party's total investment in Pledge, LLC per annum, payable on a quarterly basis.

Class B

The Company has 5,000,000 shares of its Class B common stock, par value $ .01 per share, authorized of which none were issued and outstanding as of September 30, 2004.

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

Series A Convertible Preferred Stock

There are 500,000 authorized shares of a Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible into ten shares of common stock and pays a cumulative dividend of 8% per annum on the liquidation preference of $3.00 per share. At the date of the reverse merger with Zenascent, Inc. ("Zenascent"), there were 135,000 shares of Series A Convertible Preferred Stock outstanding along with 1,350,000 common stock purchase warrants, exercisable at a price of $0.30 per share that were originally sold for $405,000.

Dividends on the Series A Convertible Preferred Stock are accruable if the Company does not amend its certificate of incorporation to increase the number of Class A Common Stock available to allow for the conversion of all of the Series A convertible preferred stock. As the Company has not yet amended its certificate of incorporation, the Company has accrued dividends of $25,549 during the nine months ended September 30, 2004 related to the Series A Convertible Preferred Stock. The Company has a dividend arrearage of $108,165 at September 30, 2004.

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

On September 30, 2002, two officers of the Company, entered into a Stock Amendment and Issuance Agreement ("SAIA") which provided that the Company's Series B Convertible Preferred Stock ("Series B Stock"), all of which is held only by those two officers, would be modified such that each share of Series B Stock would be convertible into only 50 shares of the Company's common stock, instead of 100 shares, as previously provided. The SAIA also provides that the aggregate liquidation preference of the Series B Stock would be reduced from $4,860,000 to $2,430,000. In consideration for their acceptance, the Board of Directors authorized and issued to these officers 399,752 shares of a Series D Preferred Stock (the "Series D Stock") (see below).

In October 2002, the Company amended the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock to change the conversion ratio of such stock from 100 to 50. Accordingly, the 399,752 shares of Series B Stock are now convertible into an aggregate of 19,987,600 shares of the Company's common stock.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders' Deficiency, continued:

Preferred Stock, continued:

Series B Convertible Preferred Stock, continued:

On February 19, 2004 the Company and its President converted $1,628,911 of the Company's outstanding debt, relating to various personal loans and advances made by the President, into equity. In exchange of the afore-mentioned debt, the President received 65,156 shares of the Company's Series B Preferred Stock. Immediately following stockholder approval to increase the Company's authorized common stock, the Series B Preferred shall automatically convert into 3,257,800 shares of the Company's Class A Common Stock. The fair value of the Class A Common Stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's Class A Common Stock, which approximates $3,500,000. The Company recognized financing costs, related to this transaction, of $1,824,357 for the nine months ended September 30, 2004.

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


Treasury Stock

On April 16, 2004, the Company issued 15,500 shares of its Class A Common Stock, held in treasury, to a third party in exchange for legal services provided by this third party to the Company. The fair value of stock to be issued was determined to be $11,315, and recognized as compensatory element of stock issuance expense during the second quarter ended June 30, 2004.


Warrants

Warrant activity and weighted average exercise prices for the nine months ended September 30, 2004 was as follows:

                                                                                                    Weighted Average
                                                                               Number of Warrants    Exercise Price
                                                                                 ---------------    -----------------
Outstanding, December 31, 2003                                                        8,033,986               $0.30
Issued in connection with convertible debt                                            1,110,867               $0.50
Issued in connection with an exclusive promotional agreement                            500,000               $0.40
                                                                                 ---------------    -----------------
Outstanding, September 30, 2004                                                       9,644,853               $0.66
                                                                                 ===============    =================

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
                                      -----------------
                                              $311,024
                                      =================


David Tua Agreements

Pursuant to (i) a Sale and Purchase Agreement (the "Sale Agreement") dated as of December 24, 2002 among Sports Tech, Ltd. ("Sports Tech"), CKP and, for limited purposes, the Company, and (ii) a Consent Agreement ("Consent") dated as of December 24, 2002 among David Tua, CKP and Tuaman, Inc., CKP acquired all of Sports Tech's right, title and interest in and to an exclusive promotional agreement (the "Tua EPA") with David Tua ("Tua"), a leading heavyweight contender. The term of the Tua EPA is for three years beginning on December 1, 2002, subject to certain options by CKP to extend such term based upon Tua being declared the world champion or number one contender. Pursuant to the Sale
Agreement, CKP and the Company have agreed, among other things, to issue to Sports Tech 1,500,000 restricted shares of common stock of the Company (provided that 250,000 of such shares have piggyback registration rights) with additional shares of common stock to be issued contingent upon Tua's future performance. Pursuant to the Consent, under certain circumstances relating to the amount realized from sales of the shares by Sports Tech, CKP may be obligated to make certain non-interest bearing advances of purses to Tua.

The Company has recorded the fair value of the 1,500,000 original shares of Company's stock to be issued of $1,065,000 on the date of the Sale Agreement as an adjustment to deferred signing bonuses and common stock to be issued and is amortizing the deferred signing bonus over the three year term of the related Tua EPA. Amortization of deferred signing bonus under this agreement for the nine months ended September 30, 2004 and September 30, 2003 included in the condensed consolidated statement of operations amounted to $174,726 and $189,500 respectively. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment analysis was performed in December 2003 of the Company's prepaid signing bonus. The fair value of this asset was determined by calculating its undiscounted, estimated future operating cash flow and comparing it to the carrying amount of the asset. This testing resulted in the determination that the carrying amount of the Company's prepaid and deferred signing bonuses at September 30, 2004 exceeded the potential amount that can be recovered from future, undiscounted cash flows. Accordingly, the Company recorded an impairment charge of $194,584 on its prepaid signing bonus in the third quarter of 2004 and $320,329 on its deferred signing bonus for the same period, thereby resulting in the full elimination of all carrying value.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies, continued:

David Tua Agreements, continued:

As part of the Sale Agreement, Sports Tech acknowledged that the Company did not have the 1,500,000 shares available to issue in accordance with the agreement. In addition, if the average closing price of the Company's Class A Common Stock for the 30 day period prior to the Rahman Bout was below $1.00 per share, the shares to be issued under the section of the Sale Agreement would increase to 1,700,000. As the average price of the Company's Class A Common Stock 30 days prior to Rahman Bout was below $1.00 per share, the Company became obligated to issue an additional 200,000 shares. In April 2003, the Company recorded the fair value of the additional 200,000 shares of common stock to be issued at $132,000 based upon the price of the stock on the date that the Company became obligated to issue the shares.

Simultaneously with the closing of the Sale Agreement and the Consent, CKP sold 50% of its economic interest in the Tua EPA to various participants (the "Tua Participants") pursuant to separate agreements (each a "Tua Participation
Agreement") for an aggregate amount equal to $400,000. Such Tua Participation Agreements provide, among other things, that the first $400,000 of net revenues derived from the Tua EPA shall be remitted to the Tua Participants on a parri passu basis and that CKP shall cause the Company to issue to each Tua Participant a warrant to purchase restricted shares of common stock of the Company with an aggregate value equal to 10% of the amount invested by each Tua Participant. Subsequently, the Company, Cedric Kushner, and two of the Tua Participants entered into separate agreements whereby the Company agreed that if
(a) Cedric Kushner shall die after the date of the Agreement and each of the Tua Participant shall not have recouped their original investment of $100,000 (the "Tua Amount") or (b) such Tua Participant has not recouped the Tua Amount on or prior to 24 months from February 23, 2003, such Tua Participant shall have the right to sell its rights and interest in and to the Tua EPA to the Company at a price equal to the difference, if any, between the Tua Amount and the amount recouped as of such date Kushner dies or the expiration of the 24 month period, as applicable.

Consulting Agreements

On January 6, 2004 the Company entered into a twelve-month consulting agreement with a company to provide general consulting services to the Company. This contract was then amended by letter agreement on January 30, 2004. Pursuant to the agreement as amended, the Company has agreed to issue to the consultant 3,000,000 restricted shares of the Company's common stock in exchange for the various services provided. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. Additionally the Company has agreed to issue to the consultant an option to purchase 1,000,000 restricted shares of the Company's common stock on a fully diluted basis; 500,000 of which will have an exercise price of $1.00 and 500,000 of which will have an exercise price of $2.00 per share. The shares underlying the option shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before June 30, 2004, the agreement shall be deemed null and void and the parties shall attempt to renegotiate the terms. On June 30, 2004, stockholder approval to increase the number of authorized shares of the Company was not successfully completed, and the Company has recognized the remaining deferred costs of $1,027,000 as a non-cash expense in the second quarter. As of September 30, 2004, the Company ceased negotiations with the consultant and deemed the agreement, pursuant to its terms and conditions, to be null and void. The Company further deemed that no compensation was due the consultant in the form of cash, shares or options, and reversed all previously recorded transactions associated with this agreement, resulting in a credit of $2,055,000 which was reported as a separate line item, reversal of stock-based compensation due to expiration and nullification of contract, on the Company's Statement of Operations for the three months and nine months ended September 30, 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Commitments and Contingencies, continued

On June 1, 2004 the Company entered into a six-month consulting agreement with an individual to provide general consulting services to the Company. Pursuant to the agreement and in exchange for the various services provided, the Company has agreed to issue to the individual 10,000 restricted shares of the Company's common stock every month, beginning with the effective date of the agreement and continuing until the expiration or termination of the agreement. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before November 1, 2004, the agreement shall be deemed null and void and the Company shall have no obligation to the individual hereunder. As of November 15, 2004, the agreement was extended for an additional six-month period under the same terms and conditions, except for the removal of the provision that renders the agreement null and void if stockholder approval to increase the number of authorized shares of the Company is not successfully completed.

Pledge This Holdings, LLC

On June 30, 2004, the Company and other parties entered into a limited liability agreement to form and become members of a Delaware limited liability company, Pledge This Holdings, LLC ("Pledge, LLC"). Pledge, LLC was formed to obtain necessary financing, produce and distribute a feature-length motion picture, including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution. In order to induce a group of investors ("Secured Party") to invest in and make accommodations to Pledge, LLC and in partial consideration of its 22.5% membership interest in Pledge, LLC, the Company entered a Guarantee and Pledge Agreement wherein it guaranteed the repayment to the Secured Party of any portion of the Secured Party's $1,000,000 investment which has not been repaid by Pledge LLC on or before June 30, 2005. As of June 30, 2004, the Company accounted for this investment under the equity method.

As further consideration, the Company entered a Class A Common Stock and Installment Agreement on June 30, 2004 wherein it agreed to reserve for further issuance to the Secured Party 1,000,000 shares of its Class A Common Stock, par value $.01 share per share, immediately upon obtaining stockholder approval. The fair value of this stock as of June 30, 2004 was $510,000, which amount was recognized as financing cost during the three months ended June 30, 2004. The Company also agreed to pay to the Secured Party an amount equal to 12% per annum of the Secured Party's total investment of $1,000,000 in Pledge, LLC, payable on a quarterly basis. As of September 30, 2004, the Company has accrued $30,000 in unpaid interest which was recorded as a period cost in the current quarter.

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

The possibility exists that the Company's position as it pertains to Pledge LLC may be ultimately diluted as subsequent financing is brought in to assure completion of the project. As of the date hereof, the Company was advised that Pledge LLC has raised approximately an additional $4,500,000, resulting in a dilution of the Company's membership interest to approximately 15%. Accordingly, since our membership interest has been reduced to approximately 15%, the Company will account for this investment under the cost method.

Pauly Shore is Dead

On September 13, 2004, a subsidiary of the Company, Ckrush Entertainment, Inc. (Ckrush) and another party entered into an agreement regarding the distribution of the motion pictured entitled "Pauly Shore is Dead" ("Picture") whereby Ckrush guaranteed to spend a minimum of $250,000 and a maximum of $260,000 on the Picture in exchange for certain rights, including a 25% theatrical distribution fee. Ckrush will retain 100% of ancillary income streams from theatrical, television and international sales until it recoups its investment, after which, the domestic theatrical proceeds will be split evenly between Ckrush and the other party, with Ckrush retaining a minimum of 15% of these ancillary sales.

Other

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

On June 11, 2004, the Company completed execution of a final settlement of our dispute with the Consultants pursuant to which we have agreed to issue to Consultants 2,500,000 shares of the Company's common stock. The terms of the settlement agreement provide that the Company shall distribute our pending proxy statement to our stockholders for a vote within 60 days after the completion of the review of such document by the Securities and Exchange Commission, and that such shares shall only be paid to the Consultants after the approval by our stockholders of an increase in the number of authorized shares of the Company to 100 million shares. In the event that the shares are not transferred on or before September 1, 2004, then the settlement agreement shall be voidable by the Consultants on 30 days written notice, whereupon the parties shall thereafter continue the presently pending arbitration. As a result of this settlement, since services were no longer being performed, the Company recognized a non-cash expense of $1,375,699 as litigation settlement expense for the year ended December 31, 2003. However, if the Company is unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company. As of the filing date of this report, the Company has not obtained stockholders' approval to increase its number of authorized shares; nor has it received notice from the Consultants. As of November 15, 2004, the parties have agreed in principle to extend the agreement to December 1, 2004.

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

Zomba Recording Corporation
In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of September 30, 2004, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

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

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum. The balance on this obligation at September 30, 2004 amounted to $84,746, which is categorized as accrued litigation and judgments payable in the Company's condensed consolidated financial statements.

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

National Sports Partners
On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net Broadcast Service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorney fees. As of September 30, 2004, the Company had accrued approximately $239,000 as a potential liability to NSP.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Litigation, continued:

On February 18, 2004 the Company paid Mathis an additional fee of $75,000 in an effort to forego any further action that Mathis was going to take either against the Company or Kushner individually. On March 24, 2004, the Company and Mathis entered into an amicable settlement arrangement whereby Mathis has agreed to release the Company, Cedric Kushner Promotions, Ltd., Cedric Kushner Productions, Ltd., and Cedric Kushner Boxing, Inc. from all liabilities and obligations including but not limited to those obligations arising from the Mathis SA, entered into effective as of April 18, 2003, and the judgment obtained by Mathis in regards to a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York styled Buster Mathis, Jr. v. Cedric Kushner et al. In exchange for such release the Company has hired Mathis in a consulting capacity for a term of three years. Mathis will assist the Company as a talent scout in its endeavors to search for young amateur boxers with professional potential. In addition, Mathis has agreed to attend occasional meetings, events or functions on behalf of the Company, and to advise, and discuss new concepts and projects in development by the Company. As compensation for services rendered, the Company has agreed to pay Mathis $363,000 in full by July 15, 2004 resulting in the Company recognizing an additional amount of $105,756 in settlement expense in 2003. Additionally, the Company agreed that if Mathis shall not have received the full compensation of $363,000 by July 15, 2004, then the Company shall pay Mathis additional compensation of $3,500 per month for each month that the sum of $363,000 (exclusive of the additional compensation) has not been paid. At the sole option of the Company, in lieu of payments, the Company may tender Mathis freely tradable shares of common stock of the Company registered pursuant to a Form S-8 that the Company intends to file, although there is no assurance that this will occur. At its sole and exclusive option, the Company may elect to accelerate the payment schedule. As of September 30, 2004, the Company has an outstanding balance of $231,500 due Mathis, inclusive of fees for additional compensation of $3,500 per month commencing July 15, 2004. The Company is currently in default of the consulting agreement.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Litigation, continued:

Shane Mosley
On August 23, 2002, the Company and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the Company. The Company had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, the Company defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by the Company. On July 16, 2003, a restraining order was placed in favor of the boxer against the Company that prohibited the sale, transfer, assignment, or interference of the Company's property at a certain financial institution until the judgment is satisfied or vacated. As of September 30, 2004, the Company had recorded as current notes payable $510,359 as the remaining liability to the boxer.

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

The parties then agree to a fairness hearing whereby the final settlement agreement will be brought before a court to determine whether the settlement is fair and reasonable and, finally, issuing an exemption from registration of the settlement shares. If the Company is unable to issue the stock to the boxer, exempt from registration, then Mosley may seek to enforce the unsatisfied amount of the judgment against the Company and resume the prosecution of this action against the Company. However, if the Company is unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company. As of the filing date of this report, stockholder approval to increase the number of authorized shares of the Company has not been successfully completed, and the Company is in default of the agreement.

Others

On or about August 3, 2004 the Company was served a Petition to Recover Damages for Breach of Contract, Temporary Restraining Order Preliminary Injunction, and Permanent Injunction by a third party. This petition calls for damages regarding loss of profits among other things, as well as reimbursement for other expenses in connection with a legal dispute between a fighter currently under an Exclusive Promotional Agreement with the Company and his former manager. The Company believes its involvement in this suite is without merit.

In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At June 30, 2004, the Company had accrued an aggregate of approximately $1,124,293, inclusive of the amounts previously discussed, in addition to $777,233 classified as notes payable and $231,500 classified as accrued expenses.

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

Note 14.  Major Customer

Revenues from one customer accounted for approximately 42% and 44% of revenues for the nine months ended September 30, 2004 and 2003, respectively.

Note  15.   Reversal  of   Stock-Based   Compensation   due  to  Expiration  and
Nullification of Contract

As discussed in Note 12, Commitments & Contingencies under Consulting Agreements, the Company, as of September 30, 2004, ceased negotiations with the consultant and deemed the agreement, pursuant to its terms and conditions, to be null and void. The Company further deemed that no compensation was due the consultant in the form of cash, shares or options, and reversed all previously recorded transactions associated with this agreement, resulting in a credit of $2,055,000 which was reported as a separate line item, reversal of stock-based compensation due to expiration and nullification of contract, on the Company's Statement of Operations for the three months and nine months ended September 30, 2004. If these transactions were not reversed this quarter, the Company would have reported a loss from operations of $1,309,718, instead of a gain of $745,282, and a net loss of $1,754,209, instead of net income of $300,791, for the three months ended September 30, 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Subsequent Events

From July 1, 2004 to November 15, 2004, the Company repaid  approximately $3,650
to  various  third  parties  pursuant  to  several   promissory  notes  or  loan
agreements.

From July 1, 2004 to November 15, 2004, the Company borrowed approximately $323,000 from various third parties pursuant to several promissory notes. The notes are short-term and mature on various dates, with interest accruing at 10% per annum.

During October, 2004, the Company formed a new wholly-owned subsidiary, Ckrush Direct, Inc. ("Ckrush Direct"). Ckrush Direct, which was organized as a Delaware corporation, will focus primarily on direct response, pay-per-view, video on demand, and retail distribution of DVD's, home videos, and various consumer goods.

During October 2004, the Company began to offer up to $5,000,000 in Series E Convertible Preferred Stock for sale to accredited investors at a price of $360 per Share (the "Offering") on a "best efforts" basis. In connection with this offering, the Company's Board of Directors authorized the issuance of up to 14,000 shares of a Series E Convertible Redeemable Preferred stock. Each share of Series E Convertible Redeemable Preferred Stock is convertible into 1,000 validly issued, fully paid and non-assessable shares of the Company's common stock, par value $.01 per share, subject to adjustment upon specified events, including stock splits, stock dividends, mergers, consolidations, exchange of shares, recapitalizations or reorganizations, only if and when the proposed increase in the Company's authorized shares of common stock from 20,000,000 to 100,000,000 has been voted on and approved by the shareholders of the Company. The Series E Convertible Redeemable Preferred Stock has a liquidation preference value of $5,040,000. As of November 15, 2004, the Company received subscriptions of approximately $600,000 for its Series E Convertible Preferred Stock.

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

Intangible Assets, continued:

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


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Total revenues decreased by $116,053, or 5%, to $2,179,152 for the nine months ended September 30, 2004 from $2,295,205 for the same period in the prior year.

Revenues from boxing operations increased by $409,983, or 29%, to $1,819,075 for the nine months ended September 30, 2004 from $1,409,092 for the same period in the prior year. The primary factors contributing to the increase were the following:

     o The Company's successful organization of a title fight in March that earned approximately $1.25 million dollars in revenues; and

     o The successful repackaging and marketing of quality boxing matches with top heavyweight contenders in a new fight series titled "Heavyweight Heroes; The Search for the Next Great Heavyweight" ("Heavyweight Heroes").

Revenues from media sales decreased by $526,036, or 59%, to $360,077 for the nine months ended September 30, 2004 from $886,113 for the same period in the prior year. This declining trend resulted in the Company taking an impairment loss of $430,000 on its media assets in the second quarter of 2004.

Revenue from a single customer accounted for approximately 42% of revenues for the nine months ended September 30, 2004, compared to 44% from another single customer for the same period in 2003. The loss of this single customer may have a material impact on the Company's operations or prospects.

Cost of revenues, consisting of $2,042,370 in boxing promotion costs and $386,283 in media costs, increased by 569,542, or 31%, to $2,428,653 for the nine months ended September 30, 2004, compared to $1,859,111 incurred for the nine months ended September 30, 2003. The increase in cost of revenues is attributable primarily to the greater cost incurred in staging some of the events during the first quarter of 2004 and the launch of the new Heavyweight Heroes series during the same period.

Gross profit decreased by $685,595 from a gross profit of $436,094 for the nine months ended September 30, 2003 to a gross loss of $249,501 for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, the Company's gross margin decreased to a loss of 11%, compared to a gain of 19% for the same period in the prior year. The primary reasons are as follows: o Start-up production costs for the new Heavyweight Heroes series; and o Losses in certain boxing events due to lower revenue realization.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, continued:

The following represents a comparison of revenues,  cost of revenues,  and gross
(loss) profit by segment for the nine months ended September 30, 2004 and September 30, 2003:

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                   2004        % of total        2003          % of total
REVENUES
   Boxing promotions                              $1,819,075        83.5%        $1,409,092            61.4%
   Media                                             360,077        16.5%           886,113            38.6%
                                              --------------- ------------  ---------------- ----------------
        TOTAL REVENUES                             2,179,152       100.0%         2,295,205           100.0%
                                              --------------- ------------  ---------------- ----------------
COST OF REVENUES
   Cost of revenues - boxing promotions            2,042,370        93.7%         1,408,466            61.4%
   Cost of revenues - media                          386,283        17.7%           450,645            19.6%
                                              --------------- ------------  ---------------- ----------------
      TORAL COST OF REVENUES                       2,428,653       111.4%         1,859,111            81.0%
                                              --------------- ------------  ---------------- ----------------
GROSS INCOME
   Boxing promotions                                (223,295)      -10.2%               626             0.0%
   Media                                             (26,206)       -1.2%           435,468            19.0%
                                              --------------- ------------  ---------------- ----------------
        GROSS PROFIT (LOSS)                        ($249,501)      -11.4%          $436,094            19.0%
                                              =============== ============  ================ ================

Selling, general and administrative expenses increased by 34%, or $435,177 to $1,729,261 for the nine months ended September 30, 2004, from $1,294,084 in the prior year.

The Company recorded a non-cash expense, classified as "compensatory element of stock and warrant issuances for selling, general and administrative expenses" of $212,915 and $1,503,451 relating to the use of stocks and warrants for obligations due under various consulting and employment agreements for the nine months ended September 30, 2004 and 2003, respectively. As discussed in Note 12, Commitments & Contingencies under Consulting Agreements, the Company, as of September 30, 2004, ceased negotiations with the consultant and deemed the agreement, pursuant to its terms and conditions, to be null and void. The Company further deemed that no compensation was due the consultant in the form of cash, shares or options, and reversed all previously recorded transactions associated with this agreement, resulting in a credit of $2,055,000 which was reported as a separate line item, reversal of stock-based compensation due to expiration and nullification of contract, on the Company's Statement of Operations for the three months and nine months ended September 30, 2004. If these transactions were not reversed this quarter, the Company would have reported a loss from operations of $1,309,718, instead of a gain of $745,282 and a net loss of $1,754,209, instead of net income of $300,791, for the three months ended September 30, 2004.

Depreciation and amortization expense for property and equipment decreased by $30,030 to $7,056 for the nine months ended September 30, 2004, from $37,086 for the same period in the prior year. Amortization of signing bonuses increased by $22,738 to $507,091 for the nine months ended September 30, 2004, compared to $484,353 for the same period in the prior year. Amortization of intangible assets decreased by $217,091 to $205,000 for the nine months ended September 30, 2004, compared to $422,091 during the same period last year.

The Company recorded $5,218,885 in financing costs paid in stocks and warrants for the nine months ended September 30, 2004, compared to $1,143,589 for the same cost in the prior year. The increase results primarily from the conversion of convertible debt, conversion of indebtedness that was due to the Company's president into equity (Please refer to Part II -- Other Information, Item 2, Change In Securities), and consulting agreement entered into this year (Please refer to Note 12 - Commitments and Contingencies, Consulting Agreements in Notes to Consolidated Financial Statements).

Interest expense, inclusive of related parties and other amounts, decreased by $222,080 from $899,383 in the first nine months ended September 30, 2003 to $677,303 for the nine months ended September 30, 2004. This decrease is primaraly attributable to the conversion of the related party debt into equity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company's cash position reflected a balance of $95,744 compared to the $21,205 balance at December 31, 2003. Additionally, the Company had $4,980 held in escrow at September 30, 2004, subject to release in accordance with the terms of an escrow agreement dated February 17, 2004 (See
Note 2 of the Notes to Condensed Consolidated Financial Statements)

Net cash used in operating activities was $1,709,995 during the nine months ended September 30, 2004, compared to net cash used in operating activities of $785,159 the same period last year and primarily resulting from: (i) our net losses of $9,702,355 and $5,347,904 in the first nine months of 2004 and 2003, respectively, adjusted for depreciation and amortization of $719,147 and $1,607,004, financing costs paid in stocks and warrants of $5,218,885 and $658,561, stock-based compensation expense of $212,915 and $1,503,451 in the first nine months of 2004 and 2003, respectively; and (ii) an increase in operating liabilities of $950,402 and $866,268 in the first nine months of 2004 and 2003, respectively.

Net cash used in investing activities was $357,482 during the nine months ended September 30, 2004, compared to net cash used in investing activities of $941,438 resulting primarily from $375,000 used for prepaid signing bonuses paid, compared to $640,000 for the same period last year; $20,482 in the purchase of fixed assets during the current year; $21,438 in the payment of security deposit in the prior year; and $280,000 in the purchase of intangible assets during the prior year, $37,000 in payment of other assets during the current year, offset by $75,001 in proceeds provided from the partial sales of boxers' exclusive promotional agreements.

Net cash provided by financing activities was $2,142,015 during the nine months ended September 30, 2004, compared to $1,733,332 for the same period last year resulting primarily from $859,609 of notes and loans payable and $1,818,000 of convertible debt, offset primarily by repayment of $468,000 of notes payable.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $9,702,355 and $5,347,904 during the nine months ended September 30, 2004 and 2003, respectively. In addition, the Company had a working capital deficiency of $10,911,333 at September 30, 2004. Furthermore, the Company had a stockholders' deficiency of $12,134,713 at September 30, 2004. These factors continue to raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company is in default of several notes and loans payable in the aggregate amount of approximately $2,793,650. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

LIQUIDITY AND CAPITAL RESOURCES, continued:

During the nine months ended September 30, 2004, the Company continued to explore sources of additional financing to satisfy its current operating requirements. In addition, the Company continues to focus in improving liquidity in several ways, including: o Reduction of operating costs; o Increasing revenue by refocusing on existing properties and expanding its revenue base; o Continuing to pursue the promotion of premium level boxing events; o Pursuing production partnerships and joint ventures; o Pursuing additional sources of debt and equity financing to satisfy its current operating requirements; and o Continuing to negotiate with existing debt-holders and related parties to convert debt into equity.


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

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline those financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatory redeemable security should be classified as a liability on the balance sheet. At September 30, 2004, the Company did not have any instruments that were within the scope of SFAS No. 150.


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

Item 2. CHANGES IN SECURITIES

On January 6, 2004 the Company entered into a twelve-month consulting agreement with a company to provide general consulting services to the Company. This contract was then amended by letter agreement on January 30, 2004. Pursuant to the agreement as amended,, the Company has agreed to issue to the consultant 3,000,000 restricted shares of the Company's common stock in exchange for the various services provided. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. Additionally the Company has agreed to issue to the consultant an option to purchase 1,000,000 restricted shares of the Company's common stock on a fully diluted basis; 500,000 of which will have an exercise price of $1.00 plus 500,000 of which will have an exercise price of $2.00 per share. The shares underlying the option shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before June 30, 2004, the agreement shall be deemed null and void and the parties shall attempt to renegotiate the terms. As of the filing date of this report, stockholder approval to increase the number of authorized shares of the Company has not been successfully completed, and the Company and consultant are currently negotiating an amendment of the agreement. On June 30, 2004, stockholder approval to increase the number of authorized shares of the Company was not successfully completed, and the Company has recognized the remaining deferred costs of $1,027,000 as a non-cash expense in the second quarter. As of September 30, 2004, the Company ceased negotiations with the consultant and deemed the agreement, pursuant to its terms and conditions, to be null and void. The Company further deemed that no compensation was due the consultant in the form of cash, shares or options, and reversed all previously recorded transactions associated with this agreement, resulting in a credit of $2,055,000 which was reported as a separate line item, reversal of stock-based compensation due to expiration and nullification of contract, on the Company's Statement of Operations for the three months and nine months ended September 30, 2004.

On June 1, 2004 the Company entered into a six-month consulting agreement with an individual to provide general consulting services to the Company. Pursuant to the agreement and in exchange for the various services provided, the Company has agreed to issue to the individual 10,000 restricted shares of the Company's common stock every month, beginning with the effective date of the agreement and continuing until the expiration or termination of the agreement. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before November 1, 2004, the agreement shall be deemed null and void and the Company shall have no obligation to the individual hereunder. As of November 15, 2004, the agreement was extended for an additional six-month period under the same terms and conditions, except for the removal of the provision that renders the agreement null and void if stockholder approval to increase the number of authorized shares of the Company is not successfully completed. The Company recognized $20,100 in compensatory element of stock and warrant issuances for selling, general and administrative expenses, related to this transaction, for the nine months ended September 30, 2004.

From  January  1, 2004 to March 31,  2004,  the  Company  entered  into note and warrant agreements with various third parties for a combined total of $1,577,000, with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes were due on or before the 150th calendar day after the date of each note. In the event the principal amount of these notes, together with accrued but unpaid interest, was not paid on or before the 150th calendar day after the date of the notes, the Holder is required to convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount, together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. During the quarter ended September 30, 2004, the Company converted the convertible debt of $1,577,000, combined with $64,808 of accrued interest, into 3,283,616 shares of the Company's Class A common stock to be issued.

On June 30, 2004, the Company converted $240,000 in convertible debt and $9,863 in accrued interest into 499,726 shares of the Company's Class A Common Stock to be issued. The Company recognized financing costs, related to this transaction, of $27,712 in the second quarter of 2004.

From April 1, 2004 to June 30, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $50,000 with interest due on the outstanding principal amount, at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. During the quarter ended September 30, 2004, the Company converted the convertible debt of $50,000, combined with $$2,058 of accrued interest, into 104,115 shares of the Company's Class A common stock to be issued.

From July 7, 2004 to September 14, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $191,000 with interest due on the outstanding principal amount, at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. In connection with the convertible notes, the Company issued 95,500 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period. The fair value of the warrants of $0.90 was estimated at an average price of $1.12 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the nine months ended September 30, 2004 and included in the condensed consolidated statement of operations, amounted to $39,155. Additionally, the Company paid a finder's cash compensation of $21,000, equal to 11% of the gross amount of the notes and warrant agreements funds received. This cash compensation was expensed as selling, general and administrative expenses in the current period. Further, the Company agreed to issue the finder warrants to purchase one share of common stock for every $3.00 of the gross proceeds raised by the finder. The warrants shall have a term of 5 years and an exercise price of $0.50 per share. They have an estimated fair value of $28,650 which was expensed as financing cost in the current period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

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

The Company is also in default of several notes and loans payable that matured this year prior to November 15, 2004, in the aggregate amount of approximately $423,650 in principal, plus accrued interest.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first nine months of 2004, the Company did not submit any matters to a vote of security holders.


Item 5. OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description

2.1* Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo.(2)
2.2* Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2.3* Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
3.1*      Articles of Incorporation of the Registrant (1)
3.2* Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004. (4)
3.3*      By-laws of Registrant (1)
3.4 Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004.
4.1*      Specimen common stock Certificate (1)
10.1*     1996 Incentive and Non-qualified Stock Option Plan (1)
10.2* Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.3* Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.4*     1998 Incentive and Non-qualified Stock Option Plan (1)
10.5* Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.6* Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.7* Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.8* Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc. (2)
10.9* Payment Agreement, effective August 1, 2001, between the Company and Summit Trading Limited. (2)
10.10* Form of Note and Warrant Purchase Agreement, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.11* Form of Promissory Note, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.12* Form of Warrant to Purchase Common Stock, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2) 10.13* Termination Agreement regarding the Consulting Agreement and Payment Agreement, dated January 30, 2002, between the Company, Investor Relations Services, Inc., and Summit Trading Limited. (2)
10.14* Form of Note and Warrant Purchase Agreement, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.15* Form of Convertible Promissory Note, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.16* Form of Warrant to Purchase Common Stock, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.17* Form of Convertible Promissory Note, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.18* Form of Warrant to Purchase Common Stock, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.19* Form of Note and Warrant Purchase Agreement, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.20* Form of Warrant to Purchase Common Stock, executed May, 28 2003 between the Company and a purchaser in a private placement (3)
10.21* Form of Note and Warrant Purchase Agreement, executed May, 28 2003 between the Company and a purchaser in a private placement. (3) 10.22* Form of Convertible Promissory Note, executed May, 28 2003 between the Company and a purchaser in a private placement. (3)
10.23* Form of Promissory Note, executed January 30, 2003, between the Company and a lender. (3)
10.24* Form of Promissory Note, executed March 24, 2003, between the Company and a lender. (3)
10.25* Form of Promissory Note, executed March 27, 2003, between the Company and a lender. (3)
10.26* Form of Warrant to Purchase Common Stock, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.27* Form of Convertible Promissory Note, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.28* Form of Note and Warrant Purchase Agreement, executed August 12, 2003 between the Company and a purchaser in a private placement. (3)
10.29* Form of Warrant to Purchase Common Stock between the Company and Yeend & Castaneda, dated September 5, 2003 (3)
10.30* Consulting Agreement, effective January 6, 2004, between the Company and SOS Resource Services, Inc. (3)
10.31* Amendment to the Consulting Agreement between the Company and SOS Resource Services, Inc., dated January 30, 2004. (3) 10.32* Form of Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.33* Form of Warrant to Purchase Common Stock, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.34* Form of Convertible Promissory Note, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.35* Supplement to the Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.36* Consulting Agreement, effective January 1, 2004, between the Company and Bulldog Management, LLC. (3)
10.37* Form of Warrant to Purchase Common Stock, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.38* Form of Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.39* Form of Convertible Promissory Note, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.40* Supplement, dated March 19, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.41* Supplement, dated March 29, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.42* Exchange Agreement, dated February 19, 2004, between the Company and Cedric Kushner. (3)

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


CEDRIC KUSHNER PROMOTIONS, INC.



Date: November 15, 2004          /s/ Cedric Kushner
                                 ------------------
                                     Cedric Kushner
                                     Chairman of the Board and
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 15, 2004          /s/ James DiLorenzo
                                 -------------------
                                     James DiLorenzo
                                     Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 End of Filing