Form 10QSB/A
period 2004-09-30
CEDRIC KUSHNER PROMOTIONS INC
filed 2004-11-18
CIK 1064539

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                   FORM 10-QSB

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


Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

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


CEDRIC KUSHNER PROMOTIONS, INC.




Date: November 18, 2004          /s/ Cedric Kushner
                                 ------------------
                                     Cedric Kushner
                                     Chairman of the Board and
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 18, 2004          /s/ James DiLorenzo
                                 -------------------
                                     James DiLorenzo
                                     Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

                                 End of Filing