Form 10KSB
period 2004-12-31
CEDRIC KUSHNER PROMOTIONS INC
filed 2005-05-13
CIK 1064539

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

The Company's revenues from its operations for the fiscal year ended December 31, 2004 were $3,012,904.

As of May 9, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over-the-Counter Electronic Bulletin Board's last sale price of $0.37 on May 9, 2005) was approximately $12,500,000.

As of May 9, 2005, there were 57,588,028 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                         CEDRIC KUSHNER PROMOTIONS, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                                   PAGE

PART I


  Item 1.      Description of Business                                               3

  Item 2.      Description of Property                                               5

  Item 3.      Legal Proceedings                                                     5

  Item 4.      Submission of Matters to a Vote of Security Holders                   9


PART II

  Item 5.      Market for Common Equity and Related Stockholder Matters             10

  Item 6.      Management's Discussion and Analysis or Plan of Operation            16

  Item 7.      Financial Statements                                               F-1-F-61

  Item 8.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                             34

  Item 8A.     Controls and Procedures                                              34

  Item 8B.     Other Information                                                    34

Part III

  Item 9.      Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act                    34

  Item 10.     Executive Compensation                                               36

  Item 11.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                           37


  Item 12.     Certain Relationships and Related Transactions                       38

  Item 13.     Exhibits                                                             40

  Item 14.     Principal Accountant Fees And Services                               33



SIGNATURES                                                                          44

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

HISTORY

Cedric Kushner Promotions, Inc. (the "Company") was originally incorporated on February 1, 1996 under the laws of the State of Delaware as Hippo, Inc., a golf equipment and apparel manufacturer. In January 1998, the Company changed its name to Outlook Sports Technology, Inc. to reflect a greater focus on sports product research and development operations. In 2000, the Company changed its management team and redefined it business mission as an Internet technology and e-commerce incubator. In connection with the change in business focus, the Company changed its name to Fusion Fund, Inc.

In December 2000, the Company changed its name to Zenascent, Inc. On or about February 2, 2001, the Company's stock began trading under the symbol "ZENA". From December 2000 through April 30, 2002, the Company was a non-operating public shell corporation with nominal assets. On April 30, 2002, the Company completed a reverse merger with closely held Cedric Kushner Boxing, Inc. ("CKB"). Upon consummation of the reverse merger, CKB became a wholly-owned subsidiary of the Company, with the Company functioning solely as a holding company. On or about January 16, 2002, the Company changed its name to Cedric Kushner Promotions, Inc., and the Company's stock began trading under the symbol "CKHP". In December, 2004, the Company's stock symbol changed to "CKPI."

Unless otherwise indicated, or unless the context otherwise requires, all references below to the terms "we", "our", "us", or "our company" shall mean the Company, after giving effect to the reverse merger.

OVERVIEW

The Company, through its subsidiaries, is an integrated boxing and media company.

SUBSIDIARIES AND OPERATIONS

The Company's subsidiaries are summarized below:

Cedric Kushner Boxing, Inc.

Cedric Kushner Boxing, Inc. ("CKB") was incorporated under the laws of the State of Delaware on March 5, 1999. CKB is 100% owned by the Company. CKB functions as a holding company for the following subsidiaries:

Cedric Kushner Promotions, Ltd.

Cedric Kushner Promotions, Ltd. ("CKP"), incorporated as a New York corporation on March 23, 1993, manages the promotion of professional boxing events and professional boxers. It is a party to most of the contracts with boxers whom we promote. CKP provides event management that includes, among other things, securing venues/sites and coordinating promotions. It also manages boxing operations, including talent acquisition and development, matchmaking, and coordination with sports governing bodies. CKP typically acquires the rights to boxing athletes and packages those rights to television networks, venues, sponsors and other promoters. It has promotional rights to approximately 10 boxing athletes. CKP is 100% owned by CKB. CKP was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003 and is in the process of being reinstated. There can be no assurances that the contracts entered into by CKP are enforceable until CKP has been reinstated. CKP's business is performed through its sister subsidiaries or parent until such time as it is reinstated.

Big Content, Inc.

Big Content, Inc. ("Big Content"), incorporated as a Delaware corporation on March 22, 2000, manages the creation, distribution (both domestically and internationally), and maintenance of all of our boxing media holdings, including our boxing media library of videotaped boxing events and current original boxing related television programming. Big Content is 100% owned by CKB.

ThunderBox, Inc.

ThunderBox, Inc. ("Thunderbox") was incorporated as a Delaware corporation on March 7, 2001. ThunderBox is 80% owned by Big Content. This corporation owns and manages the ThunderBox Series, a program that debuted in October 2000. The Thunderbox series discontinued as of December 31, 2003; however, the Company is negotiating certain licenses for the Thunderbox library. There can be no assurances that such agreements will be consummated.

Ckrush Entertainment, Inc.

Ckrush Entertainment, Inc. ("Entertainment") was incorporated as a Delaware corporation on July 8, 2004. Entertainment develops, produces, finances, and distributes film and television properties. Entertainment currently is co-producing "Pledge This", starring Paris Hilton and distributing the film "Pauly Shore Is Dead" in U.S. Theatres. Entertainment has a number of film and television properties in development. Entertainment is 100% owned by the Company.

Ckrush Direct, Inc.

Ckrush Direct, Inc. ("Direct") was incorporated as a Delaware corporation on October of 20, 2004 to develop, acquire, and finance entertainment oriented goods for direct response, retail and digital sale. Direct is 100% owned by the Company.

Ckrush Sports, Inc.

Ckrush Sports, Inc. ("Sports") was incorporated as a Delaware corporation on January 12, 2005. Sports was set up as a holding entity with the intention to hold all of the Company's sports related properties, including its boxing division. Sports is 100% owned by the Company.

Ckrush, Inc.

Ckrush, Inc. ("Ckrush") was incorporated as a Delaware corporation on January 12, 2005. Ckrush was set up with the intention of becoming a holding company for the newly formed subsidiaries using the Ckrush name. Ckrush is 100% owned by the Company.

MARKET OPPORTUNITY

The demand for entertainment content is considerable and growing. The proliferation of television networks and other video delivery systems (from broadband to cell phones) on a global basis is creating ever more demand for compelling content. The Company is in the business of creating and selling such content. The Company's core content application, boxing, is one of the world's most popular sports and is an essential programming asset of many of the major television networks. Boxing has proven to be a powerful vehicle for subscription and pay television in particular. Domestically, the two leading premium networks, HBO and Showtime, use boxing as core programming. Boxing is one of the highest rated program groupings for both of these networks. Boxing also drives the pay per view (PPV) industry. The top 5 PPV events of all time are professional boxing networks. The Company is growing its content creation business into the world of filmed and televised entertainment. The market size for filmed and television entertainment is in the billions of dollars, with customers ranging from major film studios, to numerous television networks, home entertainment companies, and a myriad of other applications.

COMPETITION

In general terms, there are a very large number of companies which produce and sell entertainment content. The buyers of content themselves (the film studios and television networks, etc.) produce a large portion of their own content, as do hundreds, if not thousands, of other companies. In terms of boxing, the sport is dominated by a handful of promoters who work with the world's leading television networks and venues. There are approximately 12 major boxing promoters in the world, most of which are based in the United States. CKP's major U.S. competitors are Don King Productions, Top Rank, Inc. and Main Events.

BUSINESS GROWTH STRATEGY

The Company's growth plan focuses on expanding into the areas of filmed and television entertainment, while maintaining and growing its existing boxing business, both domestically and internationally. The strategy consists of:

     o Launching the Ckrush Entertainment division, with the intention of developing, financing, producing and distributing film and television entertainment;
     o Negotiating potential joint ventures with other companies creating and distributing entertainment content;
     o Launching the Ckrush Direct division, with the intention of developing, financing, producing and distributing entertainment product (i.e. video and DVDs) for direct consumer sale via retail, direct response, pay per view and video on demand;
     o Signing, developing and acquiring new boxing talent that can achieve marquee or star status and become premium cable and PPV attractions;
     o Increasing the sales of media rights, site rights, and sponsorship for existing boxing series;
     o Focusing efforts on the Spanish-speaking marketplace by developing programming and live event opportunities;

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

Employees

At May 9, 2005, we employed 4 full-time employees and 5 part-time consultants. None of the employees are subject to a collective bargaining agreement, and there is no union representation within our Company. We maintain an employee benefit plan and believe our employee relations are good.

Item 2. DESCRIPTION OF PROPERTY

Our office is located at 1414 Avenue of Americas, Suite 406, New York, New York 10019. The Company leases its office facilities under a long-term lease which commenced on February 1, 2003 and continues until January 31, 2008. The minimum annual lease payments required under the modified lease agreement are as follows:

  Year Ending December 31,              Annual Rent
                                     -----------------
                2005                 $          75,000
                2006                            77,000
                2007                            79,000
                2008                             7,000
                                     -----------------
                                     $         238,000
                                     =================

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

On June 11, 2004, the Company completed execution of a final settlement of our dispute with the Consultants pursuant to which we have agreed to issue to Consultants 2,500,000 shares of the Company's common stock. The terms of the settlement agreement provide that the Company shall distribute our pending proxy statement to our stockholders for a vote within 60 days after the completion of the review of such document by the Securities and Exchange Commission, and that such shares shall only be paid to the Consultants after the approval by our stockholders of an increase in the number of authorized shares of the Company to 100 million shares. In the event that the shares are not transferred on or before September 1, 2004, then the settlement agreement shall be voidable by the Consultants on 30 days written notice, whereupon the parties shall thereafter continue the presently pending arbitration. As a result of this settlement, since services were no longer being performed, the Company recognized a non-cash expense of $1,375,699 as litigation settlement expense for the year ended December 31, 2003. However, if the Company is unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company. On November 15, 2004, the parties agreed in principle to extend the agreement to December 1, 2004.

As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company was able to issue and transfer the Settlement shares to the Consultants in full and final settlement of all outstanding claims. The Company has no further obligation under the terms and conditions set forth in the Settlement Agreement.

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter had been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. The Company has not made any payments pursuant to the settlement agreement and, therefore, is in default of the agreement. As of December 31, 2004 the Company remains in default of the settlement agreement.

Zomba Recording Corporation

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of December 31, 2004, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

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

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum. The balance on this obligation at December 31, 2004 amounted to $79,490, which is categorized as accrued litigation and judgments payable in the Company's consolidated financial statements. The Company is currently in default of the terms set forth in the forbearance agreement.

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

In a press release dated March 26, 2004, the Company, its officers, and its directors publicly announced they intend to vigorously defend themselves against the claims made by the SEC. If, however, the SEC were to prevail in its litigation, the Company's business, operations and financial condition may be materially and adversely affected. As of the date of this filing there has been no material change to this matter.

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

On or about August 31, 2004, the Company reached a letter agreement with National Sports Partners, wherein National Sports Partners has agreed to forbear from further action against the Company in exchange for full payment over time as stipulated in the agreement of the judgment amount outstanding equal to $239,486, plus any deferred interest. As of December 31, 2004 the Company has paid $45,000 against the judgment amount. However, the Company is currently in default of the letter agreement.

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

If Mathis elects to sell the Mathis Shares, the Company has agreed to guarantee that the proceeds from the sale of these Mathis Shares equal the Share Value. In further consideration for Mathis granting the Company the above option, the Company has agreed to deliver to Mathis at the same time the Mathis Shares are issued, an additional amount of shares of freely-tradable, unrestricted common stock of the Company equal to 10,000 shares for each calendar month after May 2003 that the Mathis Shares have not been delivered to Mathis (with Mathis' entitlement vesting on the first calendar day of each month commencing on June 1, 2003). For example, in the event the Mathis Shares are not delivered until September 15, 2003, the Company is required to deliver to Mathis an additional 40,000 shares of the Company's common stock, which will have vested 10,000 shares each on June 1, July 1, August 1, and September 1, 2003, respectively.
The Company has agreed to not make any extraordinary payments that are also outside the ordinary course of business to creditors, stockholders or employees. The settlement amounts are additionally secured by a lien on the East Hampton residence owned by the Company's President. On September 15, 2003 the Company defaulted on Mathis SA because the required shares were not issued and delivered to Mathis as required by the April 18, 2003 Mathis SA. As a result of the breach, Mathis was given the ability to enforce the judgment amount against the Company and its President.

On February 18, 2004 the Company paid Mathis an additional fee of $75,000 in an effort to forego any further action that Mathis was going to take either against the Company or Kushner individually. On March 24, 2004, the Company and Mathis entered into an amicable settlement arrangement whereby Mathis has agreed to release the Company, Cedric Kushner Promotions, Ltd., Cedric Kushner Productions, Ltd., and Cedric Kushner Boxing, Inc. from all liabilities and obligations including but not limited to those obligations arising from the
Mathis SA, entered into effective as of April 18, 2003, and the judgment obtained by Mathis in regards to a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York styled Buster Mathis, Jr. v. Cedric Kushner et al. In exchange for such release the Company has hired Mathis in a consulting capacity for a term of three years. Mathis will assist the Company as a talent scout in its endeavors to search for young amateur boxers with professional potential. In addition, Mathis has agreed to attend occasional meetings, events or functions on behalf of the Company, and to advise, and discuss new concepts and projects in development by the Company. As compensation for services rendered, the Company has agreed to pay Mathis $363,000 in full by July 15, 2004 resulting in the Company recognizing an additional amount of $105,756 in settlement expense in 2003. Additionally, the Company agreed that if Mathis shall not have received the full compensation of $363,000 by July 15, 2004, then the Company shall pay Mathis additional compensation of $3,500 per month for each month that the sum of $363,000 (exclusive of the additional compensation) has not been paid. At the sole option of the Company, in lieu of payments, the Company may tender Mathis freely tradable shares of common stock of the Company registered pursuant to a Form S-8 that the Company intends to file, although there is no assurance that this will occur. At its sole and exclusive option, the Company may elect to accelerate the payment schedule. As of December 6, 2004, the Company has an outstanding balance of $293,000 due Mathis, inclusive of fees for additional compensation of $3,500 per month commencing July 15, 2004. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company issued 732,500 shares of common stock as consideration for the outstanding balance due. The shares were registered on form S-8 filed with the Securities and Exchange Commission on January 18, 2005.

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

The parties then agreed to a fairness hearing whereby the final settlement agreement will be brought before a court to determine whether the settlement is fair and reasonable and, finally, issuing an exemption from registration of the settlement shares. If the Company was unable to issue the stock to the boxer, exempt from registration, Mosley may seek to enforce the unsatisfied amount of the judgment against the Company and resume the prosecution of this action against the Company. However, if the Company were unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company. Currently the Company is in default of the May 6, 2004 forbearance agreement. As of December 31, 2004, the Company had recorded as current notes payable $435,359 as the remaining liability to the boxer.

Dewayne Layfield

On March 10, 2003, CKP entered into an agreement with America Presents Boxing LLC ("APB") whereby APB sold, transferred and assigned to CKP all right, title and interest in and to APB's library (the "Library") of professional boxing contests and promotional rights (the "Promotional Rights," and together with the Library, the "APB Assets") in certain boxers. The purchase price for the APB Assets was $250,000 (the Fixed Amount") (subject to a price reduction if APB was not able to provide supporting documentation for a minimum number of programming hours of the Library) to be paid in equal monthly installments of $4,167 as well as an additional payment of $250,000, contingent upon the aggregate gross purse amounts of David Tua. CKP also agreed to pay a certain percentage of the net proceeds derived from the Promotional Rights to reduce the balance of the Fixed Amount. On September 1, 2003, the Company issued a promissory note for the Fixed Amount with a third party (the "Noteholder") whom had been transferred the rights through a separate agreement with APB. As of December 31, 2003, the note was in default. The balance on this note at December 31, 2003 amounted to $250,000. On or about January 8, 2004, APB commenced arbitration against the Company in which it was alleged that the Company defaulted upon the terms of the $250,000 note dated September 1, 2003. On or about March 30, 2004, this matter was settled pursuant to which Noteholder and the Company entered into a Forbearance Agreement pursuant to which the outstanding balance due under the note was restructured pursuant to a payout schedule. The Noteholder was given additional security interest in the Library, as collateral in the event of a material default, for the debt and the arbitration was dismissed without prejudice. As of the December 31, 2004 the amount owed pursuant to the Note was $175,000. During March 2005, the Company became in default of the forbearance agreement. On or about April 13, 2005, the Company received a Demand for Arbitration and attached Statement of Claim served by Layfield. Layfield seeks damages for breach of the Forbearance Agreement in the amount of $166,000, plus any lawful accruing interest fees and expenses.

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

In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At December 31, 2004, the Company had accrued an aggregate of approximately $1,147,224, inclusive of the amounts previously discussed, in addition to $702,234 classified as notes payable.

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. A Special Meeting was held on December 6, 2004 at 9:00 AM at the offices of our counsel, Sichenzia Ross Friedman Ference LLP, 1065 Avenue of the Americas, New York, New York 10018.

2. There were present in person or by proxy 56,932,044 voting shares comprised of Common Stock, of a total of 10,664,207 shares of Common Stock entitled to vote, shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, of a total of 117,500, 464,908, 27,923 and 399,752 shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock entitled to vote.

The Company's Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were the only classes of voting securities of the Company. The Company's Common Stock was entitled to one vote per share; holders of shares of Series A Preferred Stock were entitled to 10 votes per share; holders of shares of Series B Preferred Stock were entitled to 50 votes per share (equivalent to one vote per share of Common Stock into which such shares of preferred stock convert); the holders of Series C Preferred Stock were entitled to 100 votes per share (equivalent to one vote per share of Common Stock into which such shares of preferred stock convert); and the holders of Series D Preferred Stock were entitled to 50 votes per share.

3. The number of shares voted in favor of the election of the following nominees for director is set forth opposite each nominee's name:

                     Nominee                         No. of Shares
                  --------------                     -------------
                  Cedric Kushner                        56,132,666
                  James DiLorenzo                       56,132,666

4. 56,922,544 shares were voted in favor of the amendment to our certificate of incorporation to delete information about our business purposes that was no longer accurate;

5. 56,866,044 shares were voted in favor of the amendment to our certificate of incorporation to reclassify our Class A Common Stock and Class B Common Stock as a single class of Common Stock;

6. 56,746,854 shares were voted in favor of the amendment to our certificate of incorporation to increase our authorized Common Stock from 20 million shares to 100 million shares;

7. 56,793,704 shares were voted in favor of the amendment to our certificate of incorporation and by-laws to replace our classified board of directors with an unclassified board of directors;

8. 49,451,581 shares were voted in favor of the amendment to our certificate of incorporation and by-laws to permit our stockholders to take action by written consent in lieu of a meeting;


9. 49,286,641 shares were voted in favor of the adoption of our 2002 Stock Option Plan;

10. 56,738,894 shares were voted in favor of the appointment of Wolinetz, Lafazan & Company, P.C. as independent auditors for the Company for the fiscal year ended December 31, 2004.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Securities

Our common stock was quoted on the Over the Counter Bulletin Board beginning March 16, 1999 until May 21, 2004. On May 22, 2004, our common stock was quoted on the "Pink Sheets" and currently trades under the symbol "CKPI.PK". The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by NASDAQ:

         Quarter Ended:                              High*    Low*
        ---------------                             -----     ----
         2003
         March 31, 2003                              0.73     0.55
         June 30, 2002                               0.53     0.42
         September 30, 2003                          0.55     0.45
         December 31, 2003                           0.59     0.40

         2004
         March 31, 2004                              0.80     0.70
         June 30, 2004                               0.51     0.43
         September 30, 2004                          0.50     0.43
         December 31, 2004                           0.70     0.45

         2005
         March 31, 2005                              0.58     0.27

*Pink Sheet market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

The per share closing sales price of the common stock as reported by the "Pink Sheets" on May 9, 2005, was $0.37. As of March 31, 2005, there were approximately 150 holders of record of common stock and 57,588,028 shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no restrictions that limit our ability to pay dividends in the future.

Description of the 1996 Incentive and Non-Qualified Stock Option Plan

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

Description of the 2002 Stock Option Plan

The 2002 Plan will be administered by either the full Board of Directors or such committee of Directors as the full Board of Directors may form in the future for such purpose (in either case, the "Plan Administrator"). If the Plan Administrator is constituted as a committee, it will be structured so as to allow for the issuance of Incentive Options within the meaning of Section 422(b) of the Code, although both Incentive Options and Nonqualified Options may be issued pursuant to the 2002 Plan. The Plan Administrator has the discretion to determine the persons to whom options are granted (although Incentive Options may only be granted to officers and employees), the number of shares to be covered by each option and the option price. The 2002 Plan provides that the total amount of common stock with respect to which options may be granted shall not exceed 1,000,000 shares.

Although Nonqualified Options may be issued at any option price determined by the Plan Administrator, the option price for Incentive Options will be no less than the fair market value of the Common Stock on the date an option is granted (or 110% of fair market value in the case of persons holding 10% or more of the combined voting power of all classes of stock of the Company). The fair market value of Common Stock on July 25, 2002, as determined in accordance with the 2002 Plan, was approximately $1.00 per share. In addition, the aggregate fair market value (as of the date of grant) of all shares of stock issuable to an optionee pursuant to Incentive Options which become exercisable in a given calendar year cannot exceed $100,000 for such calendar year. Options become exercisable as provided by the Plan Administrator and shall become null and void upon the occurrence of certain conditions as determined by the Plan Administrator, including the expiration of no more than 10 years after the date of the grant (or five (5) years in the case of Incentive Options granted to persons holding 10% or more of the combined voting power of all classes of stock of the Company).

Plan Options may be exercised upon delivery by the optionee of written notice of exercise and tender of full payment in cash or "mature" common stock, or, with the Plan Administrator's consent, in other property or through a broker-assisted cashless exercise mechanism or by such other method as the Plan Administrator may determine.

At the discretion of the Plan Administrator, in the event of a Change of Control of the Company, as defined in the 2002 Plan (see Appendix D), (i) Plan Options may become fully vested and exercisable in accordance with the terms of the relevant option grant, (ii) the Company may cancel outstanding Plan Options upon reasonable notice to the optionees (cancellation may also be effected on these terms in connection with the liquidation of the Company) or (iii) if the Company is not the surviving entity in such Change of Control, arrange with such surviving entity for the assumption of each outstanding option granted under the 2002 Plan or the substitution of an equivalent option or right.

Subject to the limitations of the 2002 Plan, the maximum number of shares of Common Stock reserved for Plan Options and the number of shares of Common Stock represented by a Plan Option shall be subject to adjustment or substitution, as determined by the Plan Administrator in its sole discretion, as to the number or price of a share of stock subject to such options (A) in the event of changes in the outstanding Common Stock or in the capital structure of the Company by reason of stock or extraordinary cash dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, mergers, consolidations, combinations, exchanges, or other relevant changes in capitalization occurring after the date of grant of any option or (B) in the event of any change in applicable laws or any change in circumstances which results in or would result in any substantial dilution or enlargement of the rights granted to, or available for, persons granted options under the 2002 Plan, or which otherwise warrants equitable adjustment because it interferes with the intended operation of the 2002 Plan.

Unless otherwise provided in any Option agreement, the unexercised portion of any Option shall generally terminate on the earlier to occur of: (i) three months after the termination of the optionee's employment with the Company (with the exception of (a) termination "for cause" (as defined therein), (b) a disability (as defined therein), or (c) death of the optionee); (ii) immediately upon the optionee's termination for cause or if the optionee shall file any lawsuit or arbitration claim against the Company or any subsidiary; (iii) twelve months following the termination of the optionee's employment by reason of a disability; and (iv) twelve months after the termination of the optionee's employment by reason of death or as otherwise provided therein.

Plan Options generally may not be transferred other than by will or the laws of descent and distribution, or, in the case of Nonqualified Options, upon the prior written consent of the Plan Administrator. The delivery of Common Stock pursuant to the exercise of an option granted under the 2002 Plan is subject to the satisfaction by the optionee of all applicable tax withholding requirements by remitting cash to the Company or by other means approved by the Plan Administrator.

The 2002 Plan provides that it will terminate, unless earlier terminated as provided therein, on June 20, 2012. The 2002 Plan also provides that it may be amended or terminated at any time by the Plan Administrator, provided that no such amendment or termination shall be made without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the 2002 Plan (including as necessary to prevent the Company from being denied a tax deduction on account of Section 162(m) of the Code). In addition, no such amendments or termination may impair the rights of an optionee with respect to existing Plan Options without the consent of that optionee.

The following table sets forth information concerning the issued options, weighted average exercise prices and remaining shares available under, the 1996 Plan, the 1998 Plan and the 2002 Plan:

Number of securities
                                                                                                 remaining
                                   Number of securities to                                       available for future
                                                                                                 issuance
                                   be issued upon exercise     Weighted-average exercise         under stock option
                                                                                                 plans
                                   of outstanding options      price of outstanding options      (excluding securities
                                                                                                 reflected in
                                   warrants and rights (a)     warrants and rights (b)           column (a) and (c)
                                   -----------------------     ----------------------------      -----------------------------------
Stock option plans approved
by our stockholders                       150,000              $        0.76                              1,000,000

Stock option plans not
approved by our stockholders              149,000                       1.43                              N/A

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

The following common stock issuances occurred in 2004:

On April 12, 2004, the Company entered into an exclusive promotional agreement ("EPA") with a boxer whereby the fighter granted the Company the exclusive right to promote the fighter and arrange professional boxing contests (bouts) for the boxer. The Agreement has a term of two years; however, it can be extended under certain circumstances. In consideration, the boxer received a non-refundable payment of $125,000. The Company has also agreed to issue 250,000 shares of the Company's common stock to the boxer. Furthermore, the Company has agreed to repurchase half of the boxer's shares, upon certain conditions, for an amount up to $75,000. The fair value of stock to be issued to the boxer was $212,500. The total cost of $337,500 is being amortized over the two year term of the EPA. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company issued the agreed upon shares of common stock to the Boxer.

On June 30, 2004, the Company and other parties entered into a limited liability agreement to form and become members of a Delaware limited liability company, Pledge This Holdings, LLC ("Pledge, LLC"). Pledge, LLC was formed to obtain necessary financing, produce and distribute a feature-length motion picture, including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution. In order to induce a group of investors ("Secured Party") to invest in and make accommodations to Pledge, LLC, and in partial consideration of its 22.5% membership interest in Pledge, LLC, the Company entered into a Guarantee and Pledge Agreement whereby it guaranteed the repayment of the $1,000,000 investment of the Secured Party to Pledge, LLC. As further consideration, the Company entered into a Class A Common Stock and Installment Agreement on June 30, 2004 whereby it agreed to reserve for further issuance to the Secured Party 1,000,000 shares of its Class A Common Stock, par value $.01 per share, immediately upon obtaining stockholder approval. The fair value of this stock as of June 30, 2004 was $510,000, which amount was recognized as financing cost during the year ended December 31, 2004. The Company also agreed to pay to the Secured Party an amount equal to 12% of the Secured Party's total investment in Pledge, LLC per annum, payable on a quarterly basis. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company issued 1,000,000 shares of common stock to the Secured Party.

On June 1, 2004 the Company entered into a six-month consulting agreement with an individual to provide general consulting services to the Company. Pursuant to the agreement and in exchange for the various services provided, the Company agreed to issue to the individual 10,000 restricted shares of the Company's common stock every month, beginning with the effective date of the agreement and continuing until the expiration or termination of the agreement. Such shares contain piggyback registration rights and will not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before November 1, 2004, the agreement shall be deemed null and void and the Company shall have no obligation to the individual hereunder. As of November 15, 2004, the agreement was extended for an additional six-month period under the same terms and conditions, except for the removal of the provision that renders the agreement null and void if stockholder approval to increase the number of authorized shares of the Company is not successfully completed. The Company recognized $20,100 as compensatory element of stock and warrant issuances included in selling, general and administrative expenses, related to this transaction, for the year ended December 31, 2004.

On October 31, 2004, the Company and consultant executed a letter agreement amending certain sections of the original agreement whereby the Company agreed to issue to the Consultant $10,000 worth of shares of common stock of the Company at a price equal to the average closing bid price of the Company's common stock for the five day trading period immediately preceding the date of issuance. Additionally the Company agreed to extend the life of the agreement until December 31, 2004. The Company further agreed to delete the language, "In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before November 1, 2004, the agreement shall be deemed null and void and the Company shall have no obligation to the individual hereunder." As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company was able to issue and transfer the shares to the Consultant as set forth in the agreement. The shares were registered under Form S-8 filed with the Securities and Exchange Commission on January 18, 2005.

In May, 2004, the Company issued 632,020 shares, as adjusted, of the Company's common stock in connection with the conversion of $240,000 principal plus accrued interest thereon of approximately $13,000.

In July, 2004, the Company issued 4,478,129 shares, as adjusted, of the Company's common stock in connection with the conversion of $1,591,500 principal plus accrued interest thereon of approximately $95,000.

In December 2004, the Company issued 425,000 shares of common stock valued at $273,500 to three individuals. Such shares were issued in connection with a dispute relating to services arising during the year ended December 31, 2003.

The following warrant issuances occurred in 2004:

From January 26, 2004 to April 12, 2004, the Company issued 795,750 warrants to purchase shares of common stock in connection with the notes at an exercise price of $0.50 per share. The warrants, which are exercisable over a five-year period, will expire at various dates from January 25, 2009 to April 11, 2009. The fair value of the warrants was approximately $700,000 at an average price of approximately $0.90 per share on the date of issuance, using the Black-Scholes pricing model. Additionally, the Company agreed to pay sales commission related to issuance of these notes and warrants in the amount of $144,500 plus the Company agreed to issue the sales agent 138,200 warrants with the same terms. The fair value of the warrants was approximately $700,000 at an average price of approximately $0.90 per share on the date of issuance, using the Black-Scholes pricing model. This sales commission and the fair value of the warrants were expensed over the term of the notes as financing costs.

In December 2004, the Company issued 196,010 additional warrants in connection with the December 2003 convertible debt of $240,000. These warrants were issued since the original notes called for warrants to be based on common shares converted. The fair value of the warrants was $.69 per share using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2004 included in the consolidated statement of operations amounted to $135,247.

On June 7, 2004, the Company entered into an EPA with a boxer whereby the fighter granted the Company the exclusive right to promote the fighter and arrange professional boxing bouts for the boxer. The Agreement continues until June 26, 2007. In consideration, the fighter received a non-refundable payment of $75,000, which has been recorded as prepaid signing bonuses, plus warrants to purchase 500,000 shares of common stock at exercise prices of $.40 per share. The warrants are exercisable over a five-year period. The fair value of the warrants was estimated at an average price of $0.41 per share on the date of issuance, using the Black-Scholes pricing model, totaling $205,000, which has been recorded as deferred signing bonus.

The Company issued 95,500 warrants at an exercise price of $0.50 per share in connection with the issuance of $191,000 principal convertible debt. The warrants are exercisable over a five-year period. The fair value of the warrants was estimated at an average price of $0.41 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2004 and included in the consolidated statement of operations, amounted to $39,155.

Additionally, the Company paid to a finder cash compensation of $21,000. This fee was reported as financing costs for the year ended December 31, 2004. Furthermore, the Company agreed to issue the finder a warrant to purchase one share of common stock for every $3.00 of the gross proceeds raised by the finder for a total of 63,667 warrants. The warrants have a term of 5 years and an exercise price of $0.50 per share. The warrants have an estimated fair value of $28,650 which was reported as financing costs for the year ended December 31, 2004.

The following issuances occurred subsequent to December 31, 2004:

On January 10, 2005, the Company entered into a three year consulting agreement with a consultant to provide general consulting services to the Company. Pursuant to the agreement, the Company has issued to the consultant 3,000,000 restricted shares of the Company's common stock valued at $1,530,000 (to be amortized over the life of the agreement) for various services to be provided.

Such shares shall be and were registered with the Securities and Exchange Commission on Form S-8 Registration Statement filed with the Commission on January 18, 2005. Additionally the Company has agreed to issue to the Consultant warrants to purchase an aggregate of twelve million (12,000,000) shares of Common Stock ("Warrants"), valued at approximately $5,880,000 (to be amortized over the life of the agreement and vesting terms), at an initial exercise price of $0.10 cents per share. The Warrants shall provide for cashless exercise. Notwithstanding any failure of the Consultant to perform any Services under this Agreement or the termination of this Agreement by the Company or the Consultant, with our without cause, the Warrants shall automatically vest and be immediately exercisable by the Consultant in three equal installments as follows: (i) Warrants to purchase four million (4,000,000) shares of Common Stock upon the execution of this Agreement, (ii) Warrants to purchase to purchase four million (4,000,000) shares of Common Stock on the first anniversary of the date of this Agreement, and (iii) Warrants to purchase to purchase four million (4,000,000) shares of Common Stock on the second anniversary of the date of this Agreement.

On January 23, 2005, the Company entered into a debt settlement agreement with Yeend & Castaneda, LLP ("Y&C"); whereby Y&C are owed approximately $120,000 for past services provided the Company. Y&C and the Company agreed to the following terms: the Company shall pay to Y&C $37,500 payable as per an agreed upon schedule, the Company issued Y&C a warrant to purchase 245,000 shares of common stock of the Company at an exercise price of $.10. Such warrant is valued at approximately $118,000 and shall contain a cashless exercise provision along with piggyback registration rights. Additionally, for full and final satisfaction of the indebtedness, the Company shall issue to Y&C 145,000 shares of unregistered and restricted common stock of the Company. Such shares have been valued at approximately $74,000 and shall also have the benefit of piggyback registration rights.

On February 9, 2005, the Company began to offer up to $3,000,000 in Common Stock of the Company for sale to accredited investors at a price of $.36 per Share (the "Offering") on a "best efforts" basis. The offering will be open until May 5, 2005 unless terminated earlier by the Company. The shares offered will have the benefit of "piggy-back" registration rights. On March 23, 2005, the Company revised the per share purchase price of the Shares from $0.36 per share to $0.25 per share. As of March 31, 2005, the Company received subscriptions of approximately $250,000.

On February 15, 2005, the Company entered into a conversion agreement with a debt holder, whereby the holder is currently owed in the aggregate $275,000 by the Company on various short term loans of which the Company is currently in default. The holder agreed to convert $75,000 of his loan into Common Stock of the Company at a price of $.36 per share. The holder further agreed to enter into a new 6-month note with the Company for the remainder of the $200,000 principal amount outstanding. In exchange the Company agreed to issue to the holder 250,000 shares of the Company's Common Stock as a penalty payment for being in default of the $275,000 loans. The value of the 250,000 penalty shares amounted to $142,500 and was charged to operations as finance costs in the year ended December 31, 2004.

Between January 1, 2005 and February 7, 2005, the Company sold an aggregate of 2,316 shares of Series E Preferred Stock for gross proceeds of $833,863 with a liquidation preference of $833,863.

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

OVERVIEW

The Company, through its subsidiaries, is an integrated boxing and media company.

SUBSIDIARIES AND OPERATIONS

The Company's subsidiaries are summarized below:

Cedric Kushner Boxing, Inc.

Cedric Kushner Boxing, Inc. ("CKB") was incorporated under the laws of the State of Delaware on March 5, 1999. CKB is 100% owned by the Company. CKB functions as a holding company for the following subsidiaries:

Cedric Kushner Promotions, Ltd.

Cedric Kushner Promotions, Ltd. ("CKP"), incorporated as a New York corporation on March 23, 1993, manages the promotion of professional boxing events and professional boxers. It is a party to most of the contracts with boxers whom we promote. CKP provides event management that includes, among other things, securing venues/sites and coordinating promotions. It also manages boxing operations, including talent acquisition and development, matchmaking, and coordination with sports governing bodies. CKP typically acquires the rights to boxing athletes and packages those rights to television networks, venues, sponsors and other promoters. It has promotional rights to approximately 10 boxing athletes. CKP is 100% owned by CKB. CKP was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003 and is in the process of being reinstated. There can be no assurances that the contracts entered into by CKP are enforceable until CKP has been reinstated. CKP's business is performed through its sister subsidiaries or parent until its reinstatement.

Big Content, Inc.

Big Content, Inc. ("Big Content"), incorporated as a Delaware corporation on March 22, 2000, manages the creation, distribution (both domestically and internationally), and maintenance of all of our boxing media holdings, including our boxing media library of videotaped boxing events and current original boxing related television programming. Big Content is 100% owned by CKB.

ThunderBox, Inc.

ThunderBox, Inc. ("Thunderbox") was incorporated as a Delaware corporation on March 7, 2001. ThunderBox is 80% owned by Big Content. This corporation owns and manages the ThunderBox Series, a program that debuted in October 2000. The Thunderbox series discontinued as of December 31, 2003; however, the Company is negotiating certain licenses for the Thunderbox library. There can be no assurances that such agreements will be consummated.

Ckrush Entertainment, Inc.

Ckrush Entertainment, Inc. ("Entertainment") was incorporated as a Delaware corporation on July 8, 2004. Entertainment develops, produces, finances, and distributes film and television properties. Entertainment currently is co-producing "Pledge This", starring Paris Hilton and distributing the film "Pauly Shore Is Dead" in U.S. Theatres. Entertainment has a number of film and television properties in development. Entertainment is 100% owned by the Company.

Ckrush Direct, Inc.

Ckrush Direct, Inc. ("Direct") was incorporated as a Delaware corporation on October of 20, 2004 to develop, acquire, and finance entertainment oriented goods for direct response, retail and digital sale. Direct is 100% owned by the Company.

Ckrush Sports, Inc.

Ckrush Sports, Inc. ("Sports") was incorporated as a Delaware corporation on January 12, 2005. Sports was set up as a holding entity with the intention to hold all of the Company's sports related properties, including its boxing division. Sports is 100% owned by the Company.

Ckrush, Inc.

Ckrush, Inc. ("Ckrush") was incorporated as a Delaware corporation on January 12, 2005. Ckrush was set up with the intention of becoming a holding company for the newly formed subsidiaries using the Ckrush name. Ckrush is 100% owned by the Company.

The Company currently has two reportable segments, boxing and media. For the year ended December 31, 2004, the consolidated net assets, consolidated net revenues and consolidated net loss of the Company are attributable primarily to the operations of boxing media and entertainment.


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

Intangibles are being amortized over their estimated useful lives ranging from 5 to 10 years, utilizing the straight-line method. Video and television libraries acquired through the Big Content acquisition are amortized over their estimated useful lives of 5 years, utilizing the straight-line method.

The cost of feature film distribution rights is amortized over an estimated useful life of 2 years.

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

At December 31, 2004 and 2003, the Company had provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Total revenues increased by $662,777, or 28%, to $3,012,904 for the year ended December 31, 2004 from $2,350,127 in the prior year.

Revenues from boxing operations increased by $1,179,321, or 81%, to $2,627,827 for the year ended December 31, 2004 from $1,448,506 for the same period in the prior year. The primary factors contributing to the increase were the following:

     o The Company's organization of a title fight in March that earned approximately $1.25 million dollars in revenues; and
     o The repackaging and marketing of boxing matches with top heavyweight contenders in a new fight series titled "Heavyweight Heroes; The Search for the Next Great Heavyweight ("Heavyweight Heroes").

Revenues from media sales decreased by $516,544, or 57%, to $385,077 for the year ended December 31, 2004 from $901,621 for the same period in the prior year. This declining trend resulted in the Company taking impairment losses of $782,000 on its media assets in 2004.

Revenue from a single customer accounted for approximately 31% of revenues for the year ended December 31, 2004, compared to 43% from another single customer for the same period in 2003. The loss of this single customer will have a material impact on the Company's operations or prospects.

As further discussed below, unless the Company is able to raise substantial funds to invest in premium level boxing talent and future event production, it is conceivable that this declining trend can continue. Furthermore, the Company must be able to invest in feature film and new media.

Cost of revenues, consisting of $2,970,842 in boxing promotion costs and $300,963 in media costs, increased by $1,239,979, or 61%, to $3,271,805 for the year ended December 31, 2004, compared to $2,031,826 incurred for the year ended December 31, 2003. The increase in cost of revenues is attributable primarily to the greater cost incurred in staging some of the events during 2004 and the launch of the Heavyweight Heroes series during the same period.

Gross profit decreased by $577,202 from a gross profit of $318,301 for the year ended December 31, 2003 to a gross loss of $258,901 for the year ended December 31, 2004. For the year ended December 31, 2004, the Company's gross margin loss increased to 8.6%, compared to a gross margin of 13.5% for the same period in the prior year. The primary reasons are as follows:

     o    Start-up  production costs for the Heavyweight Heroes series;
     o    Losses in certain boxing events due to lower revenue realization.

The following represents a comparison of revenues,  cost of revenues,  and gross
(loss) profit by segment for the years ended December 31, 2004 and December 31, 2003:

                                                                YEARS ENDED DECEMBER 31,
                                                   2004        % of total        2003            % of total
                                                   ----        ----------        ----            ----------
REVENUES
   Boxing promotions                          $    2,627,827        87.2%   $     1,448,506            61.6%
   Media                                             385,077        12.8%           901,621            38.4%
                                              --------------- ------------  ---------------- ----------------
        TOTAL REVENUES                             3,012,904       100.0%         2,350,127           100.0%
                                              --------------- ------------  ---------------- ----------------

COST OF REVENUES
   Cost of revenues - boxing promotions            2,970,842        98.6%         1,491,561            63.5%
   Cost of revenues - media                          300,963        10.0%           540,265            23.0%
                                              --------------- ------------  ---------------- ----------------
      TORAL COST OF REVENUES                       3,271,805       108.6%         2,031,826            86.5%
                                              --------------- ------------  ---------------- ----------------
GROSS (LOSS) INCOME
   Boxing promotions                                (343,015)      (11.4%)          (43,055)           (1.8%)
   Media                                              84,114         2.8%           361,356            15.4%
                                              --------------- ------------  ---------------- ----------------

        TOTAL GROSS PROFIT (LOSS)             $     (258,901)       (8.6%)         $318,301            13.6%
                                              =============== ============  ================ ================

Selling, general and administrative expenses increased by 55% or $1,064,281, to $2,997,155 for the year ended December 31, 2004, from $1,932,874 in the prior year.

The Company recorded a non-cash expense, classified as "compensatory element of stock and warrant issuances for selling, general and administrative expenses" of $2,619,315 and $1,645,699 relating to the use of stocks and warrants for obligations due under various consulting and employment agreements for the years ended December 31, 2004 and 2003. As discussed in Note 14, Commitments & Contingencies under Consulting Agreements, the Company, ceased negotiations with the consultant and deemed the agreement, pursuant to its terms and conditions, to be null and void. The Company further deemed that no compensation was due the consultant in the form of cash, shares or options, and reversed all previously recorded transactions associated with this agreement, resulting in a credit of $2,055,000 which was reported as a separate line item, reversal of stock-based compensation due to expiration and nullification of contract, on the Company's Statement of Operations for the Year ended December 31, 2004. If this transaction was not reversed this year, the Company would have reported a loss from operations of $8,093,307, instead of a loss of $6,038,307.

Depreciation and amortization expense for property and equipment decreased by $32,485 to $7,638 for the year ended December 31, 2004, from $40,123 in the prior year. Amortization expense of signing bonuses decreased by $8,381 to $600,040 for the year ended December 31, 2004, compared to $608,421 in the prior year. Amortization expenses for intangible assets decreased by $251,379 to $315,512 for the year ended December 31, 2004, compared to $564,891 during the same period last year. The lower amount results from the write-down of intangible assets as a result of an impairment loss recognized in the prior year.

In 2003, the Company recognized a non-cash expense of $1,481,455 in litigation settlement expense, pursuant to settlement agreements reached with 1) Investor Relation Services, Inc, and Summit Trading Limited (See Note 15 to the Company's Consolidated Financial Statements) and 2) Mr. Buster Mathis, Jr. (See Note 15 to the Company's Consolidated Financial Statements).

The Company reassessed the useful lives of existing intangible assets which resulted in the recognition of a $781,833 loss on impairment of its intangible assets in 2004, compared to a $1,923,368 loss on impairment of its intangible assets.

In 2004 and 2003, the Company assessed potential future impairments of prepaid and deferred signing bonuses paid to boxers, which resulted in the recognition of a combined impairment loss of $514,913 and $302,333 for the years ended
December 31, 2004 and 2003, respectively, on its investment in boxers and prepaid and deferred signing bonuses.

The Company recorded $5,367,514 in financing costs paid in stocks and warrants for the year ended December 31, 2004, compared to $1,061,913 in the prior year. The increase results primarily from the issuance of convertible debt and conversion of indebtedness that was due to the Company's president into equity. Financing costs related to the conversion of debt into equity by the Company's president amounted to $1,824,357.

Interest expense, inclusive of related parties and other amounts, increased by $58,459 from $842,202 in the prior year to $900,661 for the year ended December 31, 2004. This increase is primarily attributable to higher average loan balances in 2004.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements for the fiscal year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company's cash position reflected a balance of $219,299, compared to $21,205 in the prior year.

Net cash used in operating activities was $3,184,670 during fiscal year 2004, compared to net cash used in operating activities of $1,364,749 in 2003 and primarily resulting from: (i) our net losses of $12,364,742 in 2004 and $9,930,457 in 2003, adjusted for depreciation and amortization of $7,638 in 2004 and $1,213,435 in 2003; financing costs paid in stocks and warrants of $3,543,157 in 2004 and $1,061,913 in 2003; stock-based compensation expense of $564,315 in 2003 and $1,645,699 in 2003; non-cash charges associated with litigation settlements of $1,375,999 in 2003; impairment losses on intangible assets of $781,833 in 2004 and $1,923,368 in 2003; and (ii) an increase in accrued expenses and other current liabilities of $931,496 in 2004 and $789,159 in 2003; accrued litigation and judgments payable, of ($64,396) in 2004 and $93,778 in 2003, offset by increases in accounts payable and customer advances in 2004 and a decrease in 2003.

Net cash used in investing activities was $319,957 during fiscal year 2004, compared to net cash used in investing activities of $819,417 in 2003, a decrease of $499,460. Significant changes include the following: a $415,000 decrease in expenditures due to $225,000 used for prepaid signing bonuses paid to boxers in 2004; a $170,043 decrease resulting in the purchase of $109,957 in intangible assets during 2004; and, purchases of property and equipment of $25,146 in 2004.

Net cash provided by financing activities was $3,702,720 during fiscal year 2004, compared to $2,205,372 in 2003, an increase of $1,497,348. The amount provided in 2004 resulted from: $1,066,466 from notes and loans payable, $1,782,500 from convertible debt, $1,477,532 from issuance of preferred common stock, and $50,328 from stockholder's advances, offset primarily by $703,150 note payable repayments and $170,020 in advances to related parties. In addition the Company received proceeds of $199,064 as preferred stock escrow advances.

The Company incurred net losses of $12,364,743 and $9,930,457 during the years ended December 31, 2004 and 2003, respectively. In addition, the Company had a working capital deficiency of $11,188,682 at December 31, 2004 and $10,497,063 at December 31, 2003. Furthermore, the Company had a stockholders' deficiency of $12,452,730 at December 31, 2004 and $12,018,823 at December 31, 2003. These
factors continue to raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company is in default of several notes and loans payable in the aggregate amount of approximately $3,300,000. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations.

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

During the year ended December 31, 2004, the Company had successfully obtained external financing through private placements of convertible debt, other short-term borrowings and preferred stock. Some of the debt has subsequently been converted into common stock of the Company. The Company has taken certain actions to address liquidity in several ways, namely:

During the year ended December 31, 2004, the Company:

     o    moved our office to less expensive facilities;
     o    reduced the number of full time employees from 5 to 4; and
     o continued to explore sources of additional financing to satisfy its current operating requirements.

In addition, the Company has developed a plan to address liquidity in several ways, namely:

     o    continue to reduce operating costs;
     o creation of new subsidiaries that are intended to develop, produce, finance and distribute film and television properties as well as entertainment oriented good for direct response retail and digital sale;
     o increase revenue by refocusing on existing properties and expand revenue base;
     o    continue to pursue the promotion of premium level boxing events;
     o    pursue production partnerships and joint ventures;
     o pursue additional sources of debt and equity financing to satisfy its current operating requirements; and
     o continue to negotiate with existing debt holders to convert their notes into equity.

There can be no assurances that these plans will be achieved.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R") "Share Based Payment," a revision of Statement No. 123, "Accounting for Stock Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2004, the Company had no unvested options.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," ("SFAS 153"). SFAS 153 amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No.
46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 for the year ended December 31, 2003. FIN No. 46 did not have a significant impact on the Company's consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline those financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatory redeemable security should be classified as a liability on the balance sheet. As December 31, 2004, the Company does not have any instruments that are within the scope of SFAS No. 150.

Risk Factors

In evaluating our business, prospective investors and stockholders should carefully consider the following risks in addition to the other information in this 10-KSB or in the documents referred to in this 10-KSB. Any of the following risks could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.


Investment Considerations and Risk Factors

The following factors and other information in this Form 10-KSB should carefully be considered when evaluating the Company and its stock.

Our independent accountants have raised substantial doubts regarding our ability to continue as a going concern.

The Company incurred net losses of $12,364,743 and $9,930,457 during the years ended December 31, 2004 and 2003, respectively. In addition, the Company had a working capital deficiency of $11,188,682 at December 31, 2004 and $10,497,063 at December 31, 2003. Furthermore, the Company had a stockholders' deficiency of $12,452,730 at December 31, 2004 and $12,018,823 at December 31, 2003. These
factors continue to raise substantial doubts about the Company's ability to continue as a going concern.

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

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are difficult to predict, in some future quarters, our operating results may fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may fall significantly. Factors that affect our quarterly and annual operating results include, among other things, the following:

     o    our ability to establish and strengthen brand awareness;
     o    our success in promoting our boxers and boxing-related content;
     o    our success in procuring new film properties;
     o    our  ability  to  secure   financing  and  distribution  of  our  film
          properties;
     o    the cost associated with certain entertainment products;
     o the amount and timing of costs relating to our marketing efforts or other initiatives;
     o our ability to enter into favorable contracts with boxers, content distributors, developers, and other parties;
     o    acquisition-related costs;
     o    our ability to compete in a highly competitive market; and
     o    the   economic   trends   specifically   affecting   the   sports  and
          entertainment business, as well as general economic conditions in the markets we serve.

If we do not manage our growth efficiently, we may not be able to operate our business effectively.

We expect to expand our operations and we will seek additional financing to fund such expansion. If we expand our operations, we may strain our management, operations, systems and financial resources. To manage our future growth, we must improve and effectively utilize our existing operational, management, marketing and financial systems, successfully recruit, hire and manage personnel and maintain close coordination among our boxers, technical, finance, marketing, sales and production staffs. We may need to hire additional personnel in all areas of our business during 2005. In addition, we may also need to improve our accounting systems, internal control procedures, and computer software and hardware systems in order to operate our business more effectively and manage our expansion. We also will need to manage an increasing number of complex relationships with boxers, boxing talent, strategic partners, advertisers and other third parties. Our failure to effectively manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we anticipate.

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

        o       We  partially  depend  upon our  existing  boxers to attract new boxers.
        o In order for us to sign new boxers, our principal existing boxers must remain with us and sustain their success and popularity. Our business would be adversely affected by:
        o our inability to recruit new boxers with commercial promise and to enter into production and promotional agreements with them;
        o       the loss of talent and/or popularity of our existing boxers;
        o       increased  competition to maintain  relationships  with existing boxers;
        o       non-renewals of current agreements with existing boxers; and
        o       poor performance or negative publicity of existing boxers.

We have limited experience in the film industry.

The future of our business depends on a diversified strategy that incorporates a major investment into feature length film properties. There are significant additional responsibilities that come with entering into a new industry, including, without limitation, greatly increased contract negotiations, restrictions on selective disclosure, procuring agreements with established third parties and, potentially, liaison with the media and analyst community. We cannot assure you that our management team will be able to successfully discharge these additional responsibilities, and their failure to do so could have a material adverse effect on the trading price of our common stock and, potentially, our revenues, profits, results of operations, financial condition and future prospects.

Our revenues and results of operations vary from quarter to quarter. If we fail to project accurately and experience significant revenue shortfalls, we could be forced to discontinue a portion or all of our operations.

Our revenues and results of operations depend to a significant degree upon the timing and receipt of revenue from licensing, production fees and distribution of motion pictures and television programming. While most of our licensing fees are paid immediately upon entering into the license agreements, some are deferred until the licensor's production costs are recouped. Production fees are not earned until the production is begun and expenses related to the production are incurred. Furthermore, motion pictures often have long production cycles, making it difficult to predict when they will be completed and released for distribution. All of these factors make it difficult to predict with certainty when revenues might be received. Results in any particular quarter may not be indicative of results in subsequent periods. If, because of the variance in our quarterly operating results, we fail to plan or project accurately, we could be subject to unexpected revenue shortfalls. If we were unable to find financing to cover the revenue shortfalls, we could have to discontinue a portion or all of our operations for some period of time or even indefinitely.

We enter into agreements to develop ideas and properties; however, we may decide to abandon a project rather than to complete the development of it.

We pursue the acquisition of ideas and properties for original production from a number of sources. For example, we may develop internally a new property based on an existing public domain property or create or acquire an entirely new idea. Oftentimes, we enter into agreements with third parties to develop these ideas and properties. After we start development, we may determine that the project is too costly to develop or not suited to our purposes, in which case we may abandon the project. We cannot assure you that we will develop every project we acquire.

Competition in the entertainment industry is intense for many reasons, including the fact that the industry is dominated by multi-national, multi-media conglomerates. Because of our lack of money and other resources, we may not be able to compete successfully with other producers of entertainment.

The entertainment industry is intensely competitive and is evolving into an industry in which certain multi-national, multi-media entities, because of their control over key film, magazine, and/or television content, as well as key network and cable outlets, will be able to dominate certain communications industry activities in the United States and abroad. Virtually all of these competitors are substantially larger than we are, have been in business longer than we have and have more resources, including money, contacts and personnel, at their disposal. These competitors have numerous advantages over us, including the ability to acquire financing for their projects and attract superior properties, personnel, actors and/or celebrity hosts. We may not be able to compete successfully in the entertainment industry because of our lack of resources. If we cannot compete successfully, our business and operating results will be adversely affected.

Dependence on a limited number of projects.

A portion of our revenues are generated from a limited number of films, direct response products, and other projects that change from period to period. Projects vary from period to period due to the opportunities available to us and to audience response, both of which are unpredictable and subject to change. The loss or failure of a major project, unless replaced by other projects, could have a material adverse effect on our results of operations and financial condition as well as on the market price of our securities. There is no assurance that any project we invest in will be successful.

Failure to attract and retain qualified personnel may adversely affect our business.

We believe that our performance and future success will depend in large part upon our ability to attract and retain additional highly skilled creative, technical, sales, marketing and financial personnel, especially those with experience in the television industry. If we do not succeed in attracting skilled personnel or in retaining our current personnel, our business could be adversely affected. Competition for such individuals, especially creative and technical talent, is intense. We have in the past experienced, and expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

If we fail to perform our obligations under a Pledge and Security Agreement, the Secured Party may foreclose on their security interest in Pledge This Holdings, LLC.

In order to induce a group of investors ("Secured Party") to invest in and make accommodations to Pledge This Holdings, LLC and in partial consideration of its 15% membership interest in Pledge, LLC, the Company entered into a Guarantee and Pledge Agreement whereby it guaranteed the repayment to the Secured Party of any portion of the Secured Party's $1,000,000 investment, plus accured interest at 12% per annum, which has not been repaid by Pledge LLC on or before June 30, 2005. In the event the Secured Party has not been repaid on or before June 30, 2005, the Secured Party may take the following action until such time as they have been repaid: (i) take control of the film property of Pledge, LLC; and (ii) sieze the Company's 15% interest in Pledge, LLC. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

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

As of December 31, 2004, by virtue of their collective ownership of approximately 65% of the aggregate voting power of our outstanding voting securities, Cedric Kushner, our President and James DiLorenzo, our Executive Vice President, Secretary and Treasurer, have the ability to elect all of our directors, in turn elect all executive officers, without regard to the votes of other stockholders. Accordingly, our stockholders, other than Messrs. Kushner and DiLorenzo, will have extremely limited power to influence our management and operations through the election of directors or otherwise.

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

We have exposure to pending litigation.

We are currently involved in several legal disputes concerning contractual rights and breaches of contract related to our boxers and the promotion of boxing events, certain service providers, and other issues including but not limited to a civil action undertaken by the Securities Exchange Commission in the federal district court for the Southern District of New York. If the Company was to not prevail in any one or several of these matters there can be no assurances that there will not be a material adverse affect on the Company. For further information on any of the present legal matters refer to (ITEM 3. Legal Proceedings).

Our stock price may decline in the future, and a public market may not develop or exist for you to sell our common stock.

Our common stock was quoted on the OTCBB, and is currently quoted on the "Pink Sheets" with a stock symbol of CKPI.PK. An active trading market may not develop in the future, or if one does develop, be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are effectively a new public company with a limited operating history. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control: variations in our quarterly operating results; changes in securities analysts' estimates of our financial performance; changes in general economic conditions and in the sports and entertainment industry; changes in market valuations of similar companies; announcements by us or our competitors of significant new contracts with boxers, acquisitions, strategic partnerships or joint ventures, or capital commitments; loss of a major boxer, partner or joint venture participant; the failure to effectively exploit the Company's media library; and, the addition or loss of key managerial and creative personnel.

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

     The Securities and Exchange Commission (the "Commission") has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     (i) that a broker or dealer approve a person's account for transactions in penny stocks; and

     (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     (i) obtain financial information and investment experience objectives of the person; and

     (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 7. FINANCIAL STATEMENTS


Index to Consolidated Financial Statements





         Cedric Kushner Promotions, Inc. and Subsidiaries

                                                                                     Page
                                                                                     ----
         Report of Independent Registered Public Accounting Firm                      F-2

         Consolidated Balance Sheet

             December 31, 2004                                                        F-3

         Consolidated Statements of Operations - For the Years Ended

             December 31, 2004 and 2003                                               F-5

         Consolidated Statements of Stockholders' Deficiency - For the Years

             Ended December 31, 2004 and 2003                                         F-6

         Consolidated Statements of Cash Flows - For the Years Ended

             December 31, 2004 and 2003                                               F-12

         Notes to Consolidated Financial Statements                                   F-15


                                      F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cedric Kushner Promotions, Inc.

We have audited the accompanying consolidated balance sheet of Cedric Kushner Promotions, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cedric Kushner Promotions, Inc. and Subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant operating losses for the years ended December 31, 2004 and 2003 and, as of December 31, 2004, has a significant working capital and stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
April 13, 2005

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004
ASSETS
 CURRENT ASSETS:
     Cash                                                                                $      219,299
     Accounts receivable                                                                         93,330
     Due from related party                                                                     170,020
     Other current assets                                                                       103,748
                                                                                        ---------------

         TOTAL CURRENT ASSETS                                                                   586,397
                                                                                        ---------------


 PROPERTY AND EQUIPMENT, NET                                                                     26,344

 OTHER ASSETS:
     Prepaid signing bonuses, net                                                               125,260
     Security deposit                                                                            21,438
     Investments in LLC                                                                         112,000
     Intangible assets, net                                                                     445,921
                                                                                        ---------------

         TOTAL ASSETS                                                                    $    1,317,360
                                                                                        ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES:
    Accounts payable                                                                    $      2,768,148
    Accrued litigation and judgments ayable                                                    1,147,224
    Due to stockholders/officers                                                                 239,301
    Current portion of notes payable - stockholders                                              642,946
    Convertible debt                                                                             191,000
    Current portion of notes and loans payable                                                 3,609,050
    Accrued expenses and other current liabilities                                             2,578,346
    Escrow funds payable                                                                         199,064
    Deferred revenue                                                                             400,000
                                                                                        -----------------
         TOTAL CURRENT LIABILITIES                                                            11,775,079
                                                                                        -----------------

 LONG-TERM LIABILITIES:
     Notes payable - stockholders, less current portion                                          995,011
     Notes and loans payable, less current portion                                             1,000,000
                                                                                        -----------------

         TOTAL  LONG-TERM LIABILITIES                                                          1,995,011
                                                                                        -----------------
         TOTAL LIABILITIES                                                                    13,770,090
                                                                                        -----------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIENCY:
    Preferred stock, $.01 par value, authorized 5,000,000 shares
        Series A convertible, $.01 par value, authorized 500,000 shares,

         -0- shares issued and outstanding                                                             -
        Series B convertible, $.01 par value, authorized 464,908 shares,
         -0- shares issued and outstanding                                                             -
        Series C convertible, $.01 par value, authorized 27,923 shares,

         -0- shares issued and outstanding                                                             -
        Series D, $.01 par value, authorized 399,752 shares,
         399,752 shares issued and outstanding (liquidation preference of $2,430,000)              3,998
        Series E, $.01 par value, authorized 14,000 shares,
         4,243 shares issued and outstanding (liquidation preference of $1,527,480)                   42
    Common stock, $.01 par value, authorized 100,000,000 shares,
         53,882,800 shares issued and 53,778,016 shares outstanding                              538,828
    Additional paid-in capital                                                                28,069,181
    Accumulated deficit                                                                      (40,412,739)
    Deferred consulting fees                                                                    (336,000)
    Deferred signing bonuses                                                                    (231,040)
    Treasury stock, at cost - 104,784 shares of common stock                                     (85,000)
                                                                                        -----------------

         TOTAL STOCKHOLDERS' DEFICIENCY                                                      (12,452,730)
                                                                                        -----------------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $      1,317,360
                                                                                        =================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           FOR THE YEARS
                                                                                         ENDED DECEMBER 31,
                                                                                      2004                 2003
                                                                                ================    ================

REVENUES
   Boxing promotions                                                            $     2,627,827     $     1,448,506
   Media                                                                                385,077             901,621
                                                                                ----------------    ----------------

        TOTAL REVENUES                                                                3,012,904           2,350,127
                                                                                ----------------    ----------------

OPERATING COSTS AND EXPENSES
   Cost of revenues - boxing promotions                                               2,970,842           1,491,561
   Cost of revenues - media                                                             300,963             540,265
   Selling, general and administrative                                                2,997,155           1,932,874
   Amortization of signing bonuses                                                      600,040             608,421
   Amortization of intangible assets                                                    313,512             564,891
   Depreciation and amortization of property
      and equipment                                                                       7,638              40,123
   Litigation settlement                                                                      -           1,481,455
   Loss on impairment of intangibles                                                    781,833           1,923,368
   Loss on impairment of signing bonuses                                                514,913             302,333
   Compensatory element of stock and warrant
       issuances for selling, general and administrative
       expenses                                                                       2,619,315           1,645,699
   Reversal of stock-based compensation
       due to expiration and nullification of contract                               (2,055,000)                  -
                                                                                ----------------    ----------------

        TOTAL OPERATING COSTS AND EXPENSES                                            9,051,211          10,530,990
                                                                                ----------------    ----------------

        LOSS FROM OPERATIONS                                                         (6,038,307)         (8,180,863)
                                                                                ----------------    ----------------

OTHER INCOME (EXPENSES)
   Other income                                                                          40,000             105,031
   Gain on sale of boxing promotional agreements                                         33,000             107,277
   Gain on litigation settlement                                                              -               7,261
   Interest expense - related parties                                                  (234,104)           (270,572)
   Interest expense - other                                                            (776,326)           (571,630)
   Loss on disposition of property and equipment                                        (10,659)            (30,835)
   Loss on disposition of intangible assets                                                   -              (6,250)
   Amortization of deferred finance costs                                               (10,833)            (27,963)
   Financing costs paid in stocks and warrants                                       (3,543,157)         (1,061,913)
   Financing costs paid in preferred stock in connection
      with debt conversion - related party                                           (1,824,357)                  -
                                                                                ----------------    ----------------

        TOTAL OTHER INCOME (EXPENSES)                                                (6,326,436)         (1,749,594)
                                                                                ----------------    ----------------

NET LOSS                                                                        $   (12,364,743)    $    (9,930,457)
                                                                                ================    ================

Net loss applicable to common stock:
Net loss                                                                        $   (12,364,743)    $    (9,930,457)
Preferred stock dividends - Series A                                                    (32,330)            (32,980)
                                                                                ----------------    ----------------

Net loss applicable to common stock                                                 (12,397,073)         (9,963,437)
                                                                                ================    ================

NET LOSS PER COMMON SHARE (basic and diluted)                                   $         (0.25)    $         (0.24)
                                                                                ================    ================


WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
   Basic and diluted                                                                 50,585,161          41,887,600
                                                                            ==================== ===================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                               Convertible Series A   Convertible Series B   Convertible Series C         Series D
                                 Preferred Stock         Preferred Stock        Preferred Stock        Preferred Stock
                              ------------ ---------- ---------- ----------- ---------- ----------- ----------- ----------
                                Shares      Amount     Shares      Amount     Shares      Amount      Shares     Amount
                              ------------ ---------- ---------- ----------- ---------- ----------- ----------- ----------
Balance at December 31, 2002      117,500     $1,175    399,752      $3,998     27,923        $279     399,752     $3,998

Conversion of debt to common
stock to be issued                      -          -          -           -          -           -           -          -

Common stock to be issued
in connection with purchase
of a boxer's exclusive
promotional agreement                   -          -          -           -          -           -           -          -

Common stock to be issued
in connection to debt                   -          -          -           -          -           -           -          -

Agreement for common stock
to be issued to consultant
for services                            -          -          -           -          -           -           -          -

Warrants issued for
compensation
to an employee                          -          -          -           -          -           -           -          -

Adjustment of shares to be
issued to consultant for
services per settlement                 -          -          -           -          -           -           -          -

Amortization of deferred
consulting fees                         -          -          -           -          -           -           -          -

Litigation settlement                   -          -          -           -          -           -           -          -
Accrued dividends on
preferred stock - Series A
Convertible                             -          -          -           -          -           -           -          -

Amortization of deferred
signing bonus                           -          -          -           -          -           -           -          -

Impairment of deferred
signing bonus                           -          -          -           -          -           -           -          -

Issuance of warrants for
professional services                   -          -          -           -          -           -           -          -

Warrants issued with
convertible debt                        -          -          -           -          -           -           -          -

Issuance of warrants with
debt                                    -          -          -           -          -           -           -          -

Recording of debt discount              -          -          -           -          -           -           -          -

Amortization of financing
costs related
to issuance of warrants
in connection to
convertible debt                        -          -          -           -          -           -           -          -

Net Loss                                -          -          -           -          -           -           -          -
                              ------------ ---------- ---------- ----------- ---------- ----------- ----------- ----------
Balance, December 31, 2003        117,500     $1,175    399,752      $3,998     27,923        $279     399,752     $3,998
                              ------------ ---------- ---------- ----------- ---------- ----------- ----------- ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY, CONTINUED

                                                                                    Convertible Series
                                       Convertible Series A   Convertible Series B           C                Series D
                                         Preferred Stock        Preferred Stock       Preferred Stock     Preferred Stock
                                      ------------ ---------- ------------ ---------- --------- ---------- ---------- --------
                                        Shares      Amount     Shares       Amount     Shares    Amount     Shares    Amount
                                      ------------ ---------- ------------ ---------- --------- ---------- ---------- --------
Balance at December 31, 2003              117,500  $   1,175      399,752     $3,998    27,923       $279    399,752   $3,998

Issuance of Series B Preferred
Stock to related parties in connection
with conversion of related party debt           -          -       65,156        652         -          -          -        -

Issuance of common stock in
connection with conversion of
Series A Preferred Stock                 (117,500)    (1,175)           -          -         -          -          -        -

Issuance of common stock in
connection with
conversion of Series B Preferred
Stock                                           -          -     (464,908)    (4,650)        -          -          -        -

Issuance of common stock in
connection with
conversion of Series C Preferred
Stock                                           -          -            -          -   (27,923)      (279)         -        -

Issuance of Series E Preferred Stock            -          -            -          -         -          -          -        -
Common stock to be issued in
connection with
a boxer's Exclusive Promotional
Agreement                                       -          -            -          -         -          -          -        -

Warrants issued in connection with
a boxer's Exclusive Promotional

Agreement                                       -          -            -          -         -          -          -        -
Common stock to be issued in
connection
with consulting agreement                       -          -            -          -         -          -          -        -

Warrants issued in connection with
consulting agreement                            -          -            -          -         -          -          -        -

Cancellation of consulting agreement            -          -            -          -         -          -          -        -
Common stock to be issued in
connection with

Pledge This Holding, LLC                        -          -            -          -         -          -          -        -
Common stock to be issued to
consultant
for services                                    -          -            -          -         -          -          -        -

Conversion of debt to common stock
to be issued                                    -          -            -          -         -          -          -        -

Issuance of common stock from
common stock to be issued                       -          -            -          -         -          -          -        -

Amortization of deferred consulting
fees                                            -          -            -          -         -          -          -        -

Treasury stock issued as
consideration for
professional fees                               -          -            -          -         -          -          -        -

Accrued dividends on Preferred
Stock - Series A
Convertible                                     -          -            -          -         -          -          -        -

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY, CONTINUED

                                                                                    Convertible Series
                                       Convertible Series A   Convertible Series B           C                Series D
                                         Preferred Stock        Preferred Stock       Preferred Stock     Preferred Stock
                                      ------------ ---------- ------------ ---------- --------- ---------- ---------- --------
                                        Shares      Amount     Shares       Amount     Shares    Amount     Shares    Amount
                                      ------------ ---------- ------------ ---------- --------- ---------- ---------- --------
Amortization of deferred signing
bonus                                           -          -            -          -         -          -          -        -

Warrants issued with convertible
debt                                            -          -            -          -         -          -          -        -

Beneficial conversion feature of
convertible debt                                -          -            -          -         -          -          -        -

Warrants issued as fees for
convertible debt                                -          -            -          -         -          -          -        -

Amortization of financing costs                 -          -            -          -         -          -          -        -

Sale of portion of deferred signing
bonuses                                         -          -            -          -         -          -          -        -

Common stock to be issued in
connection
with consulting agreement debt                  -          -            -          -         -          -          -        -

Common stock issued in connection
with dispute                                    -          -            -          -         -          -          -        -
Net
loss                                            -          -            -          -         -          -          -        -
                                      ------------ ---------- ------------ ---------- --------- ---------- ---------- --------
      Balance, December 31,                     -       $  -            -        $ -         -        $ -    399,752   $3,998
                                      ============ ========== ============ ========== ========= ========== ========== ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY, CONTINUED

                                                                                                              Additional
                                          Common Stock             Common Stock            Common Stock        Paid in
                                             Class A                  Class B              to be issued        Capital
                                     ----------- ------------ ------------------------ ----------- ---------- -----------
                                       Shares      Amount       Shares      Amount       Shares     Amount
                                     ----------- ------------ ----------- ------------ ----------- ---------- -----------
Balance at December 31, 2002         10,768,991     $107,690           -          $ -   5,695,595 $5,773,279  $8,540,367

Conversion of debt to common
stock to be issued                            -            -           -            -   1,246,677  1,087,135           -

Common stock to be issued in
connection with purchase
of a boxer's exclusive
promotional agreement                         -            -           -            -     200,000    132,000           -

Common stock to be issued in
connection to debt                            -            -           -            -     245,000    142,500           -

Agreement for common stock to
be issued to consultant
for services                                  -            -           -            -     950,000    690,000           -

Warrants issued for compensation
to an employee                                -            -           -            -           -          -     157,500

Adjustment of shares to be issued
to consultant for
services per settlement                       -            -           -            -    (131,580)  (161,843)          -

Amortization of deferred
consulting fees                               -            -           -            -           -          -           -

Litigation settlement                         -            -           -            -           -          -           -

Accrued dividends on preferred
stock - Series A Convertible                  -            -           -            -           -          -           -
Amortization of deferred signing
bonus                                         -            -           -            -           -          -           -

Impairment of deferred signing
bonus                                         -            -           -            -           -          -           -

Issuance of warrants for
professional services                         -            -           -            -           -          -     111,000

Warrants issued with convertible
debt                                          -            -           -            -           -          -     111,325

Issuance of warrants with debt                -            -           -            -           -          -     481,200

Recording of debt discount                    -            -           -            -           -          -      71,625
Amortization of financing costs
related
to issuance of warrants in
connection to convertible debt                -            -           -            -           -          -           -

Net Loss                                      -            -           -            -           -          -           -
                                     ----------- ------------ ----------- ------------ ----------- ---------- -----------

       Balance, December 31, 2003    10,768,991     $107,690           -          $ -   8,205,692 $7,663,071  $9,473,017
                                     ----------- ------------ ----------- ------------ ----------- ---------- -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY, CONTINUED

                                                                                                              Additional
                                        Convertible Series E       Common Stock           Common Stock           Paid
                                          Preferred Stock                                 to be issued        in Capital
                                       ------------ ---------- --------- ----------- ---------- ------------ -------------
                                         Shares      Amount     Shares     Amount     Shares      Amount
                                       ------------ ---------- --------- ----------- ---------- ------------ -------------


 Balance at December 31, 2003                 -         $-     10,768,991   $107,690   8,205,692   $7,663,071    $9,473,017

Issuance of Series B Preferred
Stock to related parties in connection
with conversion of related party debt         -          -              -          -           -            -     3,452,616

Issuance of common stock in
connection with
conversion of Series A Preferred
Stock                                         -          -      1,175,000     11,750           -            -       (10,575)

Issuance of common stock in
connection with
conversion of Series B Preferred
Stock                                         -         -      23,245,390    232,454           -            -      (227,804)

Issuance of common stock in
connection with
conversion of Series C Preferred
Stock                                         -          -      2,792,210     27,922           -            -       (27,643)

Issuance of Series E Preferred Stock      4,243         42              -          -           -            -     1,527,490

Common stock to be issued in
connection with
a boxer's Exclusive Promotional
Agreement                                     -          -              -          -     250,000      212,500       (75,000)

Warrants issued in connection with
a boxer's Exclusive Promotional
Agreement                                     -          -              -          -           -            -       205,000

Common stock to be issued in
connection
with consulting agreement                     -          -              -          -   3,000,000    1,740,000

Warrants issued in connection with
consulting agreement                          -          -              -          -           -            -       315,000

Cancellation of consulting agreement          -          -              -          -  (3,000,000)  (1,740,000)     (315,000)

Common stock to be issued in
connection with
Pledge This Holding, LLC                      -          -              -          -   1,000,000      510,000

Common stock to be issued to
consultant
for services                                  -          -              -          -     175,000       70,000

Conversion of debt to common stock
to be issued                                  -          -              -          -   5,113,029    1,949,596

Issuance of common stock from
common stock to be issued                     -          -     15,476,221    154,762 (15,476,221) (10,698,167)   10,543,405

Amortization of deferred consulting
fees                                          -          -              -          -           -            -             -

Treasury stock issued as
consideration for
professional fees                             -          -              -          -           -            -             -

Accrued dividends on Preferred
Stock - Series A
Convertible                                   -          -              -          -           -            -             -

Amortization of deferred signing
bonus                                         -          -              -          -           -            -             -



                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY, CONTINUED

                                                                                                               Additional
                                        Convertible Series E       Common Stock           Common Stock            Paid
                                          Preferred Stock                                 to be issued         in Capital
                                       ------------ ---------- --------- ----------- ---------- ------------ -------------
                                         Shares      Amount     Shares     Amount     Shares      Amount
                                       ------------ ---------- --------- ----------- ---------- ------------ -------------

Warrants issued with convertible
debt                                          -          -              -          -           -            -       931,957

Beneficial conversion feature of
convertible debt                              -          -              -          -           -            -     1,924,920

Warrants issued as fees for
convertible debt                              -          -              -          -           -            -        82,548

Amortization of financing costs               -          -              -          -           -            -

Sale of portion of deferred signing
bonuses                                       -          -              -          -           -            -

Common stock to be issued in
connection
with consulting agreement debt                -          -              -          -     732,500      293,000             -

Common stock issued in connection
with dispute                                  -          -        425,000      4,250           -            -       269,250

Net loss                                      -          -              -          -           -            -             -
                                       ------------ ---------- --------- -----------  ---------- ------------ -------------
   Balance, December 31,  2004            4,243        $42     53,882,812   $538,828           -          $ -    28,069,181
                                       ============ ========== ========= ===========  ========== ============ =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY, CONTINUED

                               Accumulated     Deferred      Deferred     Deferred         Treasury Stock       Total
                                 Deficit      Consulting    Financing     Signing            at cost         Stockholders'
                                                 Fees         Costs       Bonuses                             Deficiency
                               ------------- -------------- ----------- ------------- --------- ------------ -------------
                                                                                       Shares     Amount
                               ------------- -------------- ----------- ------------- --------- ------------ -------------


Balance at December 31, 2002   ($17,947,246)  ($2,770,242)         $ -  ($1,035,417)   120,284   ($201,298)  ($7,523,417)

Conversion of debt to common
stock to be issued                        -             -            -            -          -           -     1,087,135

Common stock to be issued in
connection with purchase
of a boxer's exclusive
promotional agreement                     -             -            -     (132,000)         -           -             -

Common stock to be issued in
connection to debt                        -                                                                      142,500

Agreement for common stock to
be issued to consultant
for services                              -      (690,000)           -            -          -           -             -

Warrants issued for
compensation
to an employee                            -             -            -            -          -           -       157,500

Adjustment of shares to be
issued
to consultant for
services per settlement                   -       161,843            -            -          -           -             -

Amortization of deferred
consulting fees                           -     1,377,200            -            -          -           -     1,377,200

Litigation settlement                     -     1,375,699                                                      1,375,699

Accrued dividends on
preferred
stock - Series A
Convertible                         (32,980)            -            -            -          -           -       (32,980)

Amortization of deferred
signing bonus                             -             -            -      390,999          -           -       390,999

Impairment of deferred
signing bonus                             -             -            -      194,000          -           -       194,000

Issuance of warrants for
professional services                     -             -            -            -          -           -       111,000

Warrants issued with
convertible debt                          -             -            -            -          -           -       111,325

Issuance of warrants with
debt                                      -             -      (37,200)           -          -           -       444,000

Recording of debt discount                -             -            -            -          -           -        71,625

Amortization of financing
costs related
to issuance of warrants in
connection to convertible
debt                                      -             -        5,048            -          -           -         5,048

Net Loss                         (9,930,457)            -            -            -          -           -    (9,930,457)

                               ------------- -------------- ----------- ------------- --------- ------------ -------------
  Balance, December 31, 2003   ($27,910,683)    ($545,500)    ($32,152)   ($582,418)   120,284   ($201,298) ($12,018,823)
                               ------------- -------------- ----------- ------------- --------- ------------ -------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY, CONTINUED

                                      Accumulated    Deferred     Deferred    Deferred    Treasury Stock        Total
                                        Deficit     Consulting   Financing     Signing        at cost        Stockholders'
                                                       Fees        Costs       Bonuses                        Deficiency
                                      ------------- ----------- ------------- ---------- --------- --------  --------------
                                                                                          Shares   Amount
                                      ------------- ----------- ------------- ---------- --------- --------  --------------
Balance at December 31, 2003          ($27,910,683)  ($545,500)     ($32,152) ($582,418) (120,284) ($201,298) ($12,018,823)

Issuance of Series B Preferred
Stock to related parties in
connection with
conversion of related party debt                 -           -             -          -         -        -       3,453,268

Issuance of common stock in
connection with
conversion of Series A Preferred
Stock                                            -           -             -          -         -        -               -

Issuance of common stock in
connection with
conversion of Series B Preferred
Stock                                            -           -             -          -         -        -               -

Issuance of common stock in
connection with
conversion of Series C Preferred
Stock                                            -           -             -          -         -        -               -

Issuance of Series E Preferred Stock             -           -             -          -         -        -       1,527,532
Common stock to be issued in
connection with
a boxer's Exclusive Promotional
Agreement                                        -           -             -   (212,500)        -        -         (75,000)

Warrants issued in connection with
a boxer's Exclusive Promotional
Agreement                                        -           -             -   (205,000)        -        -               -

Common stock to be issued in
connection
with consulting agreement                        -  (1,740,000)            -          -         -        -               -

Warrants issued in connection with
consulting agreement                             -    (315,000)            -          -         -        -               -

Cancellation of consulting agreement             -           -             -          -         -        -      (2,055,000)
Common stock to be issued in
connection with

Pledge This Holding, LLC                         -           -             -          -         -        -         510,000
Common stock to be issued to
consultant
for services                                     -           -             -          -         -        -          70,000

Conversion of debt to common stock
to be issued                                     -           -             -          -         -        -       1,949,596

Issuance of common stock from
common stock to be issued                        -           -             -          -         -        -               -

Amortization of deferred consulting
fees                                             -   2,264,500             -          -         -        -       2,264,500

Treasury stock issued as
consideration for
professional fees                         (104,983)          -             -          -    15,500  116,298          11,315


                                           CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY, CONTINUED


                                      Accumulated    Deferred     Deferred    Deferred    Treasury Stock        Total
                                        Deficit     Consulting   Financing     Signing        at cost        Stockholders'
                                                       Fees        Costs       Bonuses                        Deficiency
                                      ------------- ----------- ------------- ---------- --------- --------  --------------
                                                                                          Shares   Amount
                                      ------------- ----------- ------------- ---------- --------- --------  --------------

Accrued dividends on Preferred
Stock - Series A
Convertible                                (32,330)          -             -          -         -        -         (32,330)

Amortization of deferred signing
bonus                                            -           -             -    686,878         -        -         686,878

Warrants issued with convertible
debt                                             -           -             -          -         -        -         931,957

Beneficial conversion feature of
convertible debt                                 -           -             -          -         -        -       1,924,920

Warrants issued as fees for
convertible debt                                 -           -             -          -         -        -          82,548

Amortization of financing costs                  -           -        32,152          -         -        -          32,152
Sale of portion of deferred signing
bonuses                                          -           -                   82,000         -        -          82,000

Common stock to be issued in
connection
with consulting agreement debt                   -           -             -          -         -        -         293,000

Common stock issued in connection
with dispute                                     -           -             -          -         -        -         273,500

Net loss                               (12,364,743)          -             -          -         -        -     (12,364,743)

                                      ------------- ----------- ------------- ---------- --------- --------  --------------
    Balance, December 31, 2004         (40,412,739)   (336,000)         $  -  ($231,040) (104,784) ($85,000)  ($12,452,730)
                                      ============= =========== ============= ========== ========= ========  ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FOR THE YEARS
                                                                                         ENDED DECEMBER 31,
                                                                                       2004               2003
                                                                                ================= ====================
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                     $    (12,364,743) $        (9,930,457)
Adjustments to reconcile net loss
      to net cash used in operating activities:
Depreciation and amortization                                                            607,678            1,213,435
Loss on dispositions of property and equipment                                            10,659               30,835
Amortization of intangible assets                                                        313,512                6,249
Gain (loss) on sale of boxing promotional agreement                                      (33,000)            (107,277)
Amortization of deferred finance costs                                                    10,833               27,964
Loss on impairment of intangible assets                                                  781,833            1,923,368
Loss on impairment of signing bonuses                                                    514,913              302,333
Litigation settlement expense resulting from
      write-off of deferred consulting fees                                                    -            1,375,999
Gain on litigation settlement                                                                  -               (7,261)
Provision (benefit) for reserve for bad debts                                            (11,000)              11,000
Compensatory element of stock and warrant issuances
      for selling, general and administrative expenses                                 2,619,315            1,645,699
Reversal of compensatory element of stock and warrant
      issuances due to expiration and nullification of contract                       (2,055,000)                   -
Financing costs paid in stocks and warrants                                            3,543,157            1,061,913
Financing costs paid in Preferred Stock in connection with
      debt conversion - related party                                                  1,824,357                    -
(Increase) decrease in operating assets:
      Accounts receivable                                                                (49,209)             (39,121)
      Miscellaneous receivables and other current assets                                 (51,248)             (35,000)
Increase (decrease) in operating liabilities:
      Accounts payable                                                                   286,172              (20,894)
      Accrued litigation and judgments payable                                           (64,396)              93,778
      Accrued expenses and other current liabilities                                     931,497              789,159
      Accrued expenses due stockholder                                                         -               43,529
      Deferred revenue                                                                         -              400,000
      Customer advances                                                                        -             (150,000)
                                                                                ----------------- --------------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (3,184,670)          (1,364,749)
                                                                                ----------------- --------------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEARS
                                                                                         ENDED DECEMBER 31,
                                                                                      2004               2003
                                                                            =================== ===================

CASH FLOWS FROM INVESTING ACTIVITIES:
       Expenditures for prepaid signing bonuses                             $         (225,000) $         (640,000)
       Payments for distribution rights                                               (109,957)           (280,000)
       Proceeds from sale of boxing promotional agreement                              145,000             140,000
       Purchases of property and
       equipment                                                                       (25,146)                  -
       Payments for purchase of  Pledge                                               (112,000)                  -
       Deferred finance
       costs                                                                                 -             (10,833)
       (Payment) proceeds of security
       deposit                                                                           7,146             (28,584)
                                                                            ------------------- -------------------

               NET CASH USED IN INVESTING ACTIVITIES                                  (319,957)           (819,417)
                                                                            ------------------- -------------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances from
       stockholders                                                                     50,328             658,336
       Repayments of due to
       stockholders                                                                          -             (67,950)
       Proceeds from notes payable
       stockholders                                                                          -              12,500
       Advances to related party                                                      (170,020)                  -
       Proceeds from convertible
       debt                                                                          1,782,500             545,000
       Repayment of convertible
       debt                                                                                  -             (68,000)
       Bank
       overdraft                                                                             -              (7,572)
       Proceeds from sale of preferrred stock                                        1,477,532                   -
       Proceeds from notes and loans
       payable                                                                       1,066,466           2,643,664
       Repayment of notes and loans
       payable                                                                        (703,150)         (1,510,606)
       Proceeeds of preferred stock escrow account                                     199,064                   -
                                                                            ------------------- -------------------

               NET CASH PROVIDED BY FINANCING ACTIVITIES                             3,702,720           2,205,372
                                                                            -------------------- ------------------

       NET INCREASE  IN CASH                                                           198,093              21,206

       CASH, BEGINNING OF  YEAR
                                                                                        21,206                   -
                                                                            -------------------  ------------------

       CASH, END OF YEAR
                                                                            $          219,299   $          21,206
                                                                            ===================  ==================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Disclosures:
                                                                                                FOR THE YEARS ENDED
                                                                                                   DECEMBER 31,
                                                                                               2004                2003
                                                                                      ==================== ===================
Cash paid during the year for:
     Interest                                                                         $           194,900  $          418,011
                                                                                      ==================== ===================

Non-cash investing and financing activities:
     Common stock issued in connection with the purchase
        of a boxer's Exclusive Promotional Agreement                                  $           212,500  $          132,000
     Warrants issued in connection with the purchase of a boxer's
        Exclusive Promotional Agreement                                               $           205,000  $                -
     Transfer of notes payable between stockholders                                   $                 -  $          100,000
     Transfer of accrued expenses to note payable - stockholder                       $           101,340  $          120,000
     Conversion of notes payable to accrued expenses                                  $                 -  $          257,244
     Transfer from accounts payable to accrued litigation and judgments               $            47,008  $          198,586
     Adjustment of shares to be issued to consultant for services,
        pursuant to settlement into common stock to be issued                         $                 -  $          161,843
     Transfer of convertible debt to notes payable                                    $                 -  $          114,000
     Conversion of notes payable/stockholders into Series B Preferred Stock           $           992,357  $                -
     Conversion of due to stockholder into Series B Preferred Stock                   $           636,554  $                -
     Conversion of convertible debt and accrued interest into
        common stock to be issued                                                     $         1,949,596  $        1,087,135
     Transfer from notes payable to accrued litigation and judgments                  $                 -  $           93,507
     Transfer of notes payable  - stockholder to notes payable                        $                 -  $           62,500
     Conversion of note payable and
        unpaid interest into accrued expenses                                         $                 -  $           39,835
     Reclassification of loans payable
        to accrued expenses and other current liabilities                             $                 -  $           22,500
     Accrued dividends on Series A preferred stock                                    $            32,330  $           32,980
     Transfer of common stock to be issued into common stock                          $        10,698,167  $                -
     Conversion of Series A, B and C Preferred stock into common stock                $             6,104  $                -
     Recording of debt discount/beneficial conversion feature                         $         1,924,920  $           71,625
     Transfer of accrued expenses to due to stockholders                              $            91,692  $                -
     Conversion of note payable into Series E Preferred Stock                         $            50,000  $                -
     Loss resulting from disposition of Treasury stock charged to
        additional paid in capital                                                    $           104,983  $                -
     Common stock to be issued as payment of accrued expenses                         $           293,000  $                -


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

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

In December 2000, the Company changed its name to Zenascent, Inc. On or about February 2, 2001, the Registrant's stock began trading under the symbol "ZENA". From December 2000 through April 30, 2002, the Company was a non-operating public shell corporation with nominal assets. On April, 30, 2002, the Company completed a reverse merger with closely held Cedric Kushner Boxing, Inc. ("CKB"). Upon consummation of the reverse merger, CKB became a wholly-owned subsidiary of the Company, with the Company functioning solely as a holding company. On or about January 16, 2002, the Company changed its name to Cedric Kushner Promotions, Inc., and the Company's stock began trading under the symbol "CKHP". In December, 2004, the Company's stock symbol changed to "CKPI."

Unless otherwise indicated, or unless the context otherwise requires, all references below to the terms "we", "our", "us", or "our company" shall mean the Company, after giving effect to the reverse merger.

The Company, through its subsidiaries, is an integrated boxing and media company.

The Company's subsidiaries are summarized below:

Cedric Kushner Boxing, Inc.

Cedric Kushner Boxing, Inc. ("CKB") was incorporated under the laws of the State of Delaware on March 5, 1999. CKB is 100% owned by the Company. CKB functions as a holding company for the following subsidiaries:

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cedric Kushner Promotions, Ltd.

Cedric Kushner Promotions, Ltd. ("CKP"), incorporated as a New York corporation on March 23, 1993, manages the promotion of professional boxing events and professional boxers. It is a party to most of the contracts with boxers whom we promote. CKP provides event management that includes, among other things, securing venues/sites and coordinating promotions. It also manages boxing operations, including talent acquisition and development, matchmaking, and coordination with sports governing bodies. CKP typically acquires the rights to boxing athletes and packages those rights to television networks, venues, sponsors and other promoters. It has promotional rights to approximately 10 boxing athletes. CKP is 100% owned by CKB. CKP was dissolved by the State of New York Division of Corporations by proclamation on June 25, 2003 and is in the process of being reinstated. There can be no assurances that the contracts entered into by CKP are enforceable until CKP has been reinstated. CKP's business is performed through its sister subsidiaries or parent until its reinstatement.

Big Content, Inc.

Big Content, Inc. ("Big Content"), incorporated as a Delaware corporation on March 22, 2000, manages the creation, distribution (both domestically and internationally), and maintenance of all of our boxing media holdings, including our boxing media library of videotaped boxing events and current original boxing related television programming. Big Content is 100% owned by CKB.

ThunderBox, Inc.

ThunderBox, Inc. ("Thunderbox") was incorporated as a Delaware corporation on March 7, 2001. ThunderBox is 80% owned by Big Content. This corporation owns and manages the ThunderBox Series, a program that debuted in October 2000. The Thunderbox series discontinued as of December 31, 2003; however, the Company is negotiating certain licenses for the Thunderbox library. There can be no assurances that such agreements will be consummated.

Ckrush Entertainment, Inc.

Ckrush Entertainment, Inc. ("Entertainment") was incorporated as a Delaware corporation on July 8, 2004. Entertainment develops, produces, finances, and distributes film and television properties. Entertainment currently is co-producing "Pledge This", starring Paris Hilton and distributing the film "Pauly Shore Is Dead" in U.S. Theatres. Entertainment has a number of film and television properties in development. Entertainment is 100% owned by the Company.

Ckrush Direct, Inc.

Ckrush Direct, Inc. ("Direct") was incorporated as a Delaware corporation on October of 20, 2004 to develop, acquire, and finance entertainment oriented goods for direct response, retail and digital sale. Direct is 100% owned by the Company.

Ckrush Sports, Inc.

Ckrush Sports, Inc. ("Sports") was incorporated as a Delaware corporation on January 12, 2005. Sports was set up as a holding entity with the intention to hold all of the Company's sports related properties, including its boxing division. Sports is 100% owned by the Company.

Ckrush, Inc.

Ckrush, Inc. ("Ckrush") was incorporated as a Delaware corporation on January 12, 2005. Ckrush was set up with the intention of becoming a holding company for the newly formed subsidiaries using the Ckrush name. Ckrush is 100% owned by the Company.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cedric Kushner Promotions, Inc. and all of its wholly-owned subsidiaries including Big Content as of March 15, 2002. All inter-company accounts and transactions have been eliminated in consolidation.

Cash

The Company had cash balances at various times during the year in excess of the maximum amount insured by the Federal Deposit Insurance Corporation in various banks. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Accounts Receivable

The Company's accounts receivables are subject to the Company's credit evaluation process, monitoring procedures and reasonably short collection terms. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Credit losses have been within management's expectations. The Company has no allowance for bad debts at December 31, 2004.

Prepaid Signing Bonuses

Prepaid signing bonuses are carried at cost, less accumulated amortization. Amortization is computed on a straight-line basis over the terms of each boxer's respective contract.

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

Deferred Finance Costs

Deferred finance costs are carried at cost, less accumulated amortization and are amortized over the lives of the related convertible debt agreements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property and Equipment

Property  and  equipment  is stated at cost less  accumulated  depreciation  and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally five to seven years. Gain or loss is recognized upon sale or other disposition of property and equipment. The cost and related accumulated depreciation applicable to property and equipment no longer in service are eliminated from the accounts and any gain or loss is included in operations.

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

Intangibles are being amortized over their estimated useful lives ranging from 5 to 10 years, utilizing the straight-line method. Video and television libraries acquired through the Big Content acquisition are amortized over their estimated useful lives of 5 years, utilizing the straight-line method.

The cost of feature film distribution rights is amortized over an estimated useful life of 2 years.

Investments in LLC

Investment in a 15% equity interest of Pledge This Holdings, LLC, is recorded at cost.

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $88,000 and $20,000 for the years ended December 31, 2004 and 2003, respectively.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 were primarily attributable to net operating loss carry-forwards.

At December 31, 2004 and 2003, the Company had provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, accrued litigation and judgments payable and notes and loans payable approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because the interest rates approximate current market rates for financial instruments with similar maturities and terms. The remaining portion of long-term debt is reported at present value using a discounted rate for present value.

Business Segment

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in two segments, boxing and media. The Company's customers and operations are located throughout North America, Europe and South Africa.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R") "Share Based Payment," a revision of Statement No. 123, "Accounting for Stock Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2004, the Company had no unvested options.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," ("SFAS 153"). SFAS 153 amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN No. 46"). This interpretation provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated. Certain disclosures are required when FIN No. 46 becomes effective if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No.
46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities created or obtained on or before January 31, 2003, the Company must apply the provisions of FIN No. 46 for the year ended December 31, 2003. FIN No. 46 did not have a significant impact on the Company's consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline those financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatory redeemable security should be classified as a liability on the balance sheet. As December 31, 2004, the Company does not have any instruments that are within the scope of SFAS No. 150.

Stock Options, Warrants and Similar Equity Instruments

At December 31, 2004, the Company has three stock-based employee compensation plans, which are more fully described in Note 13. As permitted under SFAS No. 148, the Company has elected to continue to follow the intrinsic value method of accounting for its stock-based employee compensation arrangements as defined by APB 25 and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB 25. The Company will adopt the provisions of SFAS No. 123R as of July 1, 2005 (See Note 2).

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:


For The Years Ended
                                                                                      December 31, 2004        December 31, 2003
                                                                                  -------------------------------------------------
Net loss, applicable to common stock, as reported                                         ($12,397,073)               ($9,963,437)

Add: Total stock-based employee compensation
included in net loss, net of related tax effects                                                 -                         25,000
Deduct: Total stock-based employee compensation expense determined
under fair value-based method for all awards net of related tax effects                          -                       (210,000)
                                                                                  ---------------------     ----------------------
Pro-forma net loss                                                                        ($12,397,073)              ($10,148,437)
                                                                                  =====================     ======================
Basic and diluted net loss per share - as reported                                              ($0.25)                    ($0.24)
                                                                                  =====================     ======================
Pro-forma basic and diluted net loss per share
 - as adjusted for SFAS No. 148                                                                 ($0.25)                    ($0.24)
                                                                                  =====================     ======================

The fair value of the options at the date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                      2004              2003
                                                       ----              ----
          Expected life (years)                         6                 7
          Interest rate                               3.1%              3.1%
          Annual rate of dividends                      0%                0%
          Volatility                                  115%               70%

The weighted average fair value of the options at the date of grant using the fair value based method during 2003 was estimated at $0.42. No options were granted in 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effect of potentially diluted securities (options and warrants) are anti-dilutive. Losses attributable to common stock have been adjusted for the Series A Preferred Stock dividends.

Common stock to be issued and all convertible preferred shares were issued and converted upon the increase in authorized common shares from 20,000,000 to 100,000,000. Accordingly, the Company has calculated weighted average common shares outstanding as if the preferred shares were actually converted into common stock effective as of January 1, 2003 and the common stock to be issued were actually issued as of the original commitment dates.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Note 3. Going Concern

The Company incurred net losses of $12,364,743 and $9,930,457 during the years ended December 31, 2004 and 2003, respectively. In addition, the Company had a working capital deficiency of $11,188,682 at December 31, 2004 and $10,497,063 at December 31, 2003. Furthermore, the Company had a stockholders' deficiency of $12,452,730 at December 31, 2004 and $12,018,823 at December 31, 2003. These
factors continue to raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the year ended December 31, 2004, the Company had successfully obtained external financing through private placements of convertible debt, other short-term borrowings and preferred stock. Some of the debt has subsequently been converted into common stock of the Company. The Company has taken certain actions to address liquidity in several ways, namely:

During the year ended December 31, 2004, the Company:

     o    moved our office to less expensive facilities;
     o    reduced the number of full time employees from 5 to 4; and
     o continued to explore sources of additional financing to satisfy its current operating requirements.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In addition, the Company has developed a plan to address liquidity in several ways, namely:

     o    continue to reduce operating costs;
     o creation of new subsidiaries that are intended to develop, produce, finance and distribute film and television properties as well as entertainment oriented good for direct response retail and digital sale;
     o increase revenue by refocusing on existing properties and expand revenue base;
     o    continue to pursue the promotion of premium level boxing events;
     o    pursue production partnerships and joint ventures;
     o pursue additional sources of debt and equity financing to satisfy its current operating requirements; and
     o continue to negotiate with existing debt holders to convert their notes into equity.

There can be no assurances that these plans will be achieved.

Note 4. Prepaid Signing Bonuses, Net

For the year ended December 31, 2004, the Company paid $225,000 in signing bonuses. During 2004 the Company entered into five participation agreements with a number of investors whereby, in consideration of the payment of funds totaling $145,000, the investors would be entitled to receive an agreed-upon, fixed percentage of the net revenues received from the promotion of certain boxers. The Company recognized gains of $33,000 resulting from the sale of the percentage interests in these boxers at the time of receipt of funds from the investors. In addition the Company reduced its investment in the certain boxers by the related pro rata percentage of the participation agreements.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment analysis was performed in December 2004 of the Company's prepaid signing bonus. The fair value of this asset was determined by calculating its discounted, estimated future operating cash flow and comparing it to the carrying amount of the asset. This testing resulted in the determination that the carrying amount of the Company's prepaid signing bonus at December 31, 2004 exceeded the potential amount that can be recovered from future, discounted cash flows. Accordingly, the Company recorded an impairment charge of $194,584 on its prepaid signing bonus in 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Prepaid signing bonuses, net, consisted of the following at December 31, 2004:

                                              Contract Period
                                                -----------
Prepaid signing bonuses                            $726,667 2 to 3 years
Less: Impairment loss recognized this year          194,584
Less: Accumulated amortization                      406,823
                                                 ----------
Prepaid signing bonuses, net                       $125,260
                                                 ==========


Amortization expense, which includes the amortization of both prepaid and deferred signing bonuses for 2004 and 2003 were $600,040 and $608,421, respectively.

Note 5. Property And Equipment, Net

Property and equipment, net, consisted of the following at December 31, 2004:

                                                       Life
                                                     ---------
Office equipment                       $   10,982    5-7 years
Furniture and fixtures                     14,164    5-7 years
Automobile                                 51,726    5 years
Set and ring costs                         20,625    5 years
Website development costs                   5,000    5 years
                                       -----------
                                          102,497
Less accumulated depreciation and
 amortization                              76,153
                                       -----------
Property and equipment, net            $   26,344
                                       ===========

Depreciation and amortization expense of property and equipment was $7,638 and $40,123 for the years ended December 31, 2004 and 2003, respectively.

The Company recognized $10,659 and $30,835 as losses on its disposal of property and equipment for the years ended December 31, 2004 and 2003, respectively.

Note 6.   Intangible Assets, Net

On March 10, 2003, CKP entered into an agreement with America Presents Boxing LLC ("APB") whereby APB sold, transferred and assigned to CKP all right, title and interest in and to APB's library (the "Library") of professional boxing contests and promotional rights (the "Promotional Rights," and together with the Library, the "APB Assets") in certain boxers. The purchase price for the APB Assets was $250,000 (the Fixed Amount") (subject to a price reduction if APB is not able to provide supporting documentation for a minimum number of programming hours of the Library) to be paid in equal monthly installments of $4,167 as well as an additional payment of $250,000 (the "Contingent Amount"), contingent upon the aggregate gross purse amounts of David Tua. CKP also agreed to pay a certain percentage of the net proceeds derived from the Promotional Rights to reduce the balance of the Fixed Amount (also See Note 8). The Company's video library was encumbered by a security agreement as part of a forbearance agreement entered into in March 2004.

Big Content has granted a first priority security interest in certain intellectual media assets to Livingston Investments, LLC and certain of its affiliates as collateral for our payment obligations under various agreements (See Note 8). If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

In accordance with SFAS No. 144, an impairment analysis was performed in December 2003 of the Company's intangible assets. The fair value of the media assets was determined by calculating the present value of estimated future operating cash flows. This testing resulted in the determination that the carrying amount of the Company's intangible assets at December 31, 2003 exceeded its fair value. Accordingly, the Company recorded impairment charges of $1,923,368 on its intangible assets in the fourth quarter of 2003.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In accordance with SFAS No. 144, an impairment analysis was performed at June 30, 2004 and December 31, 2004 of the Company's intangible assets. The fair value of the media assets was determined by calculating the present value of estimated future operating cash flows. This testing resulted in the determination that the carrying amount of the Company's intangible assets at June 30, 2004 and December 31, 2004 exceeded its fair value by $430,000 and $351,833, respectively. Accordingly, the Company recorded impairment charges of $781,833 on its intangible assets in 2004.

The changes in the carrying amount of intangible assets for the year ended December 31, 2004 were as follows:

                           Estimated      Balance     Acquired or      Less          Balance       Accumulated        Net
                          Useful Life      as of     Reclassified    Impairment       as of       Amortization    Book Value
                                         12/31/03       in 2004       in 2004        12/31/04     at 12-31-04     at 12-31-04
                          ----------------------------------------------------------------------------------------------------
 Acquired video library      5 Years       $888,000   $  320,000     ($200,000)   $    1,008,000       (658,291)     $349,709
 HWE Trademarks
 and contractual
 relationships              10 Years      1,015,332            -      (581,833)          433,499       (433,499)            -
 Acquired European
 Media Rights                7 Years         70,000      (70,000)            -                 -              -             -
 Acquired America
 Presents Library           10 Years        250,000     (250,000)            -                 -              -             -
 Distribution Rights
 Pauly Shore is Dead         2 Years              -      109,957             -           109,957        (13,745)       96,212
                                       ---------------------------------------------------------------------------------------
                    Total              $  2,223,332   $  109,957     ($781,833)   $    1,551,456    ($1,105,535)     $445,921
                                       =======================================================================================

Amortization expense of intangible assets was $313,512 and $564,891 for the years ended December 31, 2004 and 2003, respectively. The weighted average amortization period for intangible assets is seven years.

Amortization expense expected over the next five years for those intangible assets in which we experienced an impairment loss in 2004 is based on their net book values at December 31, 2004 over their estimated remaining useful lives. For the other intangible assets, amortization expense is based on their costs at acquisition over their estimated useful lives. Amortization expense expected over the next two years is as follows:

                                  Estimated
 Amortization expense             Remaining
 of Intangible Assets             Life (years)     2005       2006
- -------------------------------------------------------------------
Acquired video library               2         $ 182,858   $ 166,851
Distribution Rights                  2            54,980      41,232
                                               ----------------------
                                               $ 237,838   $ 208,083

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7. Segment Data

The Company has two reportable segments: boxing promotions and media. The boxing promotions segment produces and syndicates boxing events for distribution worldwide. The media segment consists primarily of the Big Content subsidiary, which, manages the creation, distribution (domestically and internationally), and maintenance of all media holdings, including the Company's media library of videotaped boxing events and current original television programming, along with other entertainment projects the Company either produces or distributes.

The Company's reportable segments are strategic business units that offer different outputs. The following table presents information about the Company's business segments as of and for the year ended December 31, 2004:

                                                          ------------------------------------------------------------
                                                           Boxing promotions      Media                 Total
                                                          ----------------- ------------------ -----------------------
Net revenue from external customers                               $ 2,627,827       $   385,077          $ 3,012,904
Operating loss                                                    $ 3,910,832       $ 2,118,959          $ 6,029,791
Amortization of signing bonuses                                   $   600,040       $         -          $   600,040
Amortization of intangible assets                                 $         -       $   313,512          $   313,512
Depreciation and amortization of property and equipment           $     7,638       $         -          $     7,638
Compensatory element of stock and warrant issuances
  for selling, general and administrative expenses                $ 2,109,315       $   510,000          $ 2,619,315
Reversal of stock based compensation                              $(2,055,000)      $         -          $(2,055,000)
Loss on impairment of intangible assets                           $         -       $   781,833          $   781,833
Loss on impairment of signing bonuses                             $   514,913       $         -          $   514,913
Interest expense - other                                          $   716,326       $    60,000          $   776,326
Interest expense - related parties                                $    47,319       $   186,785          $   234,104

Total identifiable assets                                         $   357,606       $   959,754          $ 1,317,360
Capital expenditures for property and equipment                   $    25,146       $         -          $    25,146
Capital expenditures for intangible assets                        $         -       $   109,957          $   109,957

The following table presents information about the Company's business segments as of and for the year ended December 31, 2003:

                                                              Boxing promotions      Media              Total
                                                             ----------------------------------- --------------------
Net revenue from external customers                               $ 1,448,506       $   901,621          $ 2,350,127
Operating loss                                                    $ 5,481,179       $ 2,699,685          $ 8,180,864
Amortization of signing bonuses                                   $   608,421       $         -          $   608,421
Amortization of intangible assets                                 $         -       $   564,891          $   564,891
Depreciation and amortization of property and equipment           $    26,882       $    13,241          $    40,123
Compensatory element of stock and warrant issuances
  for selling, general and administrative expenses                $ 1,102,618       $   543,081          $ 1,645,699
Loss on impairment of intangible assets                           $         -       $ 1,923,368          $ 1,923,368
Loss on impairment of signing bonuses                             $   302,333       $         -          $   302,333
Interest expense - other                                          $   382,992       $   188,638          $   571,630
Interest expense - related parties                                $   181,283       $    89,289          $   270,572

Total identifiable assets                                         $   391,455       $ 1,563,925          $ 1,955,380
Capital expenditures for property and equipment                   $         -       $         -          $         -
Capital expenditures for intangible assets                        $         -       $   280,000          $   280,000

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Foreign revenue disclosure

The Company had revenues from foreign sources in the amounts of approximately $484,596 and $515,000 for the years ended December 31, 2004 and 2003, respectively. This foreign source revenue accounted for 16.1% and 20.2% of total revenues for the years ended December 31, 2004 and 2003, respectively. Foreign source revenue is determined by the country in which the fight is broadcast.

Reconciliation of reportable segment operating loss to consolidated net loss

A  reconciliation  of  reportable   segment  operating  loss  to  the  Company's
consolidated net loss for the years ended December 31 2004 and 2003 is as follows:

                                                                                         For The Years Ended
                                                                                         Ended December 31,
                                                                               --------------------------------------
                                                                                     2004                   2003
                                                                               ----------------- --------------------
Operating loss                                                                      ($6,038,307)         ($8,180,863)
   Other income                                                                          40,000              105,031
   Gain on sale of boxing promotional agreement                                          33,000              107,277
   Gain on litigation settlement                                                              -                7,261
   Interest expense - other                                                            (776,326)            (571,630)
   Interest expense - related parties                                                  (234,104)            (270,572)
   Loss on disposition of property and equipment                                        (10,659)             (30,835)
   Loss on disposition of intangible assets                                                   -               (6,250)
   Financing costs paid in stocks and warrants                                       (3,543,157)          (1,061,913)
   Financing costs paid in Preferred Stock in connection
     with debt conversion - related party                                            (1,824,357)                   -
   Amortization of deferred finance costs                                               (10,833)             (27,963)
                                                                                ----------------- --------------------
     Net loss                                                                      ($12,364,743)         ($9,930,457)
                                                                               ================= ====================

Note 8. Notes And Loans Payable

On March 15, 2002, the Company acquired all of the outstanding stock of Big Content. As part of the consideration for the acquisition, the Company issued a promissory note for $1,000,000 to the sellers. The note bears interest at 10% per annum and is payable interest only, monthly, beginning April 1, 2002. The note will mature on March 14, 2012. The balance on this note at December 31, 2004 amounted to $1,000,000.

Note  payable in  connection  with the  judgment  against  the  Company by Zomba
Recording Corporation (See Note 15). The note is secured by assets of the Company, an apartment owned by the President of the Company, and the President also personally guarantees the note. Principal is payable monthly at $25,000 per month plus interest at the prime rate as reported by the bank on the first day of each calendar quarter which was 5.5% per annum at December 31, 2002. The
Company is in default of this note which matured on September 30, 2003. The balance on this note at December 31, 2004 amounted to $266,874.

Note payable in connection with the settlement of Shane D. Mosley, Sr. v. Cedric Kushner Promotions, Ltd. (See Note 15). The original principal amount of the note was $660,359 with interest at a rate of 10% per annum. The note was originally due on February 28, 2003, and the Company was in default. The balance on this note at December 31, 2003 amounted to $560,359. On or about May 6, 2004 the Company and Mosley agreed to settlement of the outstanding dispute. Pursuant to the agreement the Company agreed to pay Mosley $50,000 in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the Judgment. The Company agreed to use its best efforts to cause it shareholders to increase the number of authorized common stock on or before August 1, 2004. Mosley and the Company shall then enter into a settlement

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


agreement whereas the Company shall issue to Mosley the Company's common stock equal to the outstanding amount of $510,705 divided by the lesser of a 10% discount of the average closing bid price for the sixty (60) day trading period prior to the date of such issuance; or a 10% discount of the price on the day of such issuance. The parties then agree to have a fairness hearing whereby the final settlement agreement will be brought before a court to determine whether the settlement is fair and reasonable and finally issuing an exemption from registration of the settlement shares. Currently the Company is in default of the May 6, 2004 forbearance agreement. At December 31, 2004, the balance recorded as current notes payable was $435,359.

Note payable in the original principal amount of $50,000 with interest at a rate of 10% per annum. The note matured on June 1, 2004 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $50,000.

Note payable in the original principal amount of $75,000 with interest at a rate of 6.5% per annum. The note matured on October 30, 2002 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $75,000.

Note payable in the original principal amount of $100,000 with interest at a rate of 12% per annum. The note matured on April 20, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $75,000.

Note payable in the original principal amount of $50,000 with interest at a rate of 12% per annum. The note matured on March 31, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $37,000.

Note payable in the original principal amount of $200,000 with interest at a rate of 12% per annum. The note matured on August 1, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $195,000.

Note payable in the original principal amount of $130,000 with interest at a rate of 10% per annum. The note matured on June 1, 2004 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $130,000.

Note payable in the original principal amount of $25,000 with interest at a rate of 10% per annum. The note matured on June 30, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $8,000.

Note payable in the original principal amount of $50,000 with interest at a rate of 10% per annum. The note matured on June 16, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $50,000.

Note payable in the original principal amount of $80,000 with interest at a rate of 12% per annum. The note matured on June 30, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $80,000.

Note payable in the original principal amount of $40,000 with interest at a rate of 12% per annum. The note matured on March 5, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $40,000.

Note payable in the original principal amount of $150,000 with interest at a rate of 10% per annum. The note matured on August 1, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $145,000.

Note payable in the original principal amount of $150,000 with interest at a rate of 10% per annum. The note matured on December 19, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $150,000.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note payable in the original principal amount of $125,000 with interest at a rate of 10% per annum. The note matured on January 20, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $125,000.

Note payable in the original principal amount of $120,000 with interest at a rate of 10% per annum. The note matured on June 1, 2004 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $120,000.

Note payable in the original principal amount of $60,000. In connection with the note, the Holder was paid a fee in the amount of $5,000; no additional interest will accrue on this Note. The note matured on September 1, 2004 when principal became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $5,000.

Notes payable in the aggregate amount of $50,000. In connection with these notes, the Holder was paid a fee in the amount of $1,000; no additional interest will accrue on this Note. The notes matured on January 1, 2005 when principal became due. The notes are currently in default. The balance on these notes at December 31, 2004 amounted to $50,000.

Note payable in the original principal amount of $75,000. In connection with the note, the Holder was paid a fee in the amount of $7,500; no additional interest will accrue on this Note. The note matured on August 20, 2004 when principal became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $75,000.

Notes payable in the aggregate amount of $75,000 with interest at 10% per annum. The notes matured on December 1, 2004 when principal became due. The notes are currently in default. The balance on these notes at December 31, 2004 amounted to $75,000.

Note payable in the original principal amount of $10,000. In connection with the note, the Holder was paid a fee in the amount of $2,000; no additional interest will accrue on this Note. The note matured on December 20, 2004 when principal became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $10,000.

Note payable in the original principal amount of $22,000. In connection with the note, the Holder was paid a fee in the amount of $4,400; no additional interest will accrue on this Note. The note matured on November 13, 2004 when principal became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $22,000.

Note payable in the original principal amount of $50,000; non interest bearing. The note matured on January 1, 2005 when principal became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $50,000.

Note payable in the original principal amount of $50,000; non interest bearing. The note matured on January 31, 2005 when principal became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $50,000.

Note payable in the original principal amount of $125,000. In connection with the note, the Holder was paid a fee in the amount of $10,000; no additional interest will accrue on this Note. The note matured on September 1, 2004 when principal became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $59,000.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Various loans payable borrowed in 2004 in the aggregate principal amount of $35,818 with no specific repayment terms. Included in these loans are loans bearing interest at 12% per annum amounting to $31,500.

On March 10, 2003, CKP entered into an agreement with America Presents Boxing LLC ("APB") whereby APB sold, transferred and assigned to CKP all right, title and interest in and to APB's library (the "Library") of professional boxing contests and promotional rights (the "Promotional Rights," and together with the Library, the "APB Assets") in certain boxers. The purchase price for the APB Assets was $250,000 (the Fixed Amount") (subject to a price reduction if APB was not able to provide supporting documentation for a minimum number of programming hours of the Library) to be paid in equal monthly installments of $4,167 as well as an additional payment of $250,000, contingent upon the aggregate gross purse amounts of David Tua. CKP also agreed to pay a certain percentage of the net proceeds derived from the Promotional Rights to reduce the balance of the Fixed Amount. On September 1, 2003, the Company issued a promissory note for the Fixed Amount with a third party (the "Noteholder") whom had been transferred the rights through a separate agreement with APB. As of December 31, 2003, the note was in default. The balance on this note at December 31, 2003 amounted to $250,000. On or about January 8, 2004, APB commenced arbitration against the Company in which it was alleged that the Company defaulted upon the terms of the $250,000 note dated September 1, 2003. On or about March 30, 2004, this matter was settled pursuant to which Note-holder and the Company entered into a Forbearance Agreement pursuant to which the outstanding balance due under the note was restructured pursuant to a payout schedule. Noteholder was given additional security on the Library for the debt and the arbitration was dismissed without prejudice. As of December 31, 2004 the amount owed pursuant to the Note was $175,000. During March 2005, the Company became in default of the forbearance agreement.

Notes Payable in connection with warrant issuances

The Company entered into notes payable with an Individual in the original principal amount of $25,000 and $35,000 with interest at a rate of 23% per annum. In connection with the $35,000 note, the Company issued warrants to purchase 10,000 shares of the Company's common stock, at 1.00 per share with a term of 3 years. The notes were payable on demand and are currently in default. The balance on these notes at December 31, 2004 amounted to $60,000.

The Company had several notes payable to a single investor with the aggregate of the original principal amounts totaling $520,000 payable with interest at a rate of 10% per annum. The notes matured on various dates between August 15, 2003 and January 5, 2004 when principal and unpaid interest became due. The notes are currently in default. The total balance on these notes at December 31, 2004 amounted to $520,000. In connection with these notes the Company issued warrants to purchase a total of 1,040,000 shares of the Company's common stock, at an exercise price of $0.10 per share. The warrants, which are exercisable over a five-year period, will expire at various dates from May 27, 2008 to October 5, 2008. The fair value of the warrants was estimated at an average of $0.43 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $444,000.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Notes Payable in connection with common stock issuances

Note payable in the original principal amount of $50,000 with interest at a rate of 12% per annum. The note matured on January 23, 2004 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $50,000. In connection with the note, the Company agreed to issue 50,000 shares of Class A Common Stock in connection with the note. The fair value of the shares was $0.50 per share on the date of issuance or a total value of $25,000. Financing costs, related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $25,000. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company issued to the Holder 50,000 shares of common stock as agreed upon.

Note payable in the original principal amount of $20,000 with interest at a rate of 10% per annum. The note matured on December 24, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $20,000. In connection with the note, the Company agreed to issue 20,000 shares of Class A Common Stock in connection with the note. The fair value of the shares was $0.75 per share on the date of issuance or a total value of $15,000. Financing costs, related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $15,000. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company issued to the Holder 20,000 shares of common stock as agreed upon.

Note payable in the original principal amount of $150,000 with interest at a rate of 12% per annum. The note matured on May 3, 2003 when principal and unpaid interest became due. The note is currently in default. The balance on this note

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


at December 31, 2004 amounted to $35,000. In connection with the note, the Company agreed to issue 150,000 shares of Class A Common Stock in connection with the note. The fair value of the shares was $0.60 per share on the date of issuance or a total value of $90,000. Financing costs, related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $90,000. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company issued to the Holder 150,000 shares of common stock as agreed upon.

Note payable in the original principal amount of $25,000 with interest at a rate of 12% per annum. The note matured on January 23, 2004 when principal and unpaid interest became due. The note is currently in default. The balance on this note at December 31, 2004 amounted to $25,000. In connection with the note, the Company agreed to issue 25,000 shares of Class A Common Stock in connection with the note. The fair value of the shares was $0.50 per share on the date of issuance or a total value of $12,500. Financing costs, related to the issuance of these shares for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $12,500. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company issued to the Holder 25,000 shares of common stock as agreed upon.

Secured Notes

In October 2004 the Company borrowed $310,000 principal from four lenders pursuant to four Secured Promissory Notes. The Notes bear interest at 18% per annum and matured on January 15, 2005. In addition the Company and the Note Holders each entered into a Pledge and Security Agreement whereby the Notes were secured by the Company's interest in Pledge This Holding, LLC. (See Note 14). As of December 31, 2004 the balance of the notes payable amounted to $310,000. In February 2005, three Notes aggregating $300,000 principal were repaid. In March 2005, the Company issued an unsecured $10,000 Promissory Note in exchange for the remaining $10,000 Secured Promissory Note.

Other

The Company is in default of several notes and loans payable in the aggregate amount of approximately $3,300,000,. The Company hopes to remedy these defaults through additional borrowings, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations.

Scheduled maturities of notes and loans payable at December 31, 2004 are as follows:

                   Year Ending December 31,
                           2005                            $         3,609,050
                           2006                                              0
                           2007                                              0
                           2008                                              0
                           2009                                              0
                        Thereafter                                   1,000,000
                                                           --------------------
               Total notes and loans payable                         4,609,050
                  Less: current portion                              3,609,050
                                                           --------------------
       Notes and loans payable, less current portion       $         1,000,000
                                                           ====================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9. Notes Payable - Stockholders

In October, 2003, the Company borrowed $220,000 from a shareholder. The note bears interest at 18% per annum and is currently in default. The balance on this note at December 31, 2004 amounted to $220,000.

On February 19, 2004 the Company and its President agreed to convert the Company's outstanding debt to its President into equity. Pursuant to the agreement the aggregate amount outstanding of $1,628,911 relating to various personal loans made by the President to the Company shall be converted into 65,156 shares of the Company's Series B Preferred Stock. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Series B Preferred automatically converted into 3,257,800 shares of the Company's Common Stock. The fair value of the Common Stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's Common Stock, which approximates $3,500,000. Therefore, the Company recognized financing costs, related to this transaction, of approximately $1,800,000 for the year ending December 31, 2004.

The Company entered into a consulting agreement with one of the Company's stockholders whereby the stockholder will receive, at a minimum, $5,000 per week for ten years. The consulting agreement also entitled the stockholder to 10% of net profit, as defined in the agreement, for events generating total revenues in excess of $500,000, 20% of net profit from sales related to the acquired video library and 15% of net proceeds of any qualified financing, as defined in the agreement, to be used to redeem the stockholder's Series C Convertible Preferred stock at a share price equal to the liquidation preference value per share. The Company, however, had the ability to terminate the consulting agreement after covered payments, as defined in the agreement, of $4,300,000 were made no later than March 25, 2005 or $5,300,000 were made no later than March 25, 2012. As such, the Company recorded the minimum payments pursuant to the consulting agreement as additional purchase consideration at a present value of approximately $1,449,000 as of the Big Content merger date of March 15, 2002, using an imputed interest rate of 15% per annum.

In connection with the above referenced consulting agreement in the original amount $2,600,000 payable in weekly installments of $5,000 over ten years without interest. The total remaining amount owing as of December 31, 2004 was $2,056,754. In accordance with the guidance in paragraph 37(k) of SFAS 141, this liability was recorded at present value of $1,417,957, as of December 31, 2004, utilizing appropriate current imputed interest rates. The Company determined that an appropriate imputed interest rate was 15% per annum. The amount of interest imputed for the years ended December 31, 2004 and 2003 was $186,785 and $200,529, respectively. Our subsidiary, Big Content, has granted a first priority security interest in certain intellectual media assets to this note holder and certain of its affiliates as collateral for our payment obligations under various agreements. If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

Scheduled maturities of notes payable - stockholders at December 31, 2004 are as follows:

                    Year Ending December 31,
                      2005                                       $642,946
                      2006                                         91,000
                      2007                                        104,000
                      2008                                        117,000
                      2009                                        130,000
                   Thereafter                                     553,011
                                                      --------------------
          Total notes and loans payable                         1,637,957
             Less: current portion                                642,946
                                                      --------------------
  Notes and loans payable, less current portion                  $995,011
                                                      ====================

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10. Convertible Debt

From  January  1, 2004 to March 31,  2004,  the  Company  entered  into note and warrant agreements with various third parties for a combined total of $1,541,500, with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes were due on or before the 150th calendar day after the date of each note. In the event the principal amount of these notes, together with accrued but unpaid interest, was not paid on or before the 150th calendar day after the date of the notes, the Holder is required to convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount, together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. During the year ended December 31, 2004, the Company converted the convertible debt of $1,541,500, combined with approximately $90,000 of accrued interest, into 4,337,431 shares, as adjusted, of the Company's common stock.

Financing costs, related to the amortization of the beneficial conversion feature for the year ended December 31, 2004 and included in the condensed consolidated statement of operations, amounted to $1,778,473. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. In connection with the convertible notes, the Company issued 770,750 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period. The fair value of the warrants of $0.90 was estimated at an average price of $1.12 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs related to these warrants for year ended December 31, 2004 and included in the condensed consolidated statement of operations amounted to $709,445. Additionally, the Company paid a finder's cash compensation of $144,200 which was expensed as selling, general and administrative expenses in the periods paid. Furthermore, the Company agreed to issue the finder warrants to purchase shares of common stock equal to 10% of the gross proceeds raised by the finder divided by the exercise price of the warrants. The warrants shall have a term of 5 years and an exercise price of $0.50 per share and have an estimated fair value of $51,948. Such amount has been charged to expense as financing costs during the year ended December 31, 2004.

From April 1, 2004 to June 30, 2004, the Company entered into note and warrant agreements with two individuals for a combined total of $50,000 with interest due on the outstanding principal amount, at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. During the quarter ended September 30, 2004, the Company converted the convertible debt of $50,000, combined with approximately $5,000 of accrued interest, into 140,698 shares, as adjusted, of the Company's common stock.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financing costs, related to the amortization of the beneficial conversion feature for the year ended December 31, 2004 and included in the condensed consolidated statement of operations, amounted to $19,297. Additionally, the Company issued 25,000 warrants to purchase shares of common stock in connection with the notes at an exercise price of $.50 per share. The warrants are exercisable over a five-year period. The fair value of the warrants was approximately $13,900 at an average price of approximately $.56 per share on the date of issuance, using the Black-Scholes pricing model. Additionally, the Company agreed to issue the finder warrants to purchase shares of common stock equal to 10% of the gross proceeds raised by the finder divided by the exercise price of the warrants. The warrants shall have a term of 5 years and an exercise price of $0.50 per share and have an estimated fair value of $1,950. Such amount has been charged to expense as financing costs during the year ended December 31, 2004.

From July 7, 2004 to September 14, 2004, the Company entered into note and warrant agreements with various third parties for a combined total of $191,000 with interest due on the outstanding principal amount, at the rate of 10% per year, compounded annually. The notes are due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder, with expressed written consent, shall convert the outstanding principal amount, together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. As of December 31, 2004 the balance owed on these notes was $191,000 principal plus accrued interest.

In connection with the convertible notes, the Company issued 95,500 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants are exercisable over a five-year period. The fair value of the warrants of $0.90 was estimated at an average price of $1.12 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2004 and included in the consolidated statement of operations, amounted to $39,155.

Additionally, the Company paid to a finder cash compensation of $21,000. This fee was reported as financing costs for the year ended December 31, 2004. Furthermore, the Company agreed to issue the finder a warrant to purchase one share of common stock for every $3.00 of the gross proceeds raised by the finder. The warrants have a term of 5 years and an exercise price of $0.50 per share. The warrants have an estimated fair value of $28,650 which was reported as financing costs for the year ended December 31, 2004.

From December 3, 2003 to December 18, 2003, the Company entered into note and warrant agreements with various third parties for a combined total of $240,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the 150th calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the 150th calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest,

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


divided by 85% of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the 150th calendar day after the date of the notes. These notes, which matured between May 1, 2004 and May 16, 2004, were in default. The outstanding balance, net of unamortized debt discount of $61,580 as of December 31, 2003 was $178,420. Financing costs, related to the amortization of the beneficial conversion feature for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $10,045. During the year ended 2004, the Company converted $240,000 in convertible debt and approximately $13,000 in accrued interest into 632,020 shares, as adjusted, of the Company's common stock. The Company recognized financing costs, related to this transaction, of $27,712.

The Company recorded a deferred debt discount in the amount of $71,625 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Such debt discount was reported as finance costs during the year ended December 31, 2004.

The Company issued 120,000 warrants at an exercise price of $0.50 per share in connection with the issuance of the December 2003 convertible debt. The warrants, which are exercisable over a five-year period, will expire at various dates from December 2, 2008 to December 17, 2008. The fair value of the warrants of $37,200 was estimated at an average price of $0.31 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2003 and included in the consolidated statement of operations, amounted to $5,048.

In December 2004, the Company issued 196,010 additional warrants in connection with the December 2003 convertible debt of $240,000. These warrants were issued since the original notes called for warrants to be based on common shares converted. The fair value of the warrants was $.69 per share using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2004 and included in the consolidated statement of operations amounted to $135,247.

From January 15, 2003 to March 18, 2003, the Company entered into note and warrant agreements with various third parties for a combined total of $305,000 with interest due on the outstanding principal amount at the rate of 10% per year, compounded annually. The notes shall be due on or before the one hundred fiftieth (150th) calendar day after the date of the note. In the event the principal amount of these notes, together with accrued but unpaid interest, are not paid on or before the one hundred fiftieth (150th) calendar day after the date of the notes, the Holder shall be required to convert the outstanding principal amount together with accrued but unpaid interest, into that number of shares of the Company's common stock equal to the outstanding principal amount together with accrued but unpaid interest, divided by eighty-five percent (85%) of the five day average closing bid price of the Company's common stock for the five trading day period immediately preceding the one hundred fiftieth (150th) calendar day after the date of the notes. Additionally, the Company issued 152,500 warrants to purchase shares of common stock in connection with the notes at an exercise price of $0.50 per share. The warrants expire five years from their issuance date. From December 2003 to January 2004 $182,000 of the outstanding principal along with accrued interest was repaid to certain Holders. During the year ended December 31, 2004, the remaining $123,000 principal amount together with $4,505 in accrued but unpaid interest was converted into 287,047 shares of common stock of the Company.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company recorded a deferred debt discount in the amount of $305,000 to reflect the beneficial conversion feature of the convertible debt and the value of the warrants. The beneficial conversion feature, was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Additionally, the fair value of the warrants was calculated and recorded as a reduction to the carrying amount and as addition to paid-in capital. The Company is amortizing the discount over the term of the debt. Amortization of the debt discount for the year ended December 31, 2003 was approximately $654,000, and this amortization was recorded as financing costs paid in stocks and warrants for the value of the warrants and interest expense for the value of the beneficial conversion feature. In addition, the Company amortized debt discount of $45,000 related to the expensing of deferred finance costs from the prior year during the year ended December 31, 2003.

Note 11. Related Party Loans Receivable and Payable

On February 19, 2004, the Company and its President agreed to convert the Company's outstanding debt to its President into equity. Pursuant to the agreement, the aggregate amount outstanding of $1,628,911 relating to various personal loans made by the President to the Company shall be converted into 65,156 shares of the Company's Series B Preferred Stock. Immediately following stockholder approval to increase the Company's authorized common stock, the Series B Preferred shall automatically convert into 3,257,800 shares of the Company's common stock. The fair value of the common stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's common stock, which approximated $3,500,000. Therefore, the Company recognized financing costs, related to this transaction, of approximately $1,800,000 for the year ending December 31, 2004.

At December 31, 2004, the balance owed to the Company's President was $117,173. These amounts advanced to the Company by the President are unsecured, have no specific terms, conditions or maturities.

At December  31, 2004,  the balance owed to the  Company's  Vice  President  was
$122,128. These amounts advanced to the Company by the Vice President are unsecured, have no specific terms, conditions or maturities.

The Company has an unsecured non-interest bearing receivable due from a stockholder and consultant. At December 31, 2004, the balance receivable from this consultant was $170,020. Such advances were repaid in full during the quarter ended March 31, 2005.

Note 12. Stockholders' Deficiency

Common Stock

Previously the Company had authorized two classes of common stock, Class A and Class B. On December 6, 2004, the shareholders of the Company approved the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on November 18, 2004, whereby allowing for the increase in the Company's authorized common shares from 20,000,000 to 100,000,000 in addition to merging the two classes of common stock into one.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Upon the increase in the Company's authorized common shares, the Company issued an aggregate of 15,476,221 shares of common stock. These shares were previously reported as common stock to be issued.

The Company recorded the following as common stock to be issued for the years ended December 31, 2004 and 2003, respectively. As a result of the increase in authorized common shares on December 6, 2004, these shares previously recorded as common stock to be issued were issued as of December 31, 2004. All references with regards to the old Class A Common Stock have been retroactively reported as common stock. The issuances were as follows:

Effective January 1, 2003, the Company issued 700,000 shares of the Company's common stock in connection with an agreement with an independent consultant to provide consulting services on general business matters over a term of five years. The fair value of the shares was $0.80 per share on the date of issuance or a total value of approximately $560,000. The Company has recorded the fair value of these shares as an adjustment to deferred consulting fees and as common stock to be issued. The Company is amortizing $560,000 over the life of the agreement. Amortization expense of $112,000 has been reflected as compensatory element of stock issuances of selling, general and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2003.

Pursuant to a Sale and Purchase Agreement (the "Sale Agreement") dated as of December 24, 2002 among Sports Tech, Ltd. ("Sports Tech"), CKP and, for limited purposes, the Company and a Consent Agreement ("Consent") dated as of December 24, 2002 among David Tua, CKP and Tuaman, Inc., CKP acquired all of Sports Tech's right, title and interest in and to an exclusive promotional agreement (the "Tua EPA") with David Tua ("Tua"), a leading heavyweight contender. The term of the Tua EPA is for three years beginning on December 1, 2002, subject to certain options by CKP to extend such term based upon Tua being declared the world champion or number one contender. Pursuant to the Sale Agreement, CKP and the Company have agreed, among other things, to issue to Sports Tech 1,500,000 unregistered and restricted shares of common stock of the Company (provided that 250,000 of such shares have piggyback registration rights) with additional shares of common stock to be issued contingent upon Tua's future performance. Pursuant to the Consent, under certain circumstances relating to the success of the equity sale, CKP may be obligated to make certain non-interest bearing advances of purses to Tua. The Company has recorded the fair value of the 1,500,000 original shares of Company's stock to be issued of $1,065,000 on the date of the Sale Agreement as an adjustment to deferred signing bonuses and common stock to be issued and is amortizing the deferred signing bonus over the three year term of the related Tua EPA. On April 1, 2003, the Company agreed to issue an additional 200,000 shares of the Company's common stock in connection with an Exclusive Promotional Agreement ("EPA") related to a heavy-weight boxer. The EPA has a base term three years. The fair value of the shares was $0.66 per share on the date of issuance or a total value of $132,000. The Company has recorded the fair value of these shares as an adjustment to deferred signing bonus and as common stock to be issued, and is amortizing this amount over the life of the agreement. Amortization of deferred signing bonus under this agreement for the years ended December 31, 2003 and 2004 included in the consolidated statement of operations amounted to $166,666 and $262,089, respectively. The Company assessed potential future impairments of deferred signing bonuses paid to boxers, which resulted in the recognition of an impairment loss of $194,000 and $320,329 on its deferred signing bonuses for the years ended December 31, 2003 and December 3, 2004, respectively.

During the year ended December 31, 2003, the Company agreed to issue 959,630 shares of the Company's common stock in connection with the conversion of $855,500 of the Company's debt plus accrued interest thereon, pursuant to convertible one-year term promissory notes with 28 individuals dated between March 22, 2002 and June 5, 2002. The Company recognized financing costs of $346,510 for the year ended December 31, 2003 related to this convertible debt.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From January 27, 2003 through March 18, 2003, the Company agreed to issue 287,047 shares of the Company's common stock in connection with the issuance of convertible debt. The fair value of the shares was an average of $0.44 per share on the date of issuance or a total value of $127,505. Finance costs related to the issuance of these shares for the year ended December 31, 2003 included in the consolidated statement of operations amounted to $12,709.

On April 9, 2003, the Company borrowed $150,000 from a third party pursuant to a promissory note. The note matured on May 3, 2003 and accrued interest at 10% per annum. Additionally, the Company agreed to issue 150,000 shares of common stock in connection with the note. The fair value of the shares was $0.60 per share on the date of issuance for a total value of $90,000. Finance costs related to the issuance of these shares for the year ended December 31, 2003 included in the consolidated statement of operations amounted to $90,000.

On April 25, 2003, the Company borrowed $20,000 from a third party pursuant to a promissory note. The note matured on December 24, 2003 and accrued interest at 10% per annum. Additionally, the Company agreed to issue 20,000 shares of common stock in connection with the note. The fair value of the shares was $0.75 per share on the date of issuance for a total value of $15,000. Finance costs related to the issuance of these shares for the year ended December 31, 2003 included in the consolidated statement of operations amounted to $15,000.

On July 24, 2003, the Company borrowed $25,000 from a third party pursuant to a promissory note. The note matured on January 23, 2004 and accrued interest at 6.5% per annum. Additionally, the Company agreed to issue 25,000 shares of common stock in connection with the note. The fair value of the shares was $0.50 per share on the date of issuance for a total value of $12,500. Finance costs related to the issuance of these shares for the year ended December 31, 2003 included in the consolidated statement of operations amounted to $12,500.

On September 9, 2003, the Company agreed to issue an additional 250,000 shares of the Company's common stock in connection with an agreement dated September 9, 2002 with an independent consultant to provide consulting services on general business matters over a term of two years. The fair value of the shares was $0.52 per share on the date that the shares were agreed to be issued for a total value of approximately $130,000. The Company has recorded the fair value of these shares as deferred consulting fees and is amortizing these deferred costs over the life of the agreement. Amortization expense was $97,500 and $32,500 for the years ended December 31, 2004 and 2003, respectively.

On July 24, 2003, the Company borrowed $50,000 from a third party pursuant to a promissory note. The note matured on January 23, 2004 and accrued interest at 6.5% per annum. Additionally, the Company agreed to issue 50,000 shares of common stock in connection with the note. The fair value of the shares was $0.50 per share on the date of issuance for a total value of $25,000. Finance costs related to the issuance of these shares for the year ended December 31, 2003 included in the consolidated statement of operations amounted to $25,000.

On April 12, 2004, the Company entered into an exclusive promotional agreement ("EPA") with a boxer whereby the fighter granted the Company the exclusive right to promote the fighter and arrange professional boxing contests (bouts) for the boxer. The Agreement has a term of two years; however, it can be extended under certain circumstances. In consideration, the boxer received a non-refundable payment of $125,000. The Company has also agreed to issue 250,000 shares of the Company's common stock to the boxer. Furthermore, the Company has agreed to repurchase half of the boxer's shares, upon certain conditions, for an amount up to $75,000 and accordingly has established a $75,000 reserve in the event the boxer does not liquidate such shares. The fair value of the stock to be issued to the boxer was $212,500. The total cost of $337,500 is being amortized over the two year term of the EPA. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company issued the agreed upon shares of common stock to the Boxer.

On June 30, 2004, the Company and other parties entered into a limited liability agreement to form and become members of a Delaware limited liability company, PLEDGE THIS HOLDINGS, LLC ("Pledge, LLC"). Pledge, LLC was formed to obtain necessary financing, produce and distribute a feature-length motion picture, including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution. In order to induce a group of investors ("Secured Party") to invest in and make accommodations to Pledge, LLC, and in partial consideration of its 22.5% membership interest in Pledge, LLC,

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Company entered into a Guarantee and Pledge Agreement whereby it guaranteed the repayment of the $1,000,000 investment of the Secured Party to Pledge, LLC. As further consideration, the Company entered into a Class A Common Stock and Installment Agreement on June 30, 2004 whereby it agreed to reserve for further issuance to the Secured Party 1,000,000 shares of its Class A Common Stock, par value $.01 per share, immediately upon obtaining stockholder approval. The fair value of this stock as of June 30, 2004 was $510,000, which amount was recognized as financing costs during the year ended December 31, 2004. The Company also agreed to pay to the Secured Party an amount equal to 12% of the Secured Party's total investment in Pledge, LLC per annum, payable on a quarterly basis. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company issued 1,000,000 shares of common stock to the Secured Party.

On June 1, 2004 the Company entered into a six-month consulting agreement with an individual to provide general consulting services to the Company. Pursuant to the agreement and in exchange for the various services provided, the Company agreed to issue to the individual 10,000 restricted shares of the Company's common stock every month, beginning with the effective date of the agreement and continuing until the expiration or termination of the agreement. Such shares contain piggyback registration rights and will not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before November 1, 2004, the agreement shall be deemed null and void and the Company shall have no obligation to the individual hereunder. As of November 15, 2004, the agreement was extended for an additional six-month period under the same terms and conditions, except for the removal of the provision that renders the agreement null and void if stockholder approval to increase the number of authorized shares of the Company is not successfully completed. The Company recognized $20,100 as compensatory element of stock and warrant issuances included in selling, general and administrative expenses, related to this transaction, for the year ended December 31, 2004.

On October 31, 2004, the Company and a consultant executed a letter agreement amending certain sections of the original agreement whereby the Company agreed to issue to the Consultant $10,000 worth of shares of common stock of the Company at a price equal to the average closing bid price of the Company's common stock for the five day trading period immediately preceding the date of issuance. Additionally the Company agreed to extend the life of the agreement until December 31, 2004. The Company further agreed to delete the language, "In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before November 1, 2004, the agreement shall be deemed null and void and the Company shall have no obligation to the individual hereunder." As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company issued 175,000 shares of common stock to the Consultant. The shares were registered under Form S-8 filed with the Securities and Exchange Commission on January 18, 2005.

In May, 2004, the Company issued 632,020 shares, as adjusted, of the Company's common stock in connection with the conversion of $240,000 principal convertible debt plus accrued interest thereon of approximately $13,000 (See Note. 10).

In July, 2004, the Company issued 4,478,129 shares, as adjusted, of the Company's common stock in connection with the conversion of $1,591,500 principal convertible debt plus accrued interest thereon of approximately $95,000 (See Note. 10).

In December 2004, the Company issued 425,000 shares of common stock valued at $273,500 to three individuals. Such shares were issued in connection with a dispute relating to services arising during the year ended December 31, 2003.

Preferred Stock

The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of Preferred Stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


holders of Preferred Stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. Furthermore, the Board of Directors could issue Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of the Common Stock.

Series A Convertible Preferred Stock

There are 500,000 authorized shares of a Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible into 10 shares of common stock and pays a cumulative dividend of 8% per annum on the liquidation preference of $3 per share. Dividends on the Series A Convertible Preferred Stock were accruable since the Company had not amended its certificate of incorporation to increase the number of Class A Common Stock available to allow for the conversion of all of the Series A Convertible Preferred Stock through December 2004. The Company recorded dividends of $32,330 for the year ended December 31, 2004 and had a dividend arrearage of $114,946 at December 31, 2004 that has been included in accrued expenses on the consolidated balance sheet.

The Series A Convertible Preferred Stock is automatically converted into common stock at such time as the Company's certificate of incorporation is amended to authorize a sufficient number of shares of common stock into which all of the issued and outstanding shares of Series A Convertible Preferred Stock are convertible. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company converted the remaining 117,500 shares of Series A Convertible Preferred Stock into 1,117,500 shares of common stock of the Company. As of December 31, 2004, there were no issued and outstanding shares of Series A Convertible Preferred Stock.

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock, as amended, is convertible into 50 shares of the Company's common stock any time at the option of the holders or automatically upon ratification by the Company's stockholders of an increase in the amount of authorized shares. The Series B Stock, as amended, carries an aggregate liquidation preference value of $2,826,641.

On February 19, 2004, the Company and its President agreed to convert the Company's outstanding debt to its President into equity. Pursuant to the agreement the aggregate amount outstanding of $1,628,911 relating to various personal loans made by the President to the Company shall be converted into 65,156 shares of the Company's Series B Preferred Stock. Immediately following stockholder approval to increase the Company's authorized common stock, the Series B Preferred shall automatically convert into 3,257,800 shares of the Company's common stock. The fair value of the common stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's common stock, which approximated $3,500,000. Therefore, the Company recognized financing costs, related to this transaction, of approximately $1,800,000 for the year ending December 31, 2004.

As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company converted 464,908 shares of the Series B Convertible Preferred Stock into 23,245,391 shares of common stock of the Company. As of December 31, 2004, there were no issued and outstanding shares of Series B Convertible Preferred Stock.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C Convertible Preferred Stock

As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares,  the  Company  converted  27,922  shares  of the  Series  C  Convertible
Preferred Stock into 2,792,210 share of common stock of the Company. As of December 31, 2004, there were no issued and outstanding shares of Series C Convertible Preferred Stock. The Series C Stock carries an aggregate liquidation preference value of $4,500,000.

Series D Preferred Stock

In connection with the amendment of the Series B Stock of September 30, 2002, which provided for the issuance to the Series B preferred stockholders shares of a new series of preferred stock, Series D Preferred Stock, par value $0.01 per share (the "Series D Stock"), which has no right to receive dividends and is not convertible into the Company's common stock, but will vote together with the Company's Common Stock, with each share of Series D Stock having 50 votes. The Series D Stock carries an aggregate liquidation preference value of $2,430,000.

Series E Preferred Stock

During October 2004, the Company began to offer up to $5,000,000 in Series E Convertible Preferred Stock for sale to accredited investors at a price of $360 per Share (the "Offering") on a "best efforts" basis. In connection with this offering, the Company's Board of Directors authorized the issuance of up to 14,000 shares of a Series E Convertible Redeemable Preferred stock. Each share of Series E Convertible Redeemable Preferred Stock is convertible into 1,000 shares of the Company's common stock, par value $.01 per share, subject to adjustment upon specified events. The Series E Convertible Redeemable Preferred Stock carries an aggregate liquidation preference value of $5,040,000. As of December 31, 2004, the Company sold an aggregate of 4,243 shares of Series E Preferred Stock for gross proceeds of $1,527,533 with a liquidation preference of $1,527,480.

Treasury Stock

On April 16, 2004, the Company issued 15,500 shares of its Class A Common Stock, held in treasury, to a third party in exchange for legal services provided by this third party to the Company. The fair value of stock to be issued was $11,315, and such amount was recognized as compensatory element of stock issuance expense during the year ended December 31, 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Warrant activity and weighted average exercise prices for the years ended December 31, 2004 and 2003 were as follows:

                                                                                     Number of      Weighted Average
                                                                                      Warrants       Exercise Price
                                                                                 ---------------   -----------------
Outstanding, January, 1 2003                                                          5,921,486    $           0.76

Issued to an employee in connection with employment agreement                           500,000                0.55

Issued in connection with an agreement for professional services                        300,000                0.40

Issued in connection with convertible debt and notes payable                          1,312,500                0.18
                                                                                 ---------------   -----------------
Outstanding, December 31, 2003                                                        8,033,986                0.64
                                                                                 ---------------   -----------------
Issued in connection with convertible debt and notes payable                          1,289,127                0.50

Issued in connection with exclusive promotional agreement                               500,000                0.40
                                                                                 ---------------   -----------------
                                                                                      1,789,127                0.47
                                                                                 ---------------   -----------------

Outstanding, December 31, 2004                                                        9,823,113    $           0.61
                                                                                 ===============   =================

From January 15, 2003 through March 18, 2003, the Company issued 152,500 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants, which are exercisable over a five-year period, will expire at various dates from January 15, 2008 to March 17, 2008. The fair value of the warrants was estimated at an average price of $0.73 per share on the date of issuance using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2003 included in the consolidated statement of operations amounted to approximately $111,000.

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From May 28, 2003 through October 6, 2003, 1,040,000 warrants exercisable at $0.10 per share were issued in connection with interest on several notes payable to a single investor. The warrants, which are exercisable over a five-year period, will expire at various dates from May 27, 2008 to October 5, 2008. The fair value of the warrants was estimated at an average of $0.43 per share on the date of issuance using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2003 included in the consolidated statement of operations amounted to $444,000.

On September 5, 2003, 300,000 warrants at an exercise price of $0.40 per share were issued to a third party in exchange for financial consulting services provided by this third party to the Company during 2003. The warrants, which are exercisable over a five-year period, will expire on September 4, 2008. The fair value of the warrants was $0.37 per warrant on the date of issuance using the Black-Scholes pricing model. Professional fees related to these warrants for the year ended December 31, 2003 included in the consolidated statement of operations amounted to $111,000.

From December 3, 2003 through December 18, 2003, the Company issued 120,000 warrants at an exercise price of $0.50 per share in connection with the issuance of convertible debt. The warrants, which are exercisable over a five-year period, will expire at various dates from December 2, 2008 to December 17, 2008. The fair value of the warrants of $76,250 was estimated at an average price of $0.31 per share on the date of issuance using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2003 included in the consolidated statement of operations amounted to approximately $37,000.

From January 26, 2004 to April 12, 2004, the Company issued 795,750 warrants to purchase shares of common stock in connection with the notes at an exercise price of $0.50 per share. The warrants, which are exercisable over a five year period, will expire at various dates from January 25, 2009 to April 11, 2009. The fair value of the warrants was approximately $700,000 at an average price of approximately $0.90 per share on the date of issuance, using the Black-Scholes pricing model. Additionally, the Company agreed to pay sales commissions related to issuance of these notes and warrants in the amount of $144,500 and the Company agreed to issue to the sales agent 138,200 warrants at an exercise price of $0.50 per share, which are exercisable over a five year period. The fair value of the warrants was approximately $ at an average price of approximately $0. per share on the date of issuance, using the Black-Scholes pricing model This sales commissions and the fair value of the warrants were expensed in 2004 as financing costs.

In December 2004, the Company issued 196,010 additional warrants in connection with the December 2003 convertible debt of $240,000. These warrants were issued since the original notes called for warrants to be based on common shares converted. The fair value of the warrants was $.69 per share using the Black-Scholes pricing model. Finance costs related to these warrants for the year ended December 31, 2004 included in the consolidated statement of operations amounted to $135,247.

On June 7, 2004, the Company entered into an EPA with a boxer whereby the fighter granted the Company the exclusive right to promote the fighter and arrange professional boxing bouts for the boxer. The Agreement continues until June 6, 2007. In consideration, the fighter received a non-refundable payment of $75,000, which has been recorded as prepaid signing bonuses, plus warrants to purchase 500,000 shares of common stock at exercise prices of $.40 per share. The warrants are exercisable over a five-year period. The fair value of the warrants was estimated at an average price of $0.41 per share on the date of issuance, using the Black-Scholes pricing model, totaling $205,000, which has been recorded as deferred signing bonus.

The Company issued 95,500 warrants at an exercise price of $0.50 per share in connection with the issuance of $191,000 principal convertible debt. The

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warrants are exercisable over a five-year period. The fair value of the warrants was estimated at an average price of $0.41 per share on the date of issuance, using the Black-Scholes pricing model. Financing costs, related to these warrants for the year ended December 31, 2004 and included in the consolidated statement of operations, amounted to $39,155.

Additionally, the Company paid to a finder cash compensation of $21,000. This fee was reported as financing costs for the year ended December 31, 2004. Furthermore, the Company agreed to issue the finder a warrant to purchase one share of common stock for every $3.00 of the gross proceeds raised by the finder for a total of 63,667 warrants. The warrants have a term of 5 years and an exercise price of $0.50 per share. The warrants have an estimated fair value of $28,650 which was reported as financing costs for the year ended December 31, 2004.

Stock Options

1996 Stock Option Plan

On September 4, 1996, Zenascent adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "1996 Plan") allowing the Company to issue 500,000 incentive stock options to employees and non-qualified stock options to either employees or consultants. The total number of shares with respect to which options may be granted was increased to 1.15 million on January 24, 1997.

1998 Stock Option Plan

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

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options may be exercised upon delivery by the optionee of written notice of exercise and tender of full payment in cash or "mature" common stock, or, with the Plan Administrator's consent, in other property or through a broker-assisted cashless exercise mechanism or by such other method as the Plan Administrator may determine.

In the event of a merger, consolidation or sale of the Company (for purposes of this paragraph, the "Transaction") that does not result in a change of control, each optionee shall be entitled to receive in lieu of the shares of common stock as to which the Option was exercisable immediately prior to the Transaction (for purposes of this paragraph, the "Shares"), the number and class of shares of stock or other securities, cash or property to which the optionee would have been entitled pursuant to the terms of the Transaction if immediately prior to the Transaction, the optionee had been the holder of record of the Shares. In the event that the stockholders of the Company do not retain at least 50% of the voting power of the Company upon the consummation of the Transaction, either (i) the optionee shall be entitled to the same rights as in a Transaction that does not result in a change of control, (ii) the options may become fully vested and exercisable in full from and after a date prior to the effective date of such transaction or (iii) the Company may cancel outstanding options upon reasonable notice to the optionees.

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

2002 Stock Option Plan

On December 6, 2004, the shareholders of the Company approved the 2002 Stock Option Plan (the "2002 Plan"). The 2002 Plan will be administered by either the full Board of Directors or such committee of Directors as the full Board of Directors may form in the future for such purpose (in either case, the "Plan Administrator"). If the Plan Administrator is constituted as a committee, it will be structured so as to allow for the issuance of Incentive Options within the meaning of Section 422(b) of the Code, although both Incentive Options and Nonqualified Options may be issued pursuant to the 2002 Plan. The Plan Administrator has the discretion to determine the persons to whom options are granted (although Incentive Options may only be granted to officers and employees), the number of shares to be covered by each option and the option price. The 2002 Plan provides that the total amount of common stock with respect to which options may be granted shall not exceed 1,000,000 shares.

Although Nonqualified Options may be issued at any option price determined by the Plan Administrator, the option price for Incentive Options will be no less than the fair market value of the Common Stock on the date an option is granted

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(or 110% of fair market value in the case of persons holding 10% or more of the combined voting power of all classes of stock of the Company). The fair market value of Common Stock on July 25, 2002, as determined in accordance with the 2002 Plan, was approximately $1.00 per share. In addition, the aggregate fair market value (as of the date of grant) of all shares of stock issuable to an optionee pursuant to Incentive Options which become exercisable in a given calendar year cannot exceed $100,000 for such calendar year. Options become exercisable as provided by the Plan Administrator and shall become null and void upon the occurrence of certain conditions as determined by the Plan Administrator, including the expiration of no more than 10 years after the date of the grant (or five (5) years in the case of Incentive Options granted to persons holding 10% or more of the combined voting power of all classes of stock of the Company).

Plan Options may be exercised upon delivery by the optionee of written notice of exercise and tender of full payment in cash or "mature" common stock, or, with the Plan Administrator's consent, in other property or through a broker-assisted cashless exercise mechanism or by such other method as the Plan Administrator may determine.

At the discretion of the Plan Administrator, in the event of a Change of Control of the Company, as defined in the 2002 Plan (see Appendix D), (i) Plan Options may become fully vested and exercisable in accordance with the terms of the relevant option grant, (ii) the Company may cancel outstanding Plan Options upon reasonable notice to the optionees (cancellation may also be effected on these terms in connection with the liquidation of the Company) or (iii) if the Company is not the surviving entity in such Change of Control, arrange with such surviving entity for the assumption of each outstanding option granted under the 2002 Plan or the substitution of an equivalent option or right.

Subject to the limitations of the 2002 Plan, the maximum number of shares of Common Stock reserved for Plan Options and the number of shares of Common Stock represented by a Plan Option shall be subject to adjustment or substitution, as determined by the Plan Administrator in its sole discretion, as to the number or price of a share of stock subject to such options (A) in the event of changes in the outstanding Common Stock or in the capital structure of the Company by reason of stock or extraordinary cash dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, mergers, consolidations, combinations, exchanges, or other relevant changes in capitalization occurring after the date of grant of any option or (B) in the event of any change in applicable laws or any change in circumstances which results in or would result in any substantial dilution or enlargement of the rights granted to, or available for, persons granted options under the 2002 Plan, or which otherwise warrants equitable adjustment because it interferes with the intended operation of the 2002 Plan.

Unless otherwise provided in any Option agreement, the unexercised portion of any Option shall generally terminate on the earlier to occur of: (i) three months after the termination of the optionee's employment with the Company (with the exception of (a) termination "for cause" (as defined therein), (b) a disability (as defined therein), or (c) death of the optionee); (ii) immediately upon the optionee's termination for cause or if the optionee shall file any lawsuit or arbitration claim against the Company or any subsidiary; (iii) twelve months following the termination of the optionee's employment by reason of a disability; and (iv) twelve months after the termination of the optionee's employment by reason of death or as otherwise provided therein.

Plan Options generally may not be transferred other than by will or the laws of descent and distribution, or, in the case of Nonqualified Options, upon the prior written consent of the Plan Administrator. The delivery of Common Stock pursuant to the exercise of an option granted under the 2002 Plan is subject to the satisfaction by the optionee of all applicable tax withholding requirements by remitting cash to the Company or by other means approved by the Plan Administrator.

The 2002 Plan provides that it will terminate, unless earlier terminated as provided therein, on June 20, 2012. The 2002 Plan also provides that it may be amended or terminated at any time by the Plan Administrator, provided that no such amendment or termination shall be made without stockholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the 2002 Plan (including as necessary to prevent the Company from being denied a tax deduction on account of Section 162(m) of the Code). In addition, no such amendments or termination may impair the rights of an optionee with respect to existing Plan Options without the consent of that optionee.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has issued various stock options to employees and consultants. The options' vesting period varies from full vesting upon issuance of options to vesting over a three-year period. Stock option share activity and weighted average exercise price under these plans for the years ended December 31, 2003 and 2004 were as follows:

                                                                                    Number of       Weighted Average
                                                                                     Options         Exercise Price
                                                                                ---------------   -----------------
Balance, January 1, 2003                                                               315,832               $1.13
Expired                                                                                 (7,166)              (0.23)
                                                                                ---------------   -----------------
Balance, December 31, 2003                                                             308,666               $1.13
                                                                                ===============   =================

Exercisable at December 31, 2003                                                       308,666               $1.13
                                                                                ===============   =================
Balance, January 1, 2004                                                               308,666               $1.13
Expired                                                                                 (9,666)              (2.36)
                                                                                ---------------   -----------------
Balance, December 31, 2004                                                             299,000               $1.09
                                                                                ===============   =================


Options outstanding and exercisable by price range as of December 31, 2003 and December 31, 2004, respectively, were as follows:

                                             Number of          Weighted Average
                                          Outstanding and         Remaining             Weighted
    Range of                                Exercisable        Contractual Life          Average
    Exercise Price                           Options              in years            Exercise Price
   ---------------                       ------------------ ----------------------   ---------------
     $0.23 - $0.38                                  75,000           4.3                  $0.31
             $0.72                                   6,666           0.1                  $0.72
     $1.07 - $1.43                                 224,000           3.7                  $1.35
             $6.00                                   3,000           0.9                  $6.00
                                         ------------------
    Balance, December 31, 2003                     308,666
                                         ==================

                                             Number of          Weighted Average
                                           Outstanding and        Remaining             Weighted
    Range of                                Exercisable        Contractual Life          Average
    Exercise Price                           Options              in years            Exercise Price
   ---------------                      ------------------- ----------------------   ---------------
     $0.23 - $0.38                                  75,000           3.3                  $0.32
     $1.07 - $1.43                                 224,000           2.7                  $1.35
                                         ------------------
    Balance, December 31, 2004                     299,000
                                         ==================

Note 13. Income Taxes

At December 31, 2004, the Company had net operating loss carryforwards for Federal tax purposes of approximately $31,309,000, which are available to offset future taxable income, if any, through 2024. Under Federal Tax Law IRC Section 382, certain significant changes in ownership of the Company, including the reverse merger transaction of 2002, may restrict the future utilization of these tax loss carryforwards.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 2004, the Company had a deferred tax asset of approximately $10,645,000 representing the benefit of its net operating loss carryforwards. The Company has not recorded a tax benefit because realization of the tax benefit is uncertain and therefore a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $1,771,000 and $2,874,000 in 2004 and 2003, respectively.

Note 14. Commitments and Contingencies

Consulting Agreement

On January 6, 2004 the Company entered into a twelve-month consulting agreement with a company to provide general consulting services to the Company. This contract was then amended by letter agreement on January 30, 2004. Pursuant to the agreement as amended, the Company has agreed to issue to the consultant 3,000,000 restricted shares of the Company's common stock in exchange for the various services provided. Such shares shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of the Company's common stock. Additionally the Company has agreed to issue to the consultant an option to purchase 1,000,000 restricted shares of the Company's common stock on a fully diluted basis; 500,000 of which will have an exercise price of $1.00 and 500,000 of which will have an exercise price of $2.00 per share. The shares underlying the option shall contain piggyback registration rights and shall not be issued until after the Company obtains stockholder approval to increase the number of authorized shares of common stock of the Company. In the event that stockholder approval to increase the number of authorized shares of the Company is not successfully completed on or before June 30, 2004, the agreement shall be deemed null and void and the parties shall attempt to renegotiate the terms. On June 30, 2004, stockholder approval to increase the number of authorized shares of the Company was not successfully completed, and the Company has recognized the remaining deferred costs of $1,027,000 as a non-cash expense in the second quarter. During the year ended December 31, 2004, the Company ceased negotiations with the consultant and deemed the agreement, pursuant to its terms and conditions, to be null and void. The Company further deemed that no compensation was due the consultant in the form of cash, shares or options, and reversed all previously recorded transactions associated with this agreement, resulting in a credit of $2,055,000 which was reported as a separate line item, reversal of stock-based compensation due to expiration and nullification of contract, in the Company's Statement of Operations for the year ended December 31, 2004.

On December 12, 2002, the Company entered into a Consulting Agreement with Bulldog Entertainment, LLC for certain general business and boxing promotion related consulting services. The Agreement commenced on January 1, 2003 and continues through April 30, 2008. The Company issued 700,000 shares of its common stock valued at $560,000 to the consultant for services. This stock has piggyback registration rights. The value of these shares is being amortized over the life of the agreement.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

David Tua Agreements

Pursuant to a Sale and Purchase  Agreement  (the "Sale  Agreement")  dated as of
December 24, 2002 among Sports Tech, Ltd. ("Sports Tech"), Cedric Kushner Promotions, Ltd. ("CKP") and, for limited purposes, the Company and a Consent Agreement ("Consent") dated as of December 24, 2002 among David Tua, CKP and Tuaman, Inc., CKP acquired all of Sports Tech's right, title and interest in and to an exclusive promotional agreement (the "Tua EPA") with David Tua ("Tua"), a leading heavyweight contender. The term of the Tua EPA is for three years beginning on December 1, 2002, subject to certain options by CKP to extend such term based upon Tua being declared the world champion or number one contender. Pursuant to the Sale Agreement, CKP and the Company had agreed, among other things, to issue to Sports Tech 1,500,000 unregistered and restricted shares of common stock of the Company (provided that 250,000 of such shares have piggyback registration rights) with additional shares of common stock to be issued contingent upon Tua's future performance (See Note 12). Additionally, the Company agreed to issue an additional 200,000 shares of common stock in April of 2003 (See Note 12). Pursuant to the Consent, under certain circumstances relating to the success of the equity sale, CKP may be obligated to make certain non-interest bearing advances of purses to Tua.

Simultaneously with the execution of the Sale Agreement and the Consent, CKP entered into an agreement (the "America Presents Agreement") with America Presents Boxing LLC ("APB"), Tua's prior promoter, whereby APB released Tua from an Exclusive Co-Promotion Agreement (the "Co-Promotion Agreement") dated as of March 26, 2002 between APB and Cedric Kushner Boxing, Inc. Pursuant to the America Presents Agreement, CKP paid APB $400,000 and issued APB a $200,000 contingent promissory note (the "Contingent Note") which provided for payment of such amount if Tua was not declared the loser in his March 2003 bout ("Rahman Bout") with Hasim Rahman. The Rahman Bout ended in a draw and CKP paid the Contingent Note following the Rahman Bout.

Simultaneously with the closing of the Sale Agreement and the Consent, CKP sold 50% of its economic interest in the Tua EPA to various participants (the "Tua Participants") pursuant to separate agreements (each a "Tua Participation
Agreement") for an aggregate amount equal to $400,000. Such Tua Participation Agreements provide, among other things, that the first $400,000 of net revenues derived from the Tua EPA shall be remitted to the Tua Participants on a pari passu basis and that CKP shall cause the Company to issue to each Tua Participant a warrant to purchase unregistered and restricted shares of common stock of the Company with an aggregate value equal to 10% of the amount invested by each Tua Participant. Subsequently, the Company, Cedric Kushner, and two of the Tua Participants entered into separate agreements whereby the Company agreed that if (a) Cedric Kushner shall die after the date of the Agreement and such Tua Participant shall not have recouped the its original investment of $100,000 (the "Tua Amount") or (b) such Tua Participant has not recouped the Tua Amount on or prior to 24 months from February 23, 2003, such Tua Participant shall have the right to sell its rights and interest in and to the Tua EPA to the Company at a price equal to the difference, if any, between the Tua Amount and the amount recouped as of such date Kushner dies or the expiration of the 24 month period, as applicable.

On February 28, 2005, the Company was served by the Tua Participants wishing to exercise their right to sell their rights and interest under the Agreement as a result of their failure to recoup their Investor Amount on or prior to the date of expiration as defined in the Tua Participation Agreements. The Company and the Tua Participants are currently negotiating an extension of the Tua Participation Agreement.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Pledge This Holdings, LLC

On June 30, 2004, the Company and other parties entered into a limited liability agreement to form and become members of a Delaware limited liability company, Pledge This Holdings, LLC ("Pledge, LLC"). Pledge, LLC was formed to obtain necessary financing, produce and distribute a feature-length motion picture, including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution. In order to induce a group of investors ("Secured Party") to invest in and make accommodations to Pledge, LLC and in partial consideration of its 22.5% membership interest in Pledge, LLC, the Company entered into a Guarantee and Pledge Agreement whereby it guaranteed the repayment to the Secured Party of any portion of the Secured Party's $1,000,000 investment which has not been repaid by Pledge LLC on or before June 30, 2005. In the event the Secured Party has not been repaid on or before June 30, 2005, the Secured Party may take the following action until such time as they have been repaid: (i) take control of the film property of Pledge, LLC; and
(ii) sieze the Company's 15% interest in Pledge, LLC. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected. As of April 13, 2005, the $1,000,000 investment has not been repaid to the Secured Party.

As further consideration, the Company entered into a Class A Common Stock and Installment Agreement on June 30, 2004, whereby it agreed to reserve for further issuance to the Secured Party 1,000,000 shares of its Class A Common Stock, par value $.01 share per share, immediately upon obtaining stockholder approval. The fair value of this stock as of June 30, 2004 was $510,000, which was recognized as financing costs for the year ended December 31, 2004. The Company also agreed to pay the Secured Party an amount equal to 12% per annum on the Secured Party's investment of $1,000,000 in Pledge, LLC, payable on a quarterly basis. At December 31, 2004, the Company accrued $60,000 in unpaid interest.

The Company was further obligated under its limited liability agreement with Pledge LLC to arrange or make a capital contribution of $500,000 to Pledge, LLC within 20 days upon receipt of written notice from the managers, Messrs. James DiLorenzo and Juan Carlos Zapata, should they determine that sufficient capital is not otherwise available for Pledge, LLC to meet its cash flow requirements for production costs. This obligation has been satisfied.

Mr. DiLorenzo, a stockholder, officer and director of Cedric Kushner Promotions, Inc. originally had a 7% membership interest in Pledge, LLC., but has since relinquished such interest. Further, an affiliate of Livingston Investments, LLC, a related party of the Company, has a 6% membership interest in Pledge, LLC.

The possibility exists that the Company's position as it pertains to Pledge LLC may be ultimately diluted as subsequent financing is brought in to assure completion of the project. As of the date hereof, the Company was advised that Pledge LLC has raised approximately an additional $5,000,000, resulting in a dilution of the Company's membership interest to 15%. Accordingly, the Company has accounted for this investment under the cost method.

Pauly Shore is Dead

On September 13, 2004, a subsidiary of the Company, Ckrush Entertainment, Inc. ("Entertainment") and another party entered into an agreement regarding the distribution of the motion pictured entitled "Pauly Shore is Dead" ("Picture") whereby Entertainment guaranteed to spend a minimum of $250,000 and a maximum of $260,000 on the Picture in exchange for certain rights, including a 25% theatrical distribution fee. Entertainment will retain 100% of ancillary income streams from theatrical, television and international sales until it recoups its investment, after which, the domestic theatrical proceeds will be split evenly between Entertainment and the other party, with Entertainment retaining a minimum of 15% of these ancillary sales.

The Company has incurred costs totaling $109,957 in connection with distribution rights. These costs are being amortized over two years and are being carried as part of intangible assets. Amortization was $13,745 for the year ended December 31, 2004.

Lease Obligations

On April 4, 2003, the Company entered into a lease agreement for its current office facilities in New York City. The lease, which commenced on February 1, 2003 and continues until January 31, 2008, was modified on April 10, 2004.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum annual lease payments required under the modified lease agreement are as follows:

  Year Ending December 31,                       Annual Rent
                                             -----------------
                2005                         $         75,000
                2006                                   77,000
                2007                                   79,000
                2008                                    7,000
                                             -----------------
                                             $        238,000
                                             =================

Indemnification of Directors and Executive Officers

On July 22, 2004, our board of directors approved certain resolutions pursuant to which, to the fullest extent permitted under the laws of the State of Delaware, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty and we shall indemnify any such officer or director against any such liability, including reasonable attorney's fees and costs of litigation.

Other

Two of the Company's subsidiaries, Cedric Kushner Promotions, Ltd. ("CKP") and Cedric Kushner Sports Network ("CKSN"), were dissolved by proclamation on June 25, 2003 by the State of New York, Division of Corporations. The Company is in the process of reinstating CKP; however, CKSN will not be reinstated. There can be no assurances that the contracts entered into by CKP are enforceable until CKP has been reinstated. Accordingly, CKP's business is performed through its sister subsidiaries or parent until CKP is reinstated in the State of New York.

Note 15. Litigation

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

As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company was able to issue and transfer the Settlement shares to the Consultants in full and final settlement of all outstanding claims. The Company has no further obligation under the terms and conditions set forth in the Settlement Agreement.


Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter had been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. The Company has not made any payments pursuant to the settlement agreement and, therefore, is in default of the agreement. As of December 31, 2004 the Company remains in default of the settlement agreement.

Zomba Recording Corporation

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of December 31, 2004, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum. The balance on this obligation at December 31, 2004 amounted to $79,490, which is categorized as accrued litigation and judgments payable in the Company's consolidated financial statements. The Company is currently in default of the terms set forth in the forbearance agreement.

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

In a press release dated March 26, 2004, the Company, its officers, and its directors publicly announced they intend to vigorously defend themselves against the claims made by the SEC. If, however, the SEC were to prevail in its litigation, the Company's business, operations and financial condition may be materially and adversely affected. As of the date of this filing there has been no material change to this matter.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On or about August 31, 2004, the Company reached a letter agreement with National Sports Partners, wherein National Sports Partners has agreed to forbear any further action against the Company in exchange for full payment over time as stipulated in the agreement of the judgment amount outstanding equal to $239,486, plus any deferred interest. As of December 31, 2004 the Company has paid $45,000 against the judgment amount. However, the Company is currently in default of the letter agreement.

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

If Mathis elects to sell the Mathis Shares, the Company has agreed to guarantee that the proceeds from the sale of these Mathis Shares equal the Share Value. In further consideration for Mathis granting the Company the above option, the Company has agreed to deliver to Mathis at the same time the Mathis Shares are issued, an additional amount of shares of freely-tradable, unrestricted common stock of the Company equal to 10,000 shares for each calendar month after May 2003 that the Mathis Shares have not been delivered to Mathis (with Mathis' entitlement vesting on the first calendar day of each month commencing on June 1, 2003). For example, in the event the Mathis Shares are not delivered until September 15, 2003, the Company is required to deliver to Mathis an additional 40,000 shares of the Company's common stock, which will have vested 10,000 shares each on June 1, July 1, August 1, and September 1, 2003, respectively.
The Company has agreed to not make any extraordinary payments that are also outside the ordinary course of business to creditors, stockholders or employees. The settlement amounts are additionally secured by a lien on the East Hampton residence owned by the Company's President. On September 15, 2003 the Company defaulted on Mathis SA because the required shares were not issued and delivered to Mathis as required by the April 18, 2003 Mathis SA. As a result of the breach, Mathis was given the ability to enforce the judgment amount against the Company and its President.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On February 18, 2004 the Company paid Mathis an additional fee of $75,000 in an effort to forego any further action that Mathis was going to take either against the Company or Kushner individually. On March 24, 2004, the Company and Mathis entered into an amicable settlement arrangement whereby Mathis has agreed to release the Company, Cedric Kushner Promotions, Ltd., Cedric Kushner Productions, Ltd., and Cedric Kushner Boxing, Inc. from all liabilities and obligations including but not limited to those obligations arising from the
Mathis SA, entered into effective as of April 18, 2003, and the judgment obtained by Mathis in regards to a civil action against the Company's President and certain subsidiaries of the Company in the United States District Court for the Southern District of New York styled Buster Mathis, Jr. v. Cedric Kushner et al. In exchange for such release the Company has hired Mathis in a consulting capacity for a term of three years. Mathis will assist the Company as a talent scout in its endeavors to search for young amateur boxers with professional potential. In addition, Mathis has agreed to attend occasional meetings, events or functions on behalf of the Company, and to advise, and discuss new concepts and projects in development by the Company. As compensation for services rendered, the Company has agreed to pay Mathis $363,000 in full by July 15, 2004 resulting in the Company recognizing an additional amount of $105,756 in settlement expense in 2003. Additionally, the Company agreed that if Mathis shall not have received the full compensation of $363,000 by July 15, 2004, then the Company shall pay Mathis additional compensation of $3,500 per month for each month that the sum of $363,000 (exclusive of the additional compensation) has not been paid. At the sole option of the Company, in lieu of payments, the Company may tender Mathis freely tradable shares of common stock of the Company registered pursuant to a Form S-8 that the Company intends to file, although there is no assurance that this will occur. At its sole and exclusive option, the Company may elect to accelerate the payment schedule. As of December 6, 2004, the Company has an outstanding balance of $293,000 due Mathis, inclusive of fees for additional compensation of $3,500 per month commencing July 15, 2004. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Company issued 732,500 shares of common stock as consideration for the outstanding balance due. The shares were registered on form S-8 filed with the Securities and Exchange Commission on January 18, 2005.

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

On May 6, 2004 the Company and the boxer agreed to a settlement of the outstanding judgment. Pursuant to the agreement, the Company agreed to pay the boxer $50,000 in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment until August 1, 2004. The Company agreed to use its best efforts to cause its stockholders to increase the number of authorized common stock outstanding on or before August 1, 2004. The boxer and the Company would then enter into a settlement agreement whereby the Company would issue to the boxer common stock of the Company equal to the outstanding balance of $510,704 divided by the lesser of a 10% discount of the average closing bid price for the 60 day trading period prior to the date of such issuance, or a 10% discount of the price on the day of such issuance.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The parties then agreed to a fairness hearing whereby the final settlement agreement would be brought before a court to determine whether the settlement was fair and reasonable and, finally, issuing an exemption from registration of the settlement shares. If the Company was unable to issue the stock to the boxer, exempt from registration, Mosley may seek to enforce the unsatisfied balance of the judgment against the Company and resume the prosecution of this action against the Company. However, if the Company was unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company. Currently the Company is in default of the May 6, 2004 forbearance agreement. As of December 31, 2004, the Company had recorded as current notes payable $435,359 as the remaining liability to the boxer.

Dewayne Layfield

On March 10, 2003, CKP entered into an agreement with America Presents Boxing LLC ("APB") whereby APB sold, transferred and assigned to CKP all right, title and interest in and to APB's library (the "Library") of professional boxing contests and promotional rights (the "Promotional Rights," and together with the Library, the "APB Assets") in certain boxers. The purchase price for the APB Assets was $250,000 (the Fixed Amount") (subject to a price reduction if APB was not able to provide supporting documentation for a minimum number of programming hours of the Library) to be paid in equal monthly installments of $4,167 as well as an additional payment of $250,000, contingent upon the aggregate gross purse amounts of David Tua. CKP also agreed to pay a certain percentage of the net proceeds derived from the Promotional Rights to reduce the balance of the Fixed Amount. On September 1, 2003, the Company issued a promissory note for the Fixed Amount with a third party (the "Noteholder") whom had been transferred the rights through a separate agreement with APB. As of December 31, 2003, the note was in default. The balance on this note at December 31, 2003 amounted to $250,000. On or about January 8, 2004, APB commenced arbitration against the Company in which it was alleged that the Company defaulted upon the terms of the $250,000 note dated September 1, 2003. On or about March 30, 2004, this matter was settled pursuant to which Noteholder and the Company entered into a Forbearance Agreement pursuant to which the outstanding balance due under the note was restructured pursuant to a payout schedule. The Noteholder was given additional security interest in the Library, as collateral in the event of a material default, for the debt and the arbitration was dismissed without prejudice. As of the December 31, 2004 the amount owed pursuant to the Note was $175,000. During March 2005, the Company became in default of the forbearance agreement. On or about April 13, 2005, the Company received a Demand for Arbitration and attached Statement of Claim served by Layfield. Layfield seeks damages for breach of the Forbearance Agreement in the amount of $166,000, plus any lawful accruing interest fees and expenses.

Others

On or about August 3, 2004 the Company was served a Petition to Recover Damages for Breach of Contract, Temporary Restraining Order Preliminary Injunction, and Permanent Injunction by a third party. This petition calls for damages regarding loss of profits among other things, as well as reimbursement for other expenses in connection with a legal dispute between a fighter currently under an Exclusive Promotional Agreement with the Company and his former manager. The Company believes its involvement in this lawsuit is without merit.

In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At December 31, 2004, the Company accrued $1,147,224, inclusive of the amounts previously discussed, in addition to $702,234 classified as notes payable.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

Note 16.  Major Customers

Revenue from one customer accounted for approximately 31% and 43% of revenues for the years ended December 31, 2004 and 2003, respectively.

Note 17.  Subsequent Events

From January 1, 2005 to March 31, 2005, the Company repaid approximately $311,500 to various third parties pursuant to several promissory notes or loan agreements.

On January 10, 2005, the Company entered into a three year consulting agreement with a consultant to provide general consulting services to the Company. Pursuant to the agreement, the Company has issued to the consultant 3,000,000 restricted shares of the Company's common stock valued at $1,530,000 (to be amortized over the life of the agreement) for various services to be provided. Such shares shall be and were registered with the Securities and Exchange Commission on Form S-8 Registration Statement filed with the Commission on January 18, 2005. Additionally the Company has agreed to issue to the Consultant warrants to purchase an aggregate of twelve million (12,000,000) shares of Common Stock ("Warrants"), valued at approximately $5,880,000 (to be amortized over the life of the agreement and vesting terms), at an initial exercise price of $0.10 cents per share. The Warrants shall provide for cashless exercise. Notwithstanding any failure of the Consultant to perform any Services under this Agreement or the termination of this Agreement by the Company or the Consultant, with our without cause, the Warrants shall automatically vest and be immediately exercisable by the Consultant in three equal installments as follows: (i) Warrants to purchase four million (4,000,000) shares of Common Stock upon the execution of this Agreement, (ii) Warrants to purchase to purchase four million (4,000,000) shares of Common Stock on the first anniversary of the date of this Agreement, and (iii) Warrants to purchase to purchase four million (4,000,000) shares of Common Stock on the second anniversary of the date of this Agreement.

On January 12, 2005, the Company formed two new wholly-owned subsidiaries, Ckrush Sports, Inc. ("Sports") and Ckrush, Inc. ("Ckrush"). Both were organized as Delaware corporations. Sports will focus primarily on the sports and boxing sectors of the Company, while Ckrush will serve as the ultimate holding Company for the various Ckrush subsidiaries that have been set up as a result of the Company's diversification strategy.

On January 23, 2005, the Company entered into a debt settlement agreement with Yeend & Castaneda, LLP ("Y&C"); whereby Y&C are owed approximately $120,000 for past services provided the Company. Y&C and the Company agreed to the following terms: the Company shall pay to Y&C $37,500 payable as per an agreed upon schedule, the Company issued Y&C a warrant to purchase 245,000 share of common stock of the Company at an exercise price of $.10. Such warrant is valued at approximately $118,000 and shall contain a cashless exercise provision along with piggyback registration rights. Additionally, for full and final satisfaction of the indebtedness, the Company shall issue to Y&C 145,000 shares of unregistered and restricted common stock of the Company. Such shares have been valued at approximately $74,000 and shall also have the benefit of piggyback registration rights.

On February 9, 2005, the Company began to offer up to $3,000,000 in Common Stock of the Company for sale to accredited investors at a price of $.36 per Share (the "Offering") on a "best efforts" basis. The offering will be open until May 5, 2005 unless terminated earlier by the Company. The shares offered will have the benefit of "piggy-back" registration rights. On March 23, 2005, the Company revised the per share purchase price of the Shares from $0.36 per share to $0.25 per share. As of March 31, 2005, the Company received subscriptions of approximately $250,000.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 10, 2005 the Company entered into an agreement with its largest debt holders to retire and forgive indebtedness, terminate a consulting agreement and terminate and release liens on its boxing video library. The agreement with Livingston Investments, LLC and Mackin Charitable Remainder Trust will eliminate approximately $3,500,000 of debt and obligations of CKP, including approximately $800,000 of future obligations. Livingston and Mackin shall receive, in addition to cash consideration, an aggregate of 800,000 shares of common stock and a warrant to purchase shares of Common Stock of the Company, vesting with respect to 1,500,000 shares of Common Stock annually over a 5 year period commencing in 2006. The warrants have an exercise price of $.10 per share. The shares and warrants will be unregistered and the shares as well as the shares underlying the warrants shall have the benefit of "piggy-back" registration rights and other rights subject to vesting. The parties shall also enter into an exclusive licensing agreement regarding the licensing of certain electronic media rights to boxing libraries owned by CKP outside of the United States. Additionally, the Company shall pay the parties as they designate $330,000 in three monthly installments commencing February. The parties have executed a binding term sheet reflecting their agreements, which will be amplified by the execution and delivery of definitive agreements by the parties. The Company and the holders signed an extension until May 30, 2005.

On February 15, 2005, the Company entered into a conversion agreement with a debt holder, whereby the holder is currently owed in the aggregate $275,000 by the Company on various short term loans of which the Company is currently in default. The holder agreed to convert $75,000 of his loan into Common Stock of the Company at a price of $.36 per share. The holder further agreed to enter into a new 6-month note with the Company for the remainder of the $200,000 principal amount outstanding. In exchange the Company agreed to issue to the holder 250,000 shares of the Company's Common Stock as a penalty payment for being in default of the $275,000 loans. The value of the 250,000 penalty shares amounted to $142,500 and was charged to operations as finance costs in the year ended December 31, 2004.

Between January 1, 2005 and February 7, 2005, the Company sold an aggregate of 2,316 shares of Series E Preferred Stock for gross proceeds of $833,863 with a liquidation preference of $833,863.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

During the year ended December 31, 2004, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers:

Name                         Age              Position
----                         ---              ---------
Cedric Kushner               56               President & Chairman
James DiLorenzo              40               Secretary, Treasurer & Executive
                                              Vice President

Cedric Kushner, 56, became our President and a director on April 30, 2002. The Company's President has served as president of Cedric Kushner Boxing, Inc. ("CKB") and its predecessor companies since 1974. From 1974 to 1982, the Company's President was one of the premier rock `n' roll promoters in the United States. He promoted the likes of Steppenwolf, Fleetwood Mac, Bob Segar, Rod Stewart, Journey, Joni Mitchell and the Rolling Stones. Since 1982, the Company's President has steadily established himself as a respected promoter in the world of boxing.

James DiLorenzo, 40, became our Executive Vice President, Secretary and Treasurer, as well as a director, on April 30, 2002. Mr. DiLorenzo joined CKB's predecessor in 1991 and became a partner in 1998. Mr. DiLorenzo has served as executive vice president, secretary and treasurer of CKB and its predecessor since 1999. Mr. DiLorenzo created the popular "Heavyweight Explosion" and "ThunderBox" series and is currently the head of all of CKB's media endeavors. Mr. DiLorenzo also manages CKB's international and domestic television distribution.

The Company's directors are elected at our annual meeting of stockholders and each director holds office until his successor is elected and qualified. The Company's officers are elected by the board of directors until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the board of directors. There are no family relationships among any of the Company's directors and executive officers.

No circumstances are presently known that would render any director listed above unavailable, except that, as disclosed in the Legal Proceedings section, on March 24, 2004, the United States Securities and Exchange Commission brought a civil action against Cedric Kushner Promotions, Inc., Cedric Kushner, James DiLorenzo and another former director, in federal district court for the Southern District of New York (No. 04 CV 2324) for alleged violations of the Securities Exchange Act of 1934 and the Public Company Accounting Reform and Investors Protection Act of 2002. The remedies sought by the SEC include, but are not limited to:

     o    Monetary fines levied upon the Company and its officers and directors;
     o Permanently barring Messrs. Kushner, DiLorenzo from serving as officers or directors of the Company and any other publicly traded corporation; and
     o Permanently restraining and enjoining the Company, its officers and directors from violating the federal securities laws, rules and regulations.

Any  unfavorable  outcome to this  litigation  could  include one or more of the
remedies   described  above,   which  could  result  in  the  director  becoming
unavailable.

Indemnification of Directors and Executive Officers

On July 22, 2004, our board of directors approved certain resolutions pursuant to which, to the fullest extent permitted under the laws of the State of Delaware, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty and we shall indemnify any such officer or director against any such liability, including reasonable attorney's fees and costs of litigation. The effect of this is to eliminate our rights and our shareholders (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Committees of the Board of Directors

The Company currently does not have any formed committees of its Board of Directors, including an audit committee financial expert; as such term is defined in Item 401 of Regulation S-B. The Company has been unable to identify a suitable nominee to serve as an audit committee financial expert.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. The Code of Ethics was filed as an exhibit to the Company's Form 10-KSB on June 25, 2004. Upon request, the Company will provide to any person without charge a copy of the Code of Ethics. Any such request should be directed to: Attn: James DiLorenzo, Cedric Kushner Promotions, Inc., 1414 Avenue of Americas, Suite 406, New York, New York 10019.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company's review of copies of all disclosure reports filed by directors, executive officers or beneficial owners of more than 10% of any class of equity securities of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following directors and executive officers of the Company failed to timely file reports based solely upon a review of Form 3, Form 4 and Form 5 filings during the year ended December 31, 2004, certain written representations and shareholders who, to the best of the Company's knowledge, hold 10% or more of the Company's shares:

Cedric Kushner, the Company's President and Director, and James Dilorenzo, the Company's Vice President and Director, failed to timely file Form 4's on one occasion.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation during each of the last three fiscal years to our Chief Executive Officer for each of those years and any officer who earned in excess of $100,000 in any of the last three fiscal years.

                                     Annual Compensation                       Long-Term Compensation
                                   --------------------------------------- -----------------------------------------------------
                                                                                  Awards                           Payouts
                                                                           ---------------------------    ----------------------
                                                                                           Securities
Name and                    Year      Salary      Bonus   Other Annual   Restricted Stock  Underlying     LTIP       All Others
Principal Position                                          Compensation       Awards      Options/SAR's  Payouts   Compensation
- --------------------------------------------------------------------------------------------------------------------------------
Cedric Kushner
  Chairman of the Board      2004        $      0    -           -              -             -              -          -
  & President                2003        $      0    -           -              -             -              -          -
                             2002        $127,000    -           -              -             -              -          -

Jim DiLorenzo                2004        $104,000    -           -              -             -              -          -
  Secretary, Treasurer       2003        $104,000    -           -              -             -              -          -
  & Executive Vice President 2002        $137,000    -           -              -             -              -          -

Compensation of Directors

The Company's directors are reimbursed for any out-of-pocket expenses incurred by them for attendance at meetings of the Board of Directors or committees thereof.

Stock Option Grants and Exercises

There were no Stock Option Grants or Exercises in 2004.

Option/SAR Grants in Last Fiscal Year

During the last completed fiscal year, ended December 31, 2004, the Company did not grant any stock options to any of the officers named in the Summary Compensation Table (Item. 10). The Company also did not grant any stock appreciation rights (as defined in Item 402(a)(6)(i) of Regulation S-B under the Securities Act) during the last completed fiscal year, and has no stock appreciation rights outstanding.

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

Name and Address of Beneficial Owner,                           Amount and Nature          Beneficial Ownership
as of December 31, 2004                                         Beneficial Ownership (1)   Percentage (1)
- --------------------------------------------------------------------------------------------------------------
Cedric Kushner                                                   20,600,537  (3)                   38.3%
     Cedric Kushner Promotions, Inc
     1414 Avenue of Americas, Suite 406
     New York, New York 10019

 James DiLorenzo                                                  3,616,540  (4)                    6.7%
     Cedric Kushner Promotions, Inc
     1414 Avenue of Americas, Suite 406
     New York, New York 10019

                                                                 ----------------         --------------
 All Directors and officers as a Group (3 persons)               24,217,077                          45%
                                                                 ----------------         --------------
 Other Shareholders
 Elliot Davis                                                     2,766,666  (2)                      5%
     c/o CSI
     7250 West Palmetto Park Road, Suite 106
     Boca Raton, Florida 33433-3439

 Livingston Investments, LLC                                      2,733,768  (5)                      5%
     322 East 50th Street
     New York, New York 10022


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

(2) Consists of 1,375,000 shares of common stock and warrants to purchase an aggregate of 1,375,000 shares of common stock.

(3) Consists of 339,789 shares of Series D Preferred, which does contain any conversion rights, but has the voting equivalent of 50 shares of common stock per share of Series D for an aggregate of 37,250,198 votes.

(4) Consists of 59,963 shares of Series D Preferred, which does contain any conversion rights, but has the voting equivalent of 50 shares of common stock per share of Series D for an aggregate of 6,554,72 votes.

(5) Consists of 2,233,768 shares of common stock and warrants to purchase an aggregate of 500,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Payable - Stockholders

In October, 2003, the Company borrowed $220,000 from a shareholder. The note bears interest at 18% per annum and is currently in default. The balance on this note at December 31, 2004 amounted to $220,000.

On February 19, 2004 the Company and its President agreed to convert the Company's outstanding debt to its President into equity. Pursuant to the agreement the aggregate amount outstanding of $1,628,911 relating to various personal loans made by the President to the Company shall be converted into 65,156 shares of the Company's Series B Preferred Stock. As a result of our Definitive Proxy Statement voted on and approved by the shareholders of the Company on December 6, 2004, which increased the Company's number of authorized shares of common stock from 20,000,000 to 100,000,000 shares, the Series B Preferred automatically converted into 3,257,800 shares of the Company's Common Stock. The fair value of the Common Stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's Common Stock, which approximates $3,500,000. Therefore, the Company recognized financing costs, related to this transaction, of approximately $1,800,000 for the year ending December 31, 2004.

The Company entered into a consulting agreement with one of the Company's stockholders whereby the stockholder will receive, at a minimum, $5,000 per week for ten years. The consulting agreement also entitled the stockholder to 10% of net profit, as defined in the agreement, for events generating total revenues in excess of $500,000, 20% of net profit from sales related to the acquired video library and 15% of net proceeds of any qualified financing, as defined in the agreement, to be used to redeem the stockholder's Series C Convertible Preferred stock at a share price equal to the liquidation preference value per share. The Company, however, had the ability to terminate the consulting agreement after covered payments, as defined in the agreement, of $4,300,000 were made no later than March 25, 2005 or $5,300,000 were made no later than March 25, 2012. As such, the Company recorded the minimum payments pursuant to the consulting agreement as additional purchase consideration at a present value of approximately $1,449,000 as of the Big Content merger date of March 15, 2002, using an imputed interest rate of 15% per annum.

In connection with the above referenced consulting agreement in the original amount $2,600,000 payable in weekly installments of $5,000 over ten years without interest. The total remaining amount owing as of December 31, 2004 was $2,056,754. In accordance with the guidance in paragraph 37(k) of SFAS 141, this liability was recorded at present value of $1,417,957, as of December 31, 2004, utilizing appropriate current imputed interest rates. The Company determined that an appropriate imputed interest rate was 15% per annum. The amount of interest imputed for the years ended December 31, 2004 and 2003 were $186,785 and $200,529, respectively. Our subsidiary, Big Content, has granted a first priority security interest in certain intellectual media assets to this note holder and certain of its affiliates as collateral for our payment obligations under various agreements. If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

Scheduled maturities of notes payable - stockholders at December 31, 2004 are as follows:

                   Year Ending December 31,
                           2005                            $           642,946
                           2006                                         91,000
                           2007                                        104,000
                           2008                                        117,000
                           2009                                        130,000
                        Thereafter                                     553,011
                                                           --------------------
               Total notes and loans payable                         1,637,957
                  Less: current portion                                642,946
                                                           --------------------
       Notes and loans payable, less current portion       $           995,011
                                                           ====================

Related Party Loans Receivable and Payable

On February 19, 2004, the Company and its President agreed to convert the Company's outstanding debt to its President into equity. Pursuant to the agreement, the aggregate amount outstanding of $1,628,911 relating to various personal loans made by the President to the Company shall be converted into 65,156 shares of the Company's Series B Preferred Stock. Immediately following stockholder approval to increase the Company's authorized common stock, the Series B Preferred shall automatically convert into 3,257,800 shares of the Company's common stock. The fair value of the common stock, upon conversion, was $1.06 per share on the date of the agreement. Accordingly, the value of the 65,156 shares of Preferred B Stock is identical to the value of 3,257,800 shares of the Company's common stock, which approximated $3,500,000. Therefore, the Company recognized financing costs, related to this transaction, of approximately $1,800,000 for the year ending December 31, 2004.

At December 31, 2004, the balance owed to the Company's President was $117,173. These amounts advanced to the Company by the President are unsecured, have no specific terms, conditions or maturities.

At December  31, 2004,  the balance owed to the  Company's  Vice  President  was
$122,128. These amounts advanced to the Company by the Vice President are unsecured, have no specific terms, conditions or maturities.

The Company has an unsecured non-interest bearing receivable due from a stockholder and consultant. At December 31, 2004, the balance receivable from this consultant was $170,020. Such advances were repaid in full during the quarter ended March 31, 2005.

ITEM 13. EXHIBITS

Exhibit
Number     Description

2.1* Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo.(2)
2.2* Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2.3* Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
3.1*    Articles of Incorporation of the Registrant (1)
3.2* Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004. (4)
3.3*    By-laws of Registrant (1)
3.4* Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004.(6)
3.5     Amendment to the By-Laws of Cedric Kushner Promotions, Inc.
3.6 Amendments to the Certificate of Incorporation of Cedric Kushner Promotions, Inc.
4.1*    Specimen common stock Certificate (1)
10.1*   1996 Incentive and Non-qualified Stock Option Plan (1)
10.2* Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.3* Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.4*   1998 Incentive and Non-qualified Stock Option Plan (1)
10.5* Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.6* Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.7* Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.8* Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc. (2)
10.9* Payment Agreement, effective August 1, 2001, between the Company and Summit Trading Limited. (2)
10.10* Form of Note and Warrant Purchase Agreement, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.11* Form of Promissory Note, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.12* Form of Warrant to Purchase Common Stock, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.13* Termination Agreement regarding the Consulting Agreement and Payment Agreement, dated January 30, 2002,between the Company, Investor Relations Services, Inc., and Summit Trading Limited. (2)
10.14* Form of Note and Warrant Purchase Agreement, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.15* Form of Convertible Promissory Note, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.16* Form of Warrant to Purchase Common Stock, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.17* Form of Convertible Promissory Note, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.18* Form of Warrant to Purchase Common Stock, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.19* Form of Note and Warrant Purchase Agreement, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.20* Form of Warrant to Purchase Common Stock, executed May, 28 2003 between the Company and a purchaser in a private placement (3)
10.21* Form of Note and Warrant Purchase Agreement, executed May, 28 2003 between the Company and a purchaser in a private placement. (3) 10.22* Form of Convertible Promissory Note, executed May, 28 2003 between the Company and a purchaser in a private placement. (3)

10.23* Form of Promissory Note, executed January 30, 2003, between the Company and a lender. (3)
10.24* Form of Promissory Note, executed March 24, 2003, between the Company and a lender. (3)
10.25* Form of Promissory Note, executed March 27, 2003, between the Company and a lender. (3)
10.26* Form of Warrant to Purchase Common Stock, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.27* Form of Convertible Promissory Note, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.28* Form of Note and Warrant Purchase Agreement, executed August 12, 2003 between the Company and a purchaser in a private placement. (3)
10.29* Form of Warrant to Purchase Common Stock between the Company and Yeend & Castaneda, dated September 5, 2003 (3)
10.30* Consulting Agreement, effective January 6, 2004, between the Company and SOS Resource Services, Inc. (3)
10.31* Amendment to the Consulting Agreement between the Company and SOS Resource Services, Inc., dated January 30, 2004. (3) 10.32* Form of Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.33* Form of Warrant to Purchase Common Stock, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.34* Form of Convertible Promissory Note, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.35* Supplement to the Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement.
        (3)
10.36* Consulting Agreement, effective January 1, 2004, between the Company and Bulldog Management, LLC. (3)
10.37* Form of Warrant to Purchase Common Stock, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.38* Form of Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.39* Form of Convertible Promissory Note, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.40* Supplement, dated March 19, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.41* Supplement, dated March 29, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.42* Exchange Agreement, dated February 19, 2004, between the Company and Cedric Kushner. (3)
10.43* Amended Exchange Agreement, dated May 7, 2004, between the Company and Cedric Kushner. (3)
10.44* Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr. (3)(7)
10.45* Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield. (3)
10.46* Consulting Agreement, effective June 1, 2004, between the Company and Roy Roberts. (4)(7)
10.47* Form of Note and Warrant Purchase Agreement, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.48* Form of Convertible Promissory Note, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.49* Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.50*  2002 Incentive and Non-qualified Stock Option Plan (5)
10.51* Consulting Agreement, effective January 10, 2005, between the Company and Philabelle Consulting, LLC. (7)
10.52* Amendment to Consulting Agreement, dated October 31, 2004, between the Company and Roy Roberts. (7)
10.53* Amendment to Consulting Agreement, dated October 31, 2004, between the Company and Roy Roberts. (7)
10.54* Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc, (8)

10.55 Conversion Agreement, dated February 15, 2005, between the Company and a NoteHolder
10.56 Debt Settlement Agreement, dated January 23, 2005, between the Company and Yeend & Castaneda, LLP.
14.1*   Code of Ethics.
21.1    Subsidiaries of Registrant
31.1    Certification  by Chief  Executive  Officer  pursuant to  Sarbanes-Oxley
        Section 302.
31.2    Certification  by Chief  Financial  Officer  pursuant to  Sarbanes-Oxley
        Section 302.
32.1    Certification by Chief Executive  Officer pursuant to 18 U.S.C.  Section
        1350
32.2    Certification by Chief Financial  Officer pursuant to 18 U.S.C.  Section
        1350

                  * Previously filed.

        (1) Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on Form July 7, 1998.
        (2) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form May 15, 2002.
        (3) Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form June 25, 2004.
        (4) Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form August 13, 2004.
       (5)  Incorporated by reference to our Information  Statement on Schedule
        14A-6 filed with the Securities and Exchange Commission on Form November
        12, 2004.
        (6) Incorporated by reference to our Current Report on Form 10-QSB/A filed with the Securities and Exchange Commission on Form November 18, 2004.
        (7) Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on Form January 18, 2005.
        (8) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form February 15, 2005.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees (Exhibit 14.1) that applies to all of the officers, directors and employees of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
The aggregate fees billed in 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each of the fiscal years ended December 31, 2004 and 2003 were:

        $99,000 billed by Wolinetz, Lafazan & Company, P.C. for the audit of the Company's annual financial statements for 2004 and the review of its interm quarterly financial statements; and

        $93,000 billed by Wolinetz, Lafazan & Company, P.C. for the audit of the Company's annual financial statements for 2003 and the review of its interm quarterly financial statements.

AUDIT-RELATED FEES
The Company did not incur any fees for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES
Our principal accountants did not render any services for tax compliance, tax advice, and tax planning work for the fiscal years ended December 31, 2004 and December 31, 2003.

ALL OTHER FEES
Our principal accountants did not render any other services for the fiscal years ended December 31, 2004 and December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CEDRIC KUSHNER PROMOTIONS, INC. & SUBSIDIARIES







Date: May 13, 2005                /s/ Cedric Kushner
                                    ------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 13, 2005                /s/ James DiLorenzo
                                    -------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)