Form 10QSB
period 2005-03-31
CEDRIC KUSHNER PROMOTIONS INC
filed 2005-08-16
CIK 1064539

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


         1414 Avenue of Americas, Suite 406 New York, NY 10019 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x_ No__


                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            As of August 11, 2005, there were 65,785,445 outstanding
               shares of common stock, par value $0.01 per share.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES


                                      INDEX
                                       TO
                                   FORM 10-QSB
                                                                         Page
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2005 (Unaudited)         3

Condensed Consolidated Statements of Operations for the three
  months ended March 31 2005 and 2004 (Unaudited)                          5

Condensed Consolidated Statements of Cash Flows for
  the three months ended March 31 2005 and 2004 (Unaudited)                6

Notes to Condensed Consolidated Financial Statements                       8

Item 2. Management's Discussion and Analysis or Plan of Operation         24

Item 3.Controls and Procedures                                            29

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                             30

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds   35

Item 3.     Defaults Upon Senior Securities                               38

Item 4.     Submission of Matters to a Vote of Security Holders           38

Item 5.     Other Information                                             38

Item 6.     Exhibits                                                      39

            SIGNATURES                                                    43

            CERTIFICATIONS                                                44
                                       -2-

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS
      CURRENT ASSETS:
            Cash .......................................................................   $     39,661
            Accounts receivable ........................................................         74,658
            Other current assets .......................................................        135,525
                                                                                           ------------
         TOTAL CURRENT ASSETS ..........................................................        249,844
                                                                                           ------------

PROPERTY AND EQUIPMENT, NET ............................................................         30,332

OTHER ASSETS:
            Prepaid signing bonuses, net................................................        102,135
            Security deposit ...........................................................         21,438
            Investment in LLC ..........................................................        149,000
            Intangible assets, net .....................................................        385,060
                                                                                           ------------
         TOTAL ASSETS ..................................................................   $    937,809
                                                                                           ============

See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
MARCH 31, 2005


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
      CURRENT LIABILITIES:

            Accounts payable ...........................................................   $  2,903,654
            Accrued litigation and judgments payable ...................................      1,114,719
            Due to stockholders/officers ...............................................        189,905
            Current portion of notes payable - stockholders ............................        554,080
            Current portion of notes and loans payable .................................      3,236,051
            Convertible notes payable ..................................................        191,000
            Accrued expenses and other current liabilities .............................      2,335,654
            Escrow funds payable .......................................................         41,400
            Deferred revenue ...........................................................        400,000
                                                                                           ------------
                  TOTAL CURRENT LIABILITIES ............................................     10,966,463
                                                                                           ------------
      LONG-TERM LIABILITIES:
            Notes payable - stockholders, less current portion .........................        995,011
            Notes and loans payable, less current portion ..............................      1,000,000
                                                                                           ------------
                  TOTAL  LONG-TERM LIABILITIES .........................................      1,995,011
                                                                                           ------------
                  TOTAL  LIABILITIES ...................................................     12,961,474
                                                                                           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
      Series D, $.01 par value, authorized 399,752 shares,
            399,752 shares issued and outstanding (liquidation preference of $2,430,000)          3,998
      Series E, $.01 par value, authorized 14,000 shares,
            6,559 shares issued and outstanding (liquidation preference of $2,361,240) .             66
      Common stock, $.01 par value, authorized 100,000,000 shares
            58,487,745 shares issued and 58,382,961 shares outstanding .................        584,877
      Additional paid-in capital .......................................................     36,970,172
      Accumulated deficit ..............................................................    (42,134,439)
      Deferred consulting fees .........................................................     (7,169,111)
      Deferred signing bonuses .........................................................       (194,228)
      Treasury stock, at cost - 104,784 shares of common stock .........................        (85,000)
                                                                                           ------------
TOTAL STOCKHOLDERS' DEFICIENCY .........................................................    (12,023,665)
                                                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .........................................   $    937,809
                                                                                           ============

See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                    2005           2004
                                                                ------------    ------------
REVENUES
      Boxing promotions .....................................   $     77,199    $  1,327,373
      Media .................................................          1,317         229,370
                                                                ------------    ------------
        TOTAL REVENUES ......................................         78,516       1,556,743
                                                                ------------    ------------
OPERATING COSTS AND EXPENSES
      Cost of revenues - boxing promotions ..................         74,746       1,454,353
      Cost of revenues - media ..............................         24,843         175,773
      Selling, general and administrative ...................        786,673         799,647
      Amortization of signing bonuses .......................         59,937         143,088
      Amortization of intangible assets .....................         59,460          68,333
      Depreciation and amortization of property
            and equipment ...................................          2,061           2,446
      Compensatory element of stock and warrant
            issuances for selling, general and administrative
            expenses ........................................        576,889         495,500
                                                                ------------    ------------
            TOTAL OPERATING COSTS AND EXPENSES ..............      1,584,609       3,139,140
                                                                ------------    ------------
            LOSS FROM OPERATIONS ............................     (1,506,093)     (1,582,397)
                                                                ------------    ------------
OTHER INCOME (EXPENSES)
      Other income ..........................................                         25,000
      Interest expense - related parties ....................        (54,551)        (62,971)
      Interest expense - other ..............................       (117,307)       (159,954)
      Financing costs paid in stocks and warrants ...........        (43,750)
      Financing costs paid in preferred stock in connection
            with debt conversion - related party ............                     (3,396,582)
                                                                ------------    ------------
            TOTAL OTHER INCOME (EXPENSES) ...................       (215,608)     (3,594,507)
                                                                ------------    ------------

NET LOSS ....................................................   ($ 1,721,701)   ($ 5,176,904)
                                                                ============    ============
Net loss applicable to common stock:
Net loss ....................................................   ($ 1,721,701)   ($ 5,176,904)
Preferred stock dividends - Series A ........................                         (8,434)
                                                                ------------    ------------
Net loss applicable to common stock .........................   ($ 1,721,701)   ($ 5,185,338)
                                                                ============    ============
NET LOSS PER COMMON SHARE (basic and diluted) ...............   ($      0.03)   ($      0.49)
                                                                ============    ============
PRO- FORMA NET LOSS
PER COMMON SHARE (basic and diluted) ........................   ($      0.03)   ($      0.09)
                                                                ============    ============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
      Basic and diluted .....................................     57,312,043      10,648,707
                                                                ============    ============
Pro-forma basic and diluted .................................              -      57,001,267
                                                                ============    ============

See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                             2005           2004
                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss .........................................  $(1,721,701)  $(5,176,904)
Adjustments to reconcile net loss
      to net cash used in operating activities:
Depreciation and amortization ..........................       84,646       213,867
Amortization of debt discount ..........................         --         507,708
Amortization of deferred finance costs .................       36,812          --
Provision for losses on accounts receivable ............       10,000        33,121
Compensatory element of stock and warrant issuances
      for selling, general and administrative expenses .      576,889       495,500
Financing costs paid in stocks and warrants ............       43,750     2,888,874
(Increase) decrease in operating assets:
      Accounts receivable ..............................        8,672      (127,212)
      Escrow Funds .....................................         --        (535,980)
      Miscellaneous receivables and other current assets      (31,777)      (13,788)
Increase (decrease) in operating liabilities:
      Accounts payable .................................      135,507        15,531
      Accrued litigation and judgments payable .........      (32,505)       19,208
      Accrued expenses and other current liabilities ...       91,358        96,475
                                                           ----------    ----------
          NET CASH USED IN OPERATING ACTIVITIES ........     (798,349)   (1,583,601)
                                                           ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for prepaid signing bonuses .........         --         (10,000)
      Proceeds from sale of boxing promotional agreement         --          25,000
      Purchases of property and equipment ..............       (6,049)         --
      Investment in entertainment activities ...........      (37,000)         --
      Other ............................................        1,401
                                                           ----------    ----------
          NET CASH PROVIDED BY
           (USED) IN INVESTING ACTIVITIES...............      (41,648)       15,000
                                                           ----------    ----------

See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
(Unaudited) (continued)

                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                               2005           2004
                                                                           -----------    -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Advances from and (repayments to) stockholders and related parties       (49,396)        58,865
      Proceeds from advances to related party                                  170,020           --
      Repayments of notes payable to stockholders and related parties ..      (137,706)       (58,227)
      Proceeds from notes payable - stockholders .......................        48,840
      Proceeds from convertible debt ...................................          --        1,577,000
      Proceeds from preferrred stock ...................................       634,800           --
      Proceeds from common stock .......................................       250,401           --
      Repayment of notes and loans payable - stockholders ..............          --           (9,000)
      Proceeeds of preferred stock escrow account ......................        41,400           --
      Increase in dividend due on preferred stocks .....................          --           (8,434)
      Proceeds from notes and loans payable - other ....................        21,500        315,000
      Repayment of notes and loans payable - other .....................      (319,500)      (246,500)
                                                                           -----------    -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES ................       660,359      1,628,704
                                                                           -----------    -----------
              NET INCREASE  IN CASH ....................................      (179,638)        60,103

      CASH, BEGINNING OF PERIOD ........................................       219,299         21,205
                                                                           -----------    -----------
      CASH, END OF PERIOD ..............................................   $    39,661    $    81,308
                                                                           ===========    ===========


Supplemental Disclosures:

Cash paid during the period for:
      Interest .........................................................   $    58,294    $    38,176
                                                                           ===========    ===========
Non-cash investing and financing activities:
      Common stock to be issued pursuant to consulting agreements ......                  $ 1,740,000
      Transfer of accrued expenses to note payable - stockholder .......                  $    73,016
      Conversion of stockholder accrued interest to accrued expenses ...                  $    91,691
      Conversion of stockholder net advances into equity ...............                  $   636,554
      Conversion of note payable stockholder  to equity ................                  $   992,357
      Conversion of stockholder accrued interest into equity ...........                  $    83,973
      Recording of debt discount .......................................                  $ 1,577,000
      Transfer of  notes payable to convertible debt ...................                  $    10,000
Conversion of note payable to common stock .............................   $    75,000
Stocks and warrants issued in connection with deferred consulting fees .   $ 7,410,000
Conversion of accrued expenses to common stock and warrants ............   $   334,050
Conversion of escrow funds payable relating to preferred E .............   $   199,064

See accompanying notes to the condensed consolidated financial statements.

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

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and supplementary data included in the Annual Report on Form 10-K/SB, filed on May 13,2005.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005 or any other period.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,721,702 during the three months ended March 31, 2005. In addition, the Company had a working capital deficiency of $10,716,619 and stockholders' deficiency of $12,023,666 at March 31, 2005. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.

On January 12, 2005, the Company formed two new wholly-owned subsidiaries, Ckrush Sports, Inc. ("Sports") and Ckrush, Inc. ("Ckrush"). Both were organized as Delaware corporations. Sports will focus primarily on the sports entertainment and boxing sector of the Company, while Ckrush will serve as the ultimate holding Company for the various Ckrush subsidiaries that have been set up as a result of the Company's diversification strategy.


Note 2. Segment Data

The Company has three reportable segments: boxing promotions, media, and entertainment. The boxing promotions segment produces and syndicates championship boxing events for distribution worldwide. The media segment, consisting primarily of the Big Content subsidiary and its ThunderBox subsidiary, manages the creation, distribution (domestically and internationally), and maintenance of all sports media holdings, including the Company's media library of videotaped boxing events and current original television programming. The entertainment segment will produce or co produce films, television programming and other video products.

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The Company's reportable segments are strategic business units that offer different outputs. The following table presents information about the Company's business segments as of and for the three months ended March 31, 2005:

                                                       Boxing promotions      Media        Entertainment        Total
                                                      -----------------    ------------    -------------        -----
Net revenue from external customers                         $77,199            $1,317                           $78,516
Operating loss                                           $1,028,740          $477,353                        $1,506,093
Amortization of signing bonuses                             $59,937                                             $59,937
Amortization of intangible assets                                             $59,460                           $59,460
Depreciation and amortization of property and equipme        $1,030            $1,031                            $2,061
Compensatory element of stock and warrant issuances
  for selling, general and administrative expenses         $576,889                                             576,889
Interest expense - other                                    $87,307                           $30,000          $117,307
Interest expense - related parties                          $54,551                                             $54,551

Total identifiable assets                                  $472,034          $316,776        $149,000          $937,809

The following table presents information about the Company's business segments as of and for the three months ended March 31, 2004:

                                                              Boxing promotions      Media              Total
                                                             ----------------- ----------------- --------------------
Net revenue from external customers                                $1,327,373          $229,370           $1,556,743
Operating loss                                                     $1,060,206          $522,191           $1,582,397
Amortization of signing bonuses                                      $143,088                 -             $143,088
Amortization of intangible assets                                           -           $68,333              $68,333
Depreciation and amortization of property and equipment                $1,639              $807               $2,446
Compensatory element of stock and warrant issuances                  $331,985          $163,515             $495,500
  for selling, general and administrative expenses
Interest expense - other                                             $107,169           $52,785             $159,954
Interest expense - related parties                                    $42,191           $20,781              $62,971

Total identifiable assets                                            $439,822        $2,092,184           $2,532,006

Foreign revenue disclosure

The Company had revenues from foreign sources in the amounts of approximately $10,000 and $180,000 for the three months ended March 31, 2005 and 2004, respectively. This foreign source revenue accounted for 13% and 11.5% of total revenues for the three months ended March 31, 2005 and 2004, respectively. Foreign source revenue is determined by the country in which the fight was broadcast.

Reconciliation of reportable segment operating loss to consolidated net loss

A reconciliation of reportable segment operating loss to the Company's consolidated net loss for the three months ended March 31 2005 and 2004 is as follows:

                                                                 For The Three Months Ended
                                                                       Ended March 31,
                                                             -----------------------------------
                                                                   2005              2004
                                                             ----------------- -----------------
Operating loss                                                    ($1,506,093)      ($1,582,397)
   Gain on sale of boxing promotional agreement                          -                25,000
   Interest expense - other                                          (117,307)         (159,954)
   Interest expense - related parties                                 (54,551)          (62,971)
 Financing costs paid in stocks and warrants                          (43,750)       (3,396,582)
                                                             ----------------- -----------------
     Net loss                                                     ($1,721,701)      ($5,176,903)
                                                             ================= =================

                                       -9-

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 3.   Intangible Assets, Net

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

Note 4. Notes Payable - Stockholders

In October, 2003, the Company borrowed $220,000 from a shareholder. The note bears interest at 18% per annum and is currently in default. The balance on this note at March 31, 2005 amounted to $110,000.

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

In connection with the above referenced consulting agreement in the original amount $2,600,000 payable in weekly installments of $5,000 over ten years without interest. The total remaining amount owing as of December 31, 2004 was $2,056,754. In accordance with the guidance in paragraph 37(k) of SFAS 141, this liability was recorded at present value of $1,439,093, as of March 31, 2005, utilizing appropriate current imputed interest rates. The Company determined that an appropriate imputed interest rate was 15% per annum. The amount of interest imputed for the three months ended March 31, 2005 and 2004 was $48,841, and $45,774, respectively. Our subsidiary, Big Content, has granted a first priority security interest in certain intellectual media assets to this note holder and certain of its affiliates as collateral for our payment obligations under various agreements. If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

On February 10, 2005 the Company entered into an agreement with its largest debt holders to retire and forgive indebtedness, terminate a consulting agreement and terminate and release liens on its boxing video library. The agreement with Livingston Investments, LLC and Mackin Charitable Remainder Trust will eliminate approximately $3,500,000 of debt and obligations of CKP, including approximately $800,000 of future obligations. Livingston and Mackin shall receive, in addition to cash consideration, an aggregate of 800,000 shares of common stock and a warrant to purchase shares of Common Stock of the Company, vesting with respect to 1,500,000 shares of Common Stock annually over a 5 year period commencing in 2006. The warrants have an exercise price of $.10 per share. The shares and warrants will be unregistered and the shares as well as the shares underlying the warrants shall have the benefit of "piggy-back" registration rights and other rights subject to vesting. The parties shall also enter into an exclusive licensing agreement regarding the licensing of certain electronic media rights to boxing libraries owned by CKP outside of the United States. Additionally, the Company shall pay the parties as they designate $330,000 in three monthly installments commencing February. The parties have executed a binding term sheet reflecting their agreements, which will be amplified by the execution and delivery of definitive agreements by the parties. On July 29, 2005, the Company paid $20,000 to the debt holders, and the Company and the holders signed an extension until October 1, 2005. In the event the Company does not pay the parties on or before October 1, 2005 there shall be an additional penalty payment due of $25,000


Note 5.  Due to Stockholders/Officers

At March 31, 2005,  the balance owed to the Company's
President was $96,873. The amounts advanced to the Company by the President have no specific terms, conditions, or maturities.

The Company has an unsecured non-interest bearing advance payable to the Company's Vice President. At March 31, 2005, the balance owed to the Company's Vice President was $88,869.


Note 6. Stockholders' Deficiency

On January 10, 2005, the Company entered into a three year consulting agreement with a consultant to provide general consulting services to the Company. Pursuant to the agreement, the Company has issued to the consultant 3,000,000 restricted shares of the Company's common stock valued at $1,530,000 (to be amortized over the life of the agreement) for various services to be provided. Such shares shall be and were registered with the Securities and Exchange Commission on Form S-8 Registration Statement filed with the Commission on January 18, 2005. Additionally the Company has agreed to issue to the Consultant warrants to purchase an aggregate of twelve million (12,000,000) shares of Common Stock ("Warrants"), valued at approximately $5,880,000 (to be amortized over the life of the agreement and vesting terms), at an initial exercise price of $0.10 cents per share. The Warrants shall provide for cashless exercise. Notwithstanding any failure of the Consultant to perform any Services under this Agreement or the termination of this Agreement by the Company or the Consultant, with our without cause, the Warrants shall automatically vest and be immediately exercisable by the Consultant in three equal installments as follows: (i) Warrants to purchase four million (4,000,000) shares of Common Stock upon the execution of this Agreement, (ii) Warrants to purchase to purchase four million (4,000,000) shares of Common Stock on the first anniversary of the date of this Agreement, and (iii) Warrants to purchase to purchase four million (4,000,000) shares of Common Stock on the second anniversary of the date of this Agreement. Amortization expense recorded as compensation element of stock and warrant issuance amounted to $548,889 during the quarter ended March 31, 2005.

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

On February 9, 2005, the Company began to offer up to $3,000,000 in Common Stock of the Company for sale to accredited investors at a price of $.36 per Share (the "Offering") on a "best efforts" basis. The offering was open until May 5, 2005. The shares offered will have the benefit of "piggy-back" registration rights. On March 23, 2005, the Company revised the per share purchase price of the Shares from $0.36 per share to $0.25 per share. During the quarter ended March 31, 2005, the Company sold 1,001,600 shares for $250,400.

On February 15, 2005, the Company entered into a conversion agreement with a debt holder, whereby the holder is currently owed in the aggregate $275,000 by the Company on various short term loans of which the Company is currently in default. The holder agreed to convert $75,000 of his loan into 208,333 shares of Common Stock of the Company at a price of $.36 per share. In connection with this conversion, the Company recorded $43,750 as financing costs. The holder further agreed to enter into a new 6-month note with the Company for the remainder of the $200,000 principal amount outstanding. In exchange the Company agreed to issue to the holder 250,000 shares of the Company's Common Stock as a penalty payment for being in default of the $275,000 loans. The value of the 250,000 penalty shares amounted to $142,500 and was charged to operations as finance costs in the year ended December 31, 2004. -8-

As of March 31, 2005, the Company sold an aggregate of 6,559 shares of Series E Preferred Stock, at a price of $360 per share, for gross proceeds of $2,361,396 with a liquidation preference of $2,361,240. In connection with this offering, the Company's Board of Directors authorized the issuance of up to 14,000 shares of a Series E Convertible Redeemable Preferred stock. Each share of Series E Convertible Redeemable Preferred Stock is convertible into 1,000 shares of the Company's common stock, par value $.01 per share, subject to adjustment upon specified events. The Series E Convertible Redeemable Preferred Stock carries an aggregate liquidation preference value of $5,040,000.

Warrants

Warrant activity and weighted average exercise prices for the three months ended March 31, 2005 was as follows:

                                                                                                    Weighted Average
                                                                                Number of Warrants   Exercise Price
                                                                                 ---------------   -----------------
Outstanding, December 31, 2004                                                        9,823,113              $0.61

Issued in connection with an agreement for professional services                     12,245,000              $0.10

Expired                                                                                (128,408)             $5.00
                                                                                 ---------------   -----------------
Outstanding, March 31, 2005                                                          21,939,705              $0.30
                                                                                 ===============   =================

                                      -12-

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 7. Litigation


Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter had been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. The Company has not made any payments pursuant to the settlement agreement and, therefore, is in default of the agreement. As of March 31, 2005 the Company remains in default of the settlement agreement.

Zomba Recording Corporation

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of March 31, 2005, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

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

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum. The balance on this obligation at March 31, 2005 amounted to $75,985, which is categorized as accrued litigation and judgments payable in the Company's condensed consolidated financial statements. The Company is currently in default of the terms set forth in the forbearance agreement.

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

National Sports Partners

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net Broadcast Service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorney fees. As of March 31, 2005, the Company had accrued approximately $239,000 as a potential liability to NSP.

On or about August 31, 2004, the Company reached a letter agreement with National Sports Partners, wherein National Sports Partners has agreed to forbear from further action against the Company in exchange for full payment over time as stipulated in the agreement of the judgment amount outstanding equal to $239,486, plus any deferred interest. As of March 31, 2005 the Company has paid $65,000 against the judgment amount. However, the Company is currently in default of the letter agreement.

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

On May 6, 2004 the Company and the boxer agreed to settlement of the outstanding dispute. Pursuant to the agreement, the Company agreed to pay the boxer $50,000 in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment until August 1, 2004. The Company agreed to use its best efforts to cause its stockholders to increase the number of authorized common stock outstanding on or before August 1, 2004. The boxer and the Company would then enter into a settlement agreement whereby the Company shall issue to the boxer common stock of the Company equal to the outstanding amount of $510,704 divided by the lesser of a 10% discount of the average closing bid price for the 60 day trading period prior to the date of such issuance, or a 10% discount of the price on the day of such issuance.

The parties then agreed to a fairness hearing whereby the final settlement agreement will be brought before a court to determine whether the settlement is fair and reasonable and, finally, issuing an exemption from registration of the settlement shares. If the Company was unable to issue the stock to the boxer, exempt from registration, Mosley may seek to enforce the unsatisfied amount of the judgment against the Company and resume the prosecution of this action against the Company. However, if the Company were unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company. Currently the Company is in default of the May 6, 2004 forbearance agreement. As of March 31, 2005, the Company had recorded as current notes payable $435,359 as the remaining principal liability to the boxer plus accrued interest of approximately $96,000.

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

Others

On or about August 3, 2004 the Company was served a Petition to Recover Damages for Breach of Contract, Temporary Restraining Order Preliminary Injunction, and Permanent Injunction by a third party. This petition calls for damages regarding loss of profits among other things, as well as reimbursement for other expenses in connection with a legal dispute between a fighter currently under an Exclusive Promotional Agreement with the Company and his former manager. The Company believes its involvement in this lawsuit is without merit. On June 7, 2005 the Company and the Plaintiff mutually agreed to settle and dismiss the suit.

In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At March 31, 2005, the Company had accrued $1,114,719, inclusive of the amounts previously discussed, in addition to $702,234 classified as notes payable.

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


Note 8.  Major Customer

Revenue from one customer accounted for approximately 39% and 89% of revenues for the three months ended March 31, 2005 and 2004, respectively.


Note 9.  Subsequent Events

On June 15, 2005, the Company entered into a Conversion Agreement (the "Conversion Agreement") with a certain holder of the Company's 10% $525,000 principal amount promissory notes dated May 19, 2003 to September 25, 2003 (the "Notes"), which the Company was previously in default upon the payment of principal and interest thereunder. Pursuant to the Conversion Agreement, the holder agreed to convert the entire principal amount and interest payable under the Notes as of June 15, 2005 into shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at a conversion price equal to $.30 per share. Accordingly, the holder delivered a notice of conversion to the Company upon execution of the Conversion Agreement in which the holder converted the entire balance payable under the Notes in the aggregate amount of $625,419 into an aggregate of 2,084,730 shares of Common Stock.

On June 28, 2005, TV The Movie Holdings, LLC and Beer League Holdings, LLC (collectively, the "Holding Companies"), each of which Ckrush Entertainment, Inc. ("Entertainment"), a wholly owned subsidiary of Cedric Kushner Promotions, Inc., is the sole managing member thereof and owns a controlling ownership interest therein, closed a private placement offering (the "Offering") pursuant to which the Holding Companies sold and issued an aggregate of approximately 69 units of revenue participation rights ("RPRs") to certain accredited investors for an aggregate purchase price of approximately $3,800,000. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.


The RPRs were issued in connection with proposed motion pictures currently entitled "Beer League" and "TV The Movie" in which production of said films shall be performed by applicable development and production partners of Entertainment through separate, single purpose business entities also managed by Entertainment (the "Production Entities"). The Holding Companies will (i) be responsible for the production of each motion picture through the Production Entities, (ii) own the completed films and the copyrights thereto, and (iii) be responsible for the commercial exploitation of the rights in the motion pictures in all media outlets throughout the world. The proceeds from the Offering will be used to finance the production of the motion pictures in an amount equal to approximately $2,500,000 for each picture, inclusive of certain fees and expenses. Entertainment shall have the discretion as to the funding of the motion pictures and with respect to all decisions regarding the timing of the application of funds toward pre-production, production and post-production activities of the motion pictures. In addition, Entertainment, together with its production partners (as applicable), shall make all decisions regarding distribution, licensing, promotion and exploitation of the rights in the motion pictures. The investors shall have no direct role in the management of the Holding Companies, Production Entities or otherwise relating to the motion pictures, it being the intention of the parties that the investors shall have passive economic rights through the RPRs and as Class B non-voting members of the Holding Companies with each investor's ownership percentage therein being proportionate to their respective purchase price.


To the extent of available cash flow from the Holding Companies, the RPRs shall entitle the investors a return of 100% of their respective purchase price, plus a 20% preferred return, after deduction of (i) guild or union liens or obligations, (ii) unpaid direct expenses of the motion pictures, (iii) unaffiliated third party sales agency fees or commissions, and (iv) any gross royalties payable to unaffiliated third parties which are not subordinate to the Offering. If the $2,750,000 per picture funding amount (the "Per Picture Funding Amount") is fully funded in the aggregate amount of $5,500,000, the investors shall receive an aggregate 15% interest in the residual cash flow of the Holding Companies. In the event that less than the Per Picture Funding Amount is raised for each motion picture, the aggregate share of the residual cash flow to the investors shall be reduced on a proportionate basis.

In addition, the Company and Entertainment entered into a Guaranty Agreement (the "Guaranty Agreement") dated as of June 28, 2005 with an accredited investor who purchased a principal amount $3,000,000 convertible debenture from one of the investors of the Offering. Pursuant to the Guaranty Agreement, the Company and Entertainment guaranteed the repayment of the convertible debenture since the proceeds from the convertible debenture were utilized by the investor to purchase RPRs. The holder of the convertible debenture has the right to enforce the guaranty at any time commencing on the second anniversary of the date of the Guaranty Agreement or earlier upon the occurrence of (i) a material breach under the limited liability company agreements of the Holding Companies which affects the rights of the holder, (ii) an event of default of the Security Agreements each dated as of June 28, 2005 which the investor in the Offering and the Holding Companies entered into with the holder of the convertible debenture,
(iii) a material breach by Entertainment of the Subscription Agreement in connection with the Offering, or (iv) a material breach of the Security Agreement dated as of June 28, 2005 which Entertainment entered into with the holder of the convertible debenture (as further described below).


Further, on June 28, 2005 Entertainment entered into a Security Agreement with the holder of the convertible debenture in which Entertainment granted to such holder a security interest in any and all of Entertainment's rights and interests in the Holding Companies, including, without limitation, (i) any and all distributions to Entertainment from the Holding Companies in connection with the motion pictures, and (ii) any and all rights to the proceeds of the motion pictures derived from their commercial exploitation including the screenplays, scripts, films, video tapes, digital or other productions, trailers, screenplay props, still prints, box office share, and revenue derived from any of the foregoing (collectively, the "Pledged Property"). The Pledged Property shall secure the obligations of Entertainment if there is an event of default under the Guaranty Agreement which Entertainment entered into with the holder of the convertible debenture (as described above).

On June 28, 2005, the Company entered into a Pledge and Escrow Agreement (the "Pledge Agreement") with the holder of the convertible debenture and a certain escrow agent pursuant to which the Company agreed to pledge shares of its common stock, par value $.01 per share (the "Common Stock"), to secure the payment of the Company to the holder of the convertible debenture, if and when due, under the Guaranty Agreement. The Company agreed to pledge and deliver such number of shares of Common Stock on the Pledge Determination Date (as hereinafter defined) equal to (i) the product of the total amount outstanding under the convertible debenture as of the date eighteen months from June 28, 2005 ("Pledge Determination Date"), (ii) multiplied by three, and (iii) divided by the average of the closing bid price of the Common Stock for the fifteen trading days immediately preceding the Pledge Determination Date. The holder of the convertible debenture has the right to enforce its rights under the Pledge Agreement if the Company defaults with respect to its obligations under the Guaranty Agreement, as described above.

On June 27, 2005, Cedric Kushner Promotions, Inc., through its wholly owned subsidiary Ckrush Entertainment, Inc., entered into an Operating Agreement of Identity Films & Company, LLC (the "Operating Agreement"), a recently formed Delaware limited liability company ("IF&C"), with its joint venture partner Identity Films, LLC ("Identity"), under which Entertainment and Identity set forth their respective rights and obligations with respect to the IF&C and the joint venture. IF&C and joint venture was formed for the purpose of arranging, developing and producing, or arranging for the production of all film, television, music, publishing and related properties of Identity and Entertainment. Lisa Fielding and Anthony Mastromauro, each members of Identity, will be responsible for the day-to-day management of IF&C and the joint venture. In addition, Jeremy Dallow and Jim DiLorenzo of Entertainment will serve as managers of IF&C.


Identity is obligated to contribute certain of its film and television properties in various stages of development, and all revenue derived from such contributed properties, to IF&C. Entertainment is obligated to make capital contributions to IF&C in the aggregate amount of approximately $748,000 over a 2-year period beginning on June 27, 2005. Entertainment has made an initial capital contribution to IF&C in the amount of $114,225. Entertainment may elect to renew the Operating Agreement beyond its initial term of 2 years for 5 consecutive 1-year renewal periods and upon such renewal, Entertainment is obligated to make additional capital contributions to IF&C as follows:


o For the first renewal term, an additional capital contribution of $345,000 increased by 5% paid quarterly (the "First Renewal Term Capital Contribution");


o For the second renewal term, an additional capital contribution equal to the First Renewal Term Capital Contribution increased by 5% paid quarterly (the "Second Renewal Term Capital Contribution");


o For the third renewal term, an additional capital contribution equal to the Second Renewal Term Capital Contribution increased by 5% paid quarterly (the "Third Renewal Term Capital Contribution");


o For the fourth renewal term, an additional capital contribution equal to the Third Renewal Term Capital Contribution increased by 5% paid quarterly (the "Fourth Renewal Term Capital Contribution"); and


o For the fifth renewal term, an additional capital contribution equal to the Fourth Renewal Term Capital Contribution increased by 5% paid quarterly.

Net income of IF&C, if any, shall be allocated to Entertainment and Identity as follows: 85% to Entertainment and 15% to Identity until Entertainment has been allocated its minimum preferred return, which is defined as Entertainment's aggregate capital contributions to IF&C, plus 20% of Entertainment's aggregate capital contributions to IF&C, plus the aggregate amount of net loss of IF&C, if any, allocated to Entertainment (the "Minimum Preferred Return"). After Entertainment has been allocated its Minimum Preferred Return, net income of IF&C shall be allocated 60% to Entertainment and 40% to Identity, until Entertainment has been allocated its Maximum Preferred Return, which is defined as the sum of Entertainment's Minimum Preferred Return plus $500,000 (the "Maximum Preferred Return"). After Entertainment has been allocated its Maximum Preferred Return, net income of IF&C shall be allocated 50% to Entertainment and 50% to Identity.


Neither Entertainment or Identity, or any manager of IF&C, shall receive any salary, fees, commission or other compensation for services rendered to IF&C, unless approved in writing by Entertainment. However, upon the execution of the Operating Agreement, the Company issued incentive warrants of the Company to Lisa Fielding and Anthony Mastromauro to purchase: (i) 100,000 shares of common stock of the Company, par value $.01 per share (the "Common Stock"); and (ii) 100,000 shares of Common Stock which will vest upon Entertainment being allocated its Maximum Preferred Return. In both cases, the exercise price of the warrants will be $.30 per share.


In addition, Entertainment has the right of first refusal to provide or to arrange for financing for each project or property pursued or developed by IF&C. Entertainment shall have 30 days following receipt of the proposal for the project or property and proposed financing to advise Identity in writing that it will provide or arrange for such financing.


On July 8, 2005, the Company entered into certain agreements, each dated as of June 30, 2005, in connection with Pledge This Holdings, LLC ("Pledge, LLC") which the Company formed with certain other parties on June 30, 2004, and which the Company's Executive Vice President is currently the sole managing member and which the Company owns a minority ownership interest therein, for the purpose of obtaining necessary financing, producing and distributing a feature-length motion picture tentatively entitled "Pledge This!" (the "Picture"), including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution.


On July 8, 2005, the Company entered into Amendment No. 1 to the Guaranty and Pledge Agreement (the "Amendment") dated as of June 30, 2005 with certain accredited investors who invested an aggregate of $1,000,000 in Pledge, LLC on June 30, 2004. Pursuant to the original Guaranty and Pledge Agreement (the "Original Agreement") dated as of June 30, 2004, the Company guaranteed the repayment of the $1,000,000 investment, to the extent that Pledge, LLC has not repaid such amount (the "Total Repayment Amount") to the investors on or prior to June 30, 2005 from the commercial exploitation of the Picture. Under the Original Agreement, the Company and the investors agreed to extend the date of repayment from June 30, 2005 to December 31, 2005.

In addition, on July 8, 2005 the Company entered into a Contribution and Indemnification Agreement (the "Contribution Agreement") with World Wide South Beach, LLC ("WWSB"), which also entered into a Guaranty Agreement in favor of the investors of Pledge, LLC on June 30, 2005, for the repayment of the Total Repayment Amount in the event that Pledge, LLC has not yet earned sufficient proceeds from the commercial exploitation of the Picture, pursuant to which the Company and WWSB agreed to share and allocate the repayment of the Total Repayment Amount. In the event that all or a portion of the Total Repayment Amount remains due as of December 31, 2005, WWSB is obligated to pay 80% of the Total Repayment Amount, or such portion thereof that remains due, and the Company is obligated to repay 20% of the Total Repayment Amount, or such portion thereof that remains due. To the extent that the Company or WWSB pay less than the allocable share, then one party is liable to the other under the Contribution Agreement. To the extent that the Company or WWSB repay all or a portion of the Total Repayment Amount to the investors, the Company and WWSB are subrogated to the rights of the investors.


Further, on July 8, 2005 the Company entered into Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement (the "Installment Payment Amendment") with the investors. Under the original Class A Common Stock and Installment Payment Agreement (the "Original Installment Payment Agreement") which the Company entered into with the investors on June 30, 2004, the Company agreed to reserve for further issuance to the investors 1,000,000 shares of the Company's Class A Common Stock, par value $.01 per share (the "Common Stock") and thereafter issued said shares of Common Stock to the investors. In addition, under the Original Installment Payment Agreement the Company agreed to pay to the investors an amount equal to 12% of the investors' Total Repayment Amount per annum, payable on a quarterly basis. Pursuant to the Installment Payment Amendment, the Company agreed to pay to the investors, on a pro rata basis, the installment payment amount of $120,000 in full at the closing of the transactions contemplated under the Installment Payment Amendment, which payment was made by the Company as follows:


o $60,000 was paid by us to each investor, on a pro rata basis, and
o the Company issued 750,000 shares of the Company's Common Stock to each investor, on a pro rata basis.

Also, pursuant to the Installment Payment Amendment the Company agreed to pay to the investors, on a pro rata basis, an amount equal to the product of 14.4% per annum, covering the period from June 30, 2005 to December 31, 2005, multiplied by the then outstanding Total Repayment Amount of the investors under the Pledge, LLC Operating Agreement (the "Extension Period Amount"), which amount shall accrue daily and be payable in cash in a lump sum on December 31, 2005 or until the date the investors receive payments in cash equal to the Total Repayment Amount, either in payments or distributions under the Pledge, LLC Operating Agreement in accordance with its terms or as a result of:


     o payments by us to the investors under the Amendment,
     o payments by WWSB to the investors under a certain Guaranty, dated as of June 30, 2005, by WWSB in favor of the investors, and
     o payments or distributions from any other person, including third party financing sources and investors.


Following the date upon which the Total Repayment Amount is paid to the investors, any amounts due under the Installment Payment Amendment, including the Extension Period Amount, shall cease to accrue.

On or about April 28, 2005 an action was commenced in New York State Supreme Court, of which the Company was served on or after May 16, 2005, by Designscape, Inc., against Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd., Big Content, Inc., Cedric Kushner, and James DiLorenzo, alleging breach of contract and purported misrepresentations with respect to an alleged oral agreement to provide certain goods and services in connection with the production and staging of Big Content's Thunderbox television series and seeking alleged compensatory damages of approximately $550 thousand dollars and unspecified exemplary damages. On or about July 7, 2005 an answer and counterclaim were timely interposed on behalf of each defendant denying the material allegations of Designscape's claims and asserting a counterclaim seeking for overpayments to Designscape by Big Content and for compensatory damages believed to be in excess of $150,000. On or about July 26, 2005, Designscape served a reply denying the material allegations in the counterclaim. The matter remains pending. The Company denies the merit of the claims of Designscape and does not believe the matter will ultimately have a materially adverse effect upon the Company's performance.


On June 17, 2005, First Equity Capital Corporation ("First Equity"), a Louisiana Corporation, filed an action against Cedric Kushner Promotions, Inc. (the "Company") in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, alleging that the Company breached an October 6, 2004 Consulting and Acquisition Agreement pursuant to which the Company allegedly hired First Equity to provide certain services to the Company. First Equity alleges that the Company is obligated to pay First Equity $1,525,000 and to grant First Equity "up to 4,000,000 registered shares" of the Company's common stock. The Company denies any obligation to First Equity and intends to vigorously defend this action.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION AND CERTAIN CAUTIONARY STATMENTS

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, planned capital expenditure requirements, cash and working capital requirements, the Company's expectations regarding the adequacy of current financing arrangements, fight demand and demand for our other entertainment properties market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals (such as incentive compensation and restructuring costs), income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our consolidated financial statements because they are affected significantly by management's judgments, assumptions and estimates. -21-

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Revenues decreased by $1,478,227, or 95%, to $78,516 for the three months ended March 31, 2005 from $1,556,743 for the same period in the prior year. The decrease was primarily due to a title fight that earned approximately $1.25 million dollars in revenues, for the three months ended March 31, 2004, and a decrease in media income of approximately $228,000. No such event was staged during the three months ended March 31, 2005.

Revenue from three customers accounted for approximately 76% of revenues for the three months ended March 31, 2005, compared to 89% from a single customer for the same period in 2004.

Cost of revenues, consisting of $74,746 in boxing promotion costs and $24,843 in media costs, decreased by $1,530,537, or 94%, to $99,589 for the three months ended March 31, 2005, compared to $1,630,126 incurred for the three months ended March 31, 2004. The decrease in cost of revenues is attributable to the greater cost incurred in staging some of the events during the first quarter of 2004 and the launch of the new Heavyweight Heroes series during the same period. Gross loss decreased by $52,310 from a gross loss of $73,383 or (4.7%)for the three months ended March 31, 2004 to a gross loss of $21,073 or (26.9%) for the three months ended March 31, 2005. The primary reason is due to a title fight in 2004 which did not recur in 2005, offset by a decrease in related cost of revenues.

The Company currently has three reportable segments, boxing, media and entertainment. The following represents a comparison of revenues, cost of revenues, and gross (loss) profit by segment for the three months ended March 31, 2005 and March 31, 2004:

                                                      THREE MONTHS ENDED MARCH 31,
                                                   2005        % of total        2004          % of total
                                                   ----        ----------        ----          ----------
REVENUES
   Boxing promotions                                 $77,199        98.3%        $1,327,373            85.3%
   Media                                               1,317         1.7%           229,370            14.7%
                                              --------------- ------------  ---------------- ----------------
        TOTAL REVENUES                                78,516       100.0%         1,556,743           100.0%
                                              --------------- ------------  ---------------- ----------------
COST OF REVENUES
   Cost of revenues - boxing promotions               74,746        95.2%         1,454,353            93.4%
   Cost of revenues - media                           24,843        31.6%           175,773            11.3%
                                              --------------- ------------  ---------------- ----------------
      TORAL COST OF REVENUES                          99,589       126.8%         1,630,125           104.7%
                                              --------------- ------------  ---------------- ----------------
GROSS INCOME
   Boxing promotions                                   2,453         3.1%          (126,980)           -8.2%
   Media                                             (23,526)      -30.0%            53,597             3.4%
                                              --------------- ------------  ---------------- ----------------
        GROSS PROFIT (LOSS)                         $(21,073)      -26.9%          ($73,383)           -4.7%
                                              =============== ============  ================ ================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004, continued:

Selling, general and administrative expenses decreased by 1.6% or $12,974 to $786,673 for the three months ended March 31, 2005, from $799,647 for the three months ended March 31, 2004. The decrease was primarily due to the Company fees for the three months ended March 31, 2005.

Depreciation and amortization expense for property and equipment decreased to $2,061 for the three months ended March 31, 2005, from $2,446 for the same period in the prior year. Amortization expense of prepaid signing bonuses decreased by $83,151 to $59,937 for the three months ended March 31, 2005, compared to $143,088 for the same period in the prior year. Amortization expenses for intangible assets decreased by $8,873 to $59,460 for the three months ended March 31, 2005, compared to $68,333 during the same period last year.

The Company recorded $43,750 in financing costs paid in stocks and warrants for the three months ended March 31, 2005, compared to $3,396,582 for the same cost in the prior year. The decrease results primarily from the conversion of indebtedness that was due to the Company's president into equity in 2004, and a consulting agreement executed in January 2004.

Interest expense, inclusive of related parties and other amounts, decreased by $51,067 from $222,925 in first quarter 2004 to $171,858 for the three months ended March 31, 2005. This decrease is attributable to the conversion of the Company's long-term debt into equity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

LIQUIDITY AND CAPITAL RESOURCES:


The Company incurred net losses of $1,721,701 and $5,176,904 during the three months ended March 31, 2005 and 2004, respectively. In addition, the Company had a working capital deficiency of $10,716,619 at March 31, 2005. Furthermore, the Company had a stockholders' deficiency at March 31, 2005 of $12,023,665. These factors continue to raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company is in default of several notes and loans payable in the aggregate amount of approximately $2,570,000. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations, which may result in the Company having to curtail or cease operations.

The Company expects to meet its long-term liquidity requirements through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities and cash generated from operations. As of this report date, the Company has been unable to secure any source of long-term liquidity. If the Company is not successful in obtaining long-term liquidity, it risks being unable to replace maturing obligations when due, which may result in the Company having to curtail or cease operations.

During the three months ended March 31, 2005, the Company continued to explore sources of additional financing to satisfy its current operating requirements. In addition, the Company continues to focus on improving liquidity in several ways, including:


     o    continue to reduce operating costs;
     o creation of new subsidiaries that are intended to develop, produce, finance and distribute film and television properties as well as entertainment oriented goods for direct response, pay-per-view and retail and digital sale;
     o increase revenue by growing existing properties and expand revenue base;
     o    continue to pursue the promotion of premium level boxing events;
     o    pursue production partnerships and joint ventures;
     o pursue additional sources of debt and equity financing to satisfy its current operating requirements; and
     o continue to negotiate with existing debt holders to convert their notes into equity.

In line with the above, on June 27, 2005 the Company thru its subsidiary, Entertainment, entered into a joint venture with Identity Films, forming Identity Films and Company, LLC, to develop and produce feature films. On June 28, 2005, the Company through its subsidiary, Entertainment, entered into an agreement with two companies, and raised approximately $3,800,000, which will be used to fund the production of two films.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

RISK FACTORS

In evaluating our business, prospective investors and stockholders should carefully consider the risks referenced in the Company's 2004 Form 10-KSB, filed with the United States Securities and Exchange Commission on May 13, 2005, in
Item 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" on pages 19 to 26 and which is incorporated herein by reference, in addition to the other information in this Form 10-KSB or in the documents referred to in this Form 10-KSB. Any of the risks could have a material adverse impact on our business, operating results, financial condition, could result in a complete loss of your investment, and should be carefully considered when evaluating the Company and its stock.

Item 3.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that while our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, we nevertheless have not been able to do so within the time periods specified in the Commission's rules and forms.

As a result of the above, the Company reorganized its accounting personnel to address these issues. Specifically, the Company has retained the services of a new experiences accountant on an independent contractor basis to review and implement procedures to enable the completion of our consolidated financial statements on a timely basis. While management believes progress had been made with respect to these issues, it nevertheless believes that there continues to exist material weakness in this area. We believe additional progress in this are will continue through the third quarter of 2005.

                          PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter had been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. The Company has not made any payments pursuant to the settlement agreement and, therefore, is in default of the agreement. As of March 31, 2005 the Company remains in default of the settlement agreement.

Zomba Recording Corporation

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of March 31, 2005, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

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

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum. The balance on this obligation at March 31, 2005 amounted to $75,985, which is categorized as accrued litigation and judgments payable in the Company's condensed consolidated financial statements. The Company is currently in default of the terms set forth in the forbearance agreement.

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

National Sports Partners

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net Broadcast Service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorney fees. As of March 31, 2005, the Company had accrued approximately $239,000 as a potential liability to NSP.

On or about August 31, 2004, the Company reached a letter agreement with National Sports Partners, wherein National Sports Partners has agreed to forbear from further action against the Company in exchange for full payment over time as stipulated in the agreement of the judgment amount outstanding equal to $239,486, plus any deferred interest. As of March 31, 2005 the Company has paid $65,000 against the judgment amount. However, the Company is currently in default of the letter agreement.

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

On May 6, 2004 the Company and the boxer agreed to settlement of the outstanding dispute. Pursuant to the agreement, the Company agreed to pay the boxer $50,000 in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment until August 1, 2004. The Company agreed to use its best efforts to cause its stockholders to increase the number of authorized common stock outstanding on or before August 1, 2004. The boxer and the Company would then enter into a settlement agreement whereby the Company shall issue to the boxer common stock of the Company equal to the outstanding amount of $510,704 divided by the lesser of a 10% discount of the average closing bid price for the 60 day trading period prior to the date of such issuance, or a 10% discount of the price on the day of such issuance.

The parties then agreed to a fairness hearing whereby the final settlement agreement will be brought before a court to determine whether the settlement is fair and reasonable and, finally, issuing an exemption from registration of the settlement shares. If the Company was unable to issue the stock to the boxer, exempt from registration, Mosley may seek to enforce the unsatisfied amount of the judgment against the Company and resume the prosecution of this action against the Company. However, if the Company were unable to issue the shares pursuant to the settlement agreement then there could be a material, adverse effect on our revenues, profits, results of operations, financial condition and future prospects of the Company. Currently the Company is in default of the May 6, 2004 forbearance agreement. As of March 31, 2005, the Company had recorded as current notes payable $435,359 as the remaining principal liability to the boxer plus accrued interest of approximately $96,000.

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

Designscape

On or about April 28, 2005 an action was commenced in New York State Supreme Court of which the Company was served on or after May 16, 2005 by Designscape, Inc., against Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd., Big Content, Inc., Cedric Kushner, and James DiLorenzo, alleging breach of contract and purported misrepresentations with respect to an alleged oral agreement to provide certain goods and services in connection with the production and staging of Big Content's Thunderbox television series and seeking alleged compensatory damages of approximately $550 thousand dollars and unspecified exemplary damages. On or about July 7, 2005 an answer and counterclaim were timely interposed on behalf of each defendant denying the material allegations of Designscape's claims and asserting a counterclaim seeking for overpayments to Designscape by Big Content and for compensatory damages believed to be in excess of $150,000. On or about July 26, 2005, Designscape served a reply denying the material allegations in the counterclaim. The matter remains pending. The Company denies the merit of the claims of Designscape and does not believe the matter will ultimately have a materially adverse effect upon the Company's performance.

First Equity

On June 17, 2005, First Equity Capital Corporation ("First Equity"), a Louisiana Corporation, filed an action against Cedric Kushner Promotions, Inc. (the "Company") in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, alleging that the Company breached an October 6, 2004 Consulting and Acquisition Agreement pursuant to which the Company allegedly hired First Equity to provide certain services to the Company. First Equity alleges that the Company is obligated to pay First Equity $1,525,000 and to grant First Equity "up to 4,000,000 registered shares" of the Company's common stock. The Company denies any obligation to First Equity and intends to vigorously defend this action.

Others

On or about August 3, 2004 the Company was served a Petition to Recover Damages for Breach of Contract, Temporary Restraining Order Preliminary Injunction, and Permanent Injunction by a third party. This petition calls for damages regarding loss of profits among other things, as well as reimbursement for other expenses in connection with a legal dispute between a fighter currently under an Exclusive Promotional Agreement with the Company and his former manager. The Company believes its involvement in this lawsuit is without merit. On June 7, 2005 the Company and the Plaintiff mutually agreed to settle and dismiss the suit.

In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At March 31, 2005, the Company had accrued $1,114,719, inclusive of the amounts previously discussed, in addition to $702,234 classified as notes payable.

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2005, the Company entered into a three year consulting agreement with a consultant to provide general consulting services to the Company. Pursuant to the agreement, the Company has issued to the consultant 3,000,000 restricted shares of the Company's common stock valued at $1,530,000 (to be amortized over the life of the agreement) for various services to be provided. Such shares shall be and were registered with the Securities and Exchange Commission on Form S-8 Registration Statement filed with the Commission on January 18, 2005. Additionally the Company has agreed to issue to the Consultant warrants to purchase an aggregate of twelve million (12,000,000) shares of Common Stock ("Warrants"), valued at approximately $5,880,000 (to be amortized over the life of the agreement and vesting terms), at an initial exercise price of $0.10 cents per share. The Warrants shall provide for cashless exercise. Notwithstanding any failure of the Consultant to perform any Services under this Agreement or the termination of this Agreement by the Company or the Consultant, with our without cause, the Warrants shall automatically vest and be immediately exercisable by the Consultant in three equal installments as follows: (i) Warrants to purchase four million (4,000,000) shares of Common Stock upon the execution of this Agreement, (ii) Warrants to purchase to purchase four million (4,000,000) shares of Common Stock on the first anniversary of the date of this Agreement, and (iii) Warrants to purchase to purchase four million (4,000,000) shares of Common Stock on the second anniversary of the date of this Agreement. Amortization expense recorded as compensation element of stock and warrant issuance amounted to $548,889 during the quarter ended March 31, 2005.

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

On February 9, 2005, the Company began to offer up to $3,000,000 in Common Stock of the Company for sale to accredited investors at a price of $.36 per Share (the "Offering") on a "best efforts" basis. The offering was open until May 5, 2005. The shares offered will have the benefit of "piggy-back" registration rights. On March 23, 2005, the Company revised the per share purchase price of the Shares from $0.36 per share to $0.25 per share. During the quarter ended March 31, 2005, the Company received subscriptions of $250,400.

On February 15, 2005, the Company entered into a conversion agreement with a debt holder, whereby the holder is currently owed in the aggregate $275,000 by the Company on various short term loans of which the Company is currently in default. The holder agreed to convert $75,000 of his loan into 208,333 shares of Common Stock of the Company at a price of $.36 per share. In connection with this conversion, the Company recorded $43,750 as financing costs. The holder further agreed to enter into a new 6-month note with the Company for the remainder of the $200,000 principal amount outstanding. In exchange the Company agreed to issue to the holder 250,000 shares of the Company's Common Stock as a penalty payment for being in default of the $275,000 loans. The value of the 250,000 penalty shares amounted to $142,500 and was charged to operations as finance costs in the year ended December 31, 2004.


As of March 31, 2005, the Company sold an aggregate of 6,559 shares of Series E Preferred Stock, at a price of $360 per share, for gross proceeds of $2,361,396 with a liquidation preference of $2,361,240. In connection with this offering, the Company's Board of Directors authorized the issuance of up to 14,000 shares of a Series E Convertible Redeemable Preferred stock. Each share of Series E Convertible Redeemable Preferred Stock is convertible into 1,000 shares of the Company's common stock, par value $.01 per share, subject to adjustment upon specified events. The Series E Convertible Redeemable Preferred Stock carries an aggregate liquidation preference value of $5,040,000.

On June 15, 2005, we entered into a Conversion Agreement (the "Conversion Agreement") with a certain holder of our 10% $525,000 principal amount promissory notes dated May 19, 2003 to September 25, 2003 (the "Notes"), which we were previously in default upon the payment of principal and interest thereunder. Pursuant to the Conversion Agreement, the holder agreed to convert the entire principal amount and interest payable under the Notes as of June 15, 2005 into shares of our common stock, par value $.01 per share (the "Common Stock"), at a conversion price equal to $.30 per share. Accordingly, the holder delivered a notice of conversion to us upon execution of the Conversion Agreement in which the holder converted the entire balance payable under the Notes in the aggregate amount of $625,418.88 into an aggregate of 2,084,730 shares of Common Stock. The aforementioned shares of Common Stock were issued in reliance upon the exemption afforded by the provisions of Section 3(a)(9) of the Securities Act of 1933, as amended.

On June 28, 2005, TV The Movie Holdings, LLC and Beer League Holdings, LLC (collectively, the "Holding Companies"), each of which Ckrush Entertainment, Inc. ("Entertainment"), a wholly owned subsidiary of Cedric Kushner Promotions, Inc., is the sole managing member thereof and owns a controlling ownership interest therein, closed a private placement offering (the "Offering") pursuant to which the Holding Companies sold and issued an aggregate of approximately 69 units of revenue participation rights ("RPRs") to certain accredited investors for an aggregate purchase price of approximately $3,800,000. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

To the extent of available cash flow from the Holding Companies, the RPRs shall entitle the investors a return of 100% of their respective purchase price, plus a 20% preferred return, after deduction of (i) guild or union liens or obligations, (ii) unpaid direct expenses of the motion pictures, (iii) unaffiliated third party sales agency fees or commissions, and (iv) any gross royalties payable to unaffiliated third parties which are not subordinate to the Offering. If the $2,750,000 per picture funding amount (the "Per Picture Funding Amount") is fully funded in the aggregate amount of $5,500,000, the investors shall receive an aggregate 15% interest in the residual cash flow of the Holding Companies. In the event that less than the Per Picture Funding Amount is raised for each motion picture, the aggregate share of the residual cash flow to the investors shall be reduced on a proportionate basis.

On June 27, 2005, Cedric Kushner Promotions, Inc., through its wholly owned subsidiary Ckrush Entertainment, Inc., entered into an Operating Agreement of Identity Films & Company, LLC (the "Operating Agreement"), a recently formed Delaware limited liability company ("IF&C"), with its joint venture partner Identity Films, LLC ("Identity"), under which Entertainment and Identity set forth their respective rights and obligations with respect to the IF&C and the joint venture. IF&C and joint venture was formed for the purpose of arranging, developing and producing, or arranging for the production of all film, television, music, publishing and related properties of Identity and Entertainment. Lisa Fielding and Anthony Mastromauro, each members of Identity, will be responsible for the day-to-day management of IF&C and the joint venture. Upon the execution of the Operating Agreement, the Company issued incentive warrants of the Company to Lisa Fielding and Anthony Mastromauro to purchase:
(i) 100,000 shares of common stock of the Company, par value $.01 per share (the "Common Stock"); and (ii) 100,000 shares of Common Stock which will vest upon Entertainment being allocated its Maximum Preferred Return. In both cases, the exercise price of the warrants will be $.30 per share. -27-


Further, on July 8, 2005 the Company entered into Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement (the "Installment Payment Amendment") with the investors. Under the original Class A Common Stock and Installment Payment Agreement (the "Original Installment Payment Agreement") which the Company entered into with the investors on June 30, 2004, the Company agreed to reserve for further issuance to the investors 1,000,000 shares of the Company's Class A Common Stock, par value $.01 per share (the "Common Stock") and thereafter issued said shares of Common Stock to the investors. In addition, under the Original Installment Payment Agreement the Company agreed to pay to the investors an amount equal to 12% of the investors' Total Repayment Amount per annum, payable on a quarterly basis. Pursuant to the Installment Payment Amendment, the Company agreed to pay to the investors, on a pro rata basis, the installment payment amount of $120,000 in full at the closing of the transactions contemplated under the Installment Payment Amendment, which payment was made by the Company as follows:


o $60,000 was paid by us to each investor, on a pro rata basis, and
o the Company issued 750,000 shares of the Company's Common Stock to each investor, on a pro rata basis.


Unless otherwise specified above, the issuance of the aforementioned securities was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and/or Regulation D promulgated thereunder based upon the representations of each of the purchasers that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default of several notes and loans payable in the aggregate amount of approximately $2,570,000. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6. EXHIBITS
Exhibit
Number     Description

2.1* Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo.(2)
2.2* Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2.3* Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
3.1*      Articles of Incorporation of the Registrant (1)
3.2* Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004. (4)
3.3*      By-laws of Registrant (1)
3.4* Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004.(6)
3.5*      Amendment to the By-Laws of Cedric Kushner Promotions, Inc. (9)
3.6* Amendments to the Certificate of Incorporation of Cedric Kushner Promotions, Inc. (9)
4.1*      Specimen common stock Certificate (1)
10.1*     1996 Incentive and Non-qualified Stock Option Plan (1)
10.2* Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.3* Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.4*     1998 Incentive and Non-qualified Stock Option Plan (1)
10.5* Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.6* Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.7* Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.8* Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc. (2)
10.9* Payment Agreement, effective August 1, 2001, between the Company and Summit Trading Limited. (2)
10.10* Form of Note and Warrant Purchase Agreement, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.11* Form of Promissory Note, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.12* Form of Warrant to Purchase Common Stock, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)

10.13* Termination Agreement regarding the Consulting Agreement and Payment Agreement, dated January 30, 2002,between the Company, Investor Relations Services, Inc., and Summit Trading Limited. (2)
10.14* Form of Note and Warrant Purchase Agreement, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.15* Form of Convertible Promissory Note, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.16* Form of Warrant to Purchase Common Stock, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.17* Form of Convertible Promissory Note, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.18* Form of Warrant to Purchase Common Stock, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.19* Form of Note and Warrant Purchase Agreement, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.20* Form of Warrant to Purchase Common Stock, executed May, 28 2003 between the Company and a purchaser in a private placement (3)
10.21* Form of Note and Warrant Purchase Agreement, executed May, 28 2003 between the Company and a purchaser in a private placement. (3) 10.22* Form of Convertible Promissory Note, executed May, 28 2003 between the Company and a purchaser in a private placement. (3)
10.23* Form of Promissory Note, executed January 30, 2003, between the Company and a lender. (3)
10.24* Form of Promissory Note, executed March 24, 2003, between the Company and a lender. (3)
10.25* Form of Promissory Note, executed March 27, 2003, between the Company and a lender. (3)
10.26* Form of Warrant to Purchase Common Stock, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.27* Form of Convertible Promissory Note, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.28* Form of Note and Warrant Purchase Agreement, executed August 12, 2003 between the Company and a purchaser in a private placement. (3)
10.29* Form of Warrant to Purchase Common Stock between the Company and Yeend & Castaneda, dated September 5, 2003 (3)
10.30* Consulting Agreement, effective January 6, 2004, between the Company and SOS Resource Services, Inc. (3)
10.31* Amendment to the Consulting Agreement between the Company and SOS Resource Services, Inc., dated January 30, 2004. (3) 10.32* Form of Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.33* Form of Warrant to Purchase Common Stock, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.34* Form of Convertible Promissory Note, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.35* Supplement to the Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.36* Consulting Agreement, effective January 1, 2004, between the Company and Bulldog Management, LLC. (3)
10.37* Form of Warrant to Purchase Common Stock, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.38* Form of Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)

10.39* Form of Convertible Promissory Note, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.40* Supplement, dated March 19, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.41* Supplement, dated March 29, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.42* Exchange Agreement, dated February 19, 2004, between the Company and Cedric Kushner. (3)
10.43* Amended Exchange Agreement, dated May 7, 2004, between the Company and Cedric Kushner. (3)
10.44* Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr. (3)(7)
10.45* Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield. (3)
10.46* Consulting Agreement, effective June 1, 2004, between the Company and Roy Roberts. (4)(7)
10.47* Form of Note and Warrant Purchase Agreement, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.48* Form of Convertible Promissory Note, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.49* Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.50*    2002 Incentive and Non-qualified Stock Option Plan (5)
10.51* Consulting Agreement, effective January 10, 2005, between the Company and Philabelle Consulting, LLC. (7)
10.52* Amendment to Consulting Agreement, dated October 31, 2004, between the Company and Roy Roberts. (7)
10.53* Amendment to Consulting Agreement, dated October 31, 2004, between the Company and Roy Roberts. (7)
10.54* Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc, (8)
10.55* Conversion Agreement, dated February 15, 2005, between the Company and a NoteHolder
10.56* Debt Settlement Agreement, dated January 23, 2005, between the Company and Yeend & Castaneda, LLP. (9)
10.57* Conversion Agreement dated as of June 15, 2005 between the Company and a Noteholder. (10)
10.58* Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto. (11)

10.59* Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., the Company and Cornell Capital Partners, L.P.
          (11)
10.60* Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P. (11)
10.61* Pledge and Escrow Agreement dated as of June 28, 2005 by and between the Company, Cornell Capital Partners, L.P. and David Gonzalez, Esq.
          (11)
10.62*    Operating Agreement of Identity Films & Company, LLC dated as of
          June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC. (12)
10.63* Amendment No. 1 to the Guaranty and Pledge Agreement dated as of June 30, 2005 by and between the Company and the investors named on the signature page thereto. (13)
010.64*    Contribution and Indemnification Agreement dated as of June 30, 2005 by and between the Company and World Wide South Beach, LLC. (13)
10.65* Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement dated as of June 30, 2005 by and between the Company and the investors named on the signature page thereto. (13)
31.1      Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
          Section 302. (filed herewith)
31.2      Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
          Section 302. (filed herewith)
32.1      Certification by Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350. (filed herewith)
32.2      Certification by Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350. (filed herewith)

* Previously filed.

(1) Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on Form July 7, 1998.
(2) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form May 15, 2002.
(3) Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form June 25, 2004.
(4) Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form August 13, 2004.
(5) Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on Form November 12, 2004.
(6) Incorporated by reference to our Current Report on Form 10-QSB/A filed with the Securities and Exchange Commission on Form November 18, 2004.
(7) Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on Form January 18, 2005.
(8) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form February 15, 2005.
(9) Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form May 13, 2005.
(10) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form June 21, 2005.
(11) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 5, 2005.
(12) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 8, 2005.
(13) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 14, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CEDRIC KUSHNER PROMOTIONS, INC. & SUBSIDIARIES







Date: August 16, 2005              /s/ Cedric Kushner
                                    ------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 16, 2005               /s/ James DiLorenzo
                                    -------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)