Form 10QSB
period 2005-06-30
CEDRIC KUSHNER PROMOTIONS INC
filed 2005-10-06
CIK 1064539

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x_ No__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            As of October 3, 2005, there were 66,280,445 outstanding shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format: |_| Yes |X| No

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES


                                      INDEX
                                       TO
                                   FORM 10-QSB
                                                                            Page
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

Condensed Consolidated Balance Sheet at June 30, 2005 (Unaudited)             3

Condensed Consolidated Statements of Operations for the six
  months and three months ended June 30, 2005 and 2004 (Unaudited)            5

Condensed Consolidated Statements of Cash Flows for
  the six months ended June 30, 2005 and 2004 (Unaudited)                     6

Notes to Condensed Consolidated Financial Statements                          8

Item 2. Management's Discussion and Analysis or Plan of Operation            27

Item 3.Controls and Procedures                                               33

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                34

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      39

Item 3.     Defaults Upon Senior Securities                                  41

Item 4.     Submission of Matters to a Vote of Security Holders              41

Item 5.     Other Information                                                41

Item 6.     Exhibits                                                         42

            SIGNATURES                                                       46

            CERTIFICATIONS                                                   47

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)




ASSETS
      CURRENT ASSETS:
          Cash                                       $         75,780
          Accounts receivable                                  22,084
          Other current assets                                158,375
          Restricted cash                                   2,415,715
                                                     -----------------
               TOTAL CURRENT ASSETS                         2,671,954
                                                     -----------------

      PROPERTY AND EQUIPMENT, NET                              29,074

      OTHER ASSETS:
          Prepaid signing bonuses, net                         76,094
          Production costs                                  1,284,072
          Security deposit                                     21,438
          Investment in LLC                                   127,958
          Intangible assets, net                              308,280
                                                     -----------------
               TOTAL ASSETS                          $      4,518,870
                                                     =================

See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     CURRENT LIABILITIES:
          Accounts payable                                                                   $     3,157,551
          Accrued litigation and judgments payable                                                 1,106,215
          Due to stockholders/officers                                                               179,817
          Current portion of notes payable - stockholders                                            604,538
          Current portion of notes and loans payable                                               3,156,550
          Accrued expenses and other current liabilities                                           2,291,118
          Due to boxing investors                                                                    400,000
                                                                                             ----------------
                TOTAL CURRENT LIABILITIES                                                         10,895,789
                                                                                             ----------------
     LONG-TERM LIABILITIES:
          Notes payable - stockholders, less current portion                                         995,011
          Notes and loans payable, less current portion                                            1,000,000
                                                                                             ----------------
                TOTAL  LONG-TERM LIABILITIES                                                       1,995,011
                                                                                             ----------------
                TOTAL  LIABILITIES                                                                12,890,800
                                                                                             ----------------

MINORITY INTEREST                                                                                  3,654,976
                                                                                             ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
     Series D, $.01 par value, authorized 399,752 shares,
          399,752 shares issued and outstanding (liquidation preference of $2,430,000)                 3,998
     Series E, $.01 par value, authorized 14,000 shares,
          3,062 shares issued and outstanding (liquidation preference of $1,102,320)                      31
     Common stock, $.01 par value, authorized 100,000,000 shares
          65,549,517 shares issued and 65,444,733 shares outstanding                                 654,447
     Additional paid-in capital                                                                   37,788,905
     Accumulated deficit                                                                         (43,787,947)
     Deferred consulting fees                                                                     (6,523,611)
     Deferred signing bonuses                                                                        (77,729)
     Treasury stock, at cost - 104,784 shares of common stock                                        (85,000)
                                                                                             ----------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                                   (12,026,906)
                                                                                             ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               $     4,518,870
                                                                                             ================

See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                              ENDED JUNE 30,              ENDED JUNE 30,
                                                           2005          2004          2005           2004
                                                        ===========  ===========   ============    ==========

REVENUES
    Boxing promotions                                   $   198,619   $  365,361      $ 275,818    $1,692,735
    Media                                                    28,072      123,059         29,389       352,429
                                                        -----------   ----------     ----------   -----------
        TOTAL REVENUES                                      226,691      488,420        305,207     2,045,164
                                                        -----------   ----------     ----------   -----------
OPERATING COSTS AND EXPENSES
    Cost of revenues - boxing promotions                    103,453      382,445        178,199     1,744,890
    Cost of revenues - media                                  4,272      328,183         29,115       595,864
    Selling, general and administrative                     723,367      451,007      1,510,040     1,225,654
    Amortization of signing bonuses                          36,290      172,854         96,227       315,942
    Amortization of intangible assets                        76,780       68,333        136,240       136,666
    Depreciation and amortization of property
        and equipment                                         2,058        2,305          4,119         4,751
    Impairment of intangible assets                               -      430,000                      430,000
    Compensatory element of stock and warrant
        issuances for selling, general and administrative
        expenses                                            645,500    1,696,915      1,222,389     2,192,415
                                                        -----------   ----------     ----------   -----------
        TOTAL OPERATING COSTS AND EXPENSES                1,591,720    3,532,042      3,176,329     6,646,182
                                                        -----------   ----------     ----------   -----------
        LOSS FROM OPERATIONS                             (1,365,029)  (3,043,622)    (2,871,122)   (4,601,018)
                                                        -----------   ----------     ----------   -----------
OTHER INCOME (EXPENSES)
    Gain on sale of boxing promotional agreement                  -        5,000                       30,000
    Loss on disposition of assets                                 -       (9,493)                      (9,493)
    Other income                                                  -            -                            -
    Interest expense - related parties                      (55,407)     (57,140)      (109,958)     (120,112)
    Interest expense - other                               (122,823)    (153,366)      (240,130)     (313,319)
    Financing costs paid in stocks and warrants            (110,250)  (1,567,620)      (154,000)   (4,989,202)
    Financing costs paid in preferred stock in connection
        with debt conversion - related party                      -
                                                        -----------   ----------     ----------   -----------
        TOTAL OTHER INCOME (EXPENSES)                      (288,480)  (1,782,619)      (504,088)   (5,402,126)
                                                        -----------   ----------     ----------   -----------

NET LOSS                                                 (1,653,509)  (4,826,241)    (3,375,210)  (10,003,144)
                                                        ===========   ==========     ==========   ===========
Net loss applicable to common stock:
Net loss                                                 (1,653,509)  (4,826,241)    (3,375,210)  (10,003,144)
Preferred stock dividends - Series A                                      (8,505)                     (16,939)
                                                        -----------   ----------     ----------   -----------
Net loss applicable to common stock                     ($1,653,509) ($4,834,746)   ($3,375,210) ($10,020,083)
                                                        ===========   ==========     ==========   ===========
NET LOSS PER COMMON SHARE (basic and diluted)                ($0.03)      ($0.45)        ($0.06)       ($0.94)
                                                        ===========   ==========     ==========   ===========
PRO- FORMA NET LOSS
PER COMMON SHARE (basic and diluted)                              -       ($0.08)             -        ($0.17)
                                                        ===========   ==========     ==========   ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
    Basic and diluted                                    59,257,196   10,661,482     57,988,469    10,655,094
                                                        ===========   ==========     ==========   ===========
Pro-forma basic and diluted                                       -   59,968,308              -    58,422,192
                                                        ===========   ==========     ==========   ===========

See accompanying notes to the condensed consolidated financial statements.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
See excel worksheets


CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                      FOR THE SIX MONTHS
                                                                                                         ENDED JUNE 30,

                                                                                                  2005                    2004
                                                                                           ----------------         ----------------

                                                                                                         -                        -

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                             $    (3,375,210)         $   (10,003,145)
Adjustments to reconcile net loss
      to net cash used in operating activities:
Depreciation and amortization                                                                        4,119                  457,359
Amortization of debt discount                                                                                             1,523,930
Amortization of signing bonuses                                                                     49,166
Amortization of intangible assets                                                                  136,240
Amortization of deferred finance costs                                                              47,062
Provision for losses on accounts receivable                                                         10,000                   33,120
Compensatory element of stock and warrant issuances
      for selling, general and administrative expenses                                           1,222,389                2,192,415
Financing costs paid in stocks and warrants                                                        154,000                2,955,272
Financing costs incurred in obtaining membership interest
      in Pledge This, LLC                                                                                                   510,000
Impairement of intangible assets                                                                                            430,000
(Increase) decrease in operating assets:
      Accounts receivable                                                                           61,246                 (125,272)
      Production costs                                                                          (1,284,072)
      Due from related party                                                                       170,020
      Escrow Funds                                                                                                           (4,980)
      Miscellaneous receivables and other current assets                                           (54,627)                  45,071
Increase (decrease) in operating liabilities:
      Accounts payable                                                                             389,402                  118,528
      Accrued litigation and judgments payable                                                     (41,009)                   6,703
      Accrued expenses and other current liabilities                                               215,091                  460,681
      Customer advances                                                                                                       5,000
                                                                                           ----------------         ----------------
          NET CASH USED IN OPERATING ACTIVITIES                                                 (2,296,183)              (1,395,318)
                                                                                           ----------------         ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for prepaid signing bonuses                                                           -                 (375,000)
      Proceeds from sale of boxing promotional agreement                                                 -                   30,000
      Purchases of property and equipment                                                           (6,849)                 (20,482)
      Investment in entertainment activities                                                       (15,958)
      Other                                                                                          1,401                  (76,000)
                                                                                           ----------------         ----------------
          NET CASH USED IN INVESTING ACTIVITIES                                                    (21,406)                (441,482)
                                                                                           ----------------         ----------------

See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
(continued)

                                                                                                      FOR THE SIX MONTHS
                                                                                                        ENDED JUNE 30,
                                                                                                 2005                    2004
                                                                                           ----------------         ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Advances from and (repayments to) stockholders and related parties                           (59,484)                  37,767
      Repayments of notes payable to stockholders and related parties                             (137,706)                 (70,445)
      Proceeds from notes payable - stockholders                                                    99,298                   92,593
      Proceeds from convertible debt                                                                                      1,627,000
      Proceeds from preferrred stock                                                               634,800
      Proceeds from common stock                                                                   250,401
      Proceeds from investment by minority interest                                              3,654,976
      Proceeds from notes and loans payable - other                                                551,506                  495,000
      Repayment of notes and loans payable - other                                                (404,006)                (362,000)
                                                                                           ----------------         ----------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                         4,589,785                1,819,915
                                                                                                         -                        -
               NET INCREASE  IN CASH                                                             2,272,196                  (16,885)

      CASH, BEGINNING OF PERIOD                                                                    219,299                   21,205
                                                                                           ----------------         ----------------
      CASH, END OF PERIOD                                                                  $     2,491,495          $         4,320
                                                                                           ================         ================
Supplemental Disclosures:

Cash paid during the period for:
      Interest                                                                             $        58,499          $       112,012
                                                                                           ================         ================
Non-cash investing and financing activities:
      Common stock to be issued pursuant to consulting agreements                                                   $     1,791,000
      Conversion of stockholder accrued interest to accrued expenses                                                $        91,691
      Conversion of stockholder net advances into equity                                                            $       636,554
      Conversion of stockholders' accrued interest into equity                                                      $        83,973
      Transfer of  notes payable to convertible debt                                                                $        10,000
      Conversion of note payable to common stock                                           $       600,000
      Stocks and warrants issued in connection with deferred consulting fees               $     7,410,000
      Conversion of accrued expenses to common stock and warrants                          $       502,318
      Conversion of escrow funds payable relating to preferred E                           $       199,064
      Recording of debt discount                                                                                    $     1,577,000
      Conversion of convertible debt and accrued interest
          into common stock                                                                $       198,849          $       249,863
      Conversion of stockholders' notes and loan payable into equity                                                $       992,357
      Conversion of accounts payable into due to related party                                                      $        28,270
      Reclassification of accrued expenses to due to stockholders/officers                                          $        73,016
      Conversion of notes payable into convertible debt                                                             $       240,000
      Loss resulting from write-off of fixed assets damaged by office fire                                          $         9,493
      Guaranteed pledge provided in connection with obtaining
          a minority interest in Pledge This, LLC                                                                   $     1,000,000
      Unamortized convertible debt discount                                                                         $       103,070
      Common stock to be issued pursuant to acquisition
          of a minority interest in Pledge This, LLC                                                                $       510,000
      Common stock to be issued pursuant to an exclusive
          promotional agreement                                                                                     $        62,500
      Warrants issued to purchase shares pursuant
          to an exclusive promotional agreement                                                                     $       205,000
      Loss resulting from dispostion of treasury stock
          charged to additional paid in capital                                                                     $       104,983
      Dividends on preferred stock                                                                                  $        16,939

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

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005 or any other period.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $3,375,209 during the six months ended June 30, 2005. In addition, the Company had a working capital deficiency of $8,223,835 and stockholders' deficiency of $12,026,906 at June 30, 2005. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.

On January 12, 2005, the Company formed two new wholly-owned subsidiaries, Ckrush Sports, Inc. ("Sports") and Ckrush, Inc.
("Ckrush"). Both were organized as Delaware corporations. Sports will focus primarily on the boxing sector of the Company, while Ckrush will serve as the ultimate holding Company for the various Ckrush subsidiaries that have been set up as a result of the Company's diversification strategy.


Note 2. Segment Data

The Company has three reportable segments: boxing promotions, media, and entertainment. The boxing promotions segment produces boxing events and promotes professional boxers. The media segment, consisting primarily of the Big Content subsidiary and its ThunderBox subsidiary, manages the creation, distribution (domestically and internationally), and maintenance of all sports media holdings, including the Company's media library of videotaped boxing events. The entertainment segment will produce or co produce films, television programming and other video products.

The Company's reportable segments are strategic business units that offer different outputs. The following table presents information about the Company's business segments as of and for the three and six months ended June 30, 2005:

                                     For The Three Months Ended June 30, 2005        For The Six Months Ended June 30, 2005
                                     ---------------------------------------------- --------------------------------------------
                                     Boxing promotions     Media         Total       Boxing promotions    Media         Total
                                                            and                                            and
                                                       Entertainment                                  Entertainment
                                     -----------------  -----------  -------------  -----------------  -----------   -----------
Net revenue from external customers    $  198,619           28,072    $   226,691       $   275,818   $    29,389    $   305,207
Operating loss                         $  949,336      $   415,692    $ 1,365,028       $ 1,903,330   $   893,045    $ 2,871,121
Amortization of signing bonuses        $   36,290                -        $36,290       $    96,227             -    $    96,227
Amortization of intangible assets               -      $    76,780    $    76,780                 -   $   136,240    $   136,240
Depreciation and amortization of
  property and equipment               $    1,029      $     1,029    $     2,058       $     2,059   $     2,060    $     4,119
Impairment of intangible assets                 -                -              -                 -             -              -
Compensatory element of stock and
  warrant issuances
  for selling, general and
  administrative expenses              $  645,500                -       $645,500       $ 1,222,389             -    $ 1,222,389
Interest expense - other               $  122,823                -       $122,823       $   240,130             -    $   240,130
Interest expense - related parties     $   55,407                -        $55,407       $   109,958             -    $   109,958
Total identifiable assets              $  282,608      $ 4,313,042    $ 4,518,870       $   282,608   $ 4,313,042    $ 4,518,870

The above table which combines Media and Entertainment, includes for Entertainment interest expense for the three and six months ended June 30, 2005, $30,000 and $60,000, respectively, and identifiable assets as of June 30, 2005 $1,412,030.

The following table presents information about the Company's business segments as of and for the three and six months ended June 30, 2004:

                                     For The Three Months Ended Ended June 30, 2004 For The Six Months Ended Ended June 30, 2004
                                     ---------------------------------------------- ---------------------------------------------
                                     Boxing promotions    Media         Total       Boxing promotions     Media          Total
                                     -----------------  -----------  -------------  -----------------  -----------   ------------
Net revenue from external customers    $   365,361      $   123,059   $    488,420     $   1,692,735   $    352,429  $  2,045,164
Operating loss                         $ 2,039,227      $ 1,004,395   $  3,043,622     $   3,082,682   $  1,518,336  $  4,601,018
Amortization of signing bonuses        $   172,854                -   $    172,854     $     315,942              -  $    315,942
Amortization of intangible assets                -      $    68,333   $     68,333                 -   $    136,666  $    136,666
Depreciation and amortization of
property and equipment                 $     1,544      $       761   $      2,305     $       3,183   $      1,568  $      4,751
Impairment of intangible assets                  -      $   430,000   $    430,000                 -   $    430,000  $    430,000
Compensatory element of stock and
warrant issuances
for selling, general and
administrative expenses                $ 1,136,933      $   559,982   $  1,696,915     $   1,468,918   $   723,497   $  2,192,415
Interest expense - other               $   102,755      $    50,611   $    153,366     $     209,924   $   103,395   $    313,319
Interest expense - related parties     $    38,284      $    18,856   $     57,141     $      80,475   $    39,637   $    120,112

Total identifiable assets              $   710,725      $ 2,011,689   $  2,722,414     $     710,725   $ 2,011,689   $  2,722,414
Capital expenditures for property
and equipment                          $    10,421      $    10,421   $     20,482     $      10,421   $    10,421   $     20,482
Capital expenditures for
other assets                           $    75,000      $     1,000   $     76,000     $      75,000   $     1,000   $     76,000

Foreign revenue disclosure

The Company had revenues from foreign sources in the amounts of approximately $10,000 and $180,000 for the six months ended June 30, 2005 and 2004, respectively. This foreign source revenue accounted for 3.3% and 8.8% of total revenues for the six months ended June 30, 2005 and 2004, respectively. Foreign source revenue is determined by the country in which the fight was broadcast.

Reconciliation of reportable segment operating loss to consolidated net loss

A reconciliation of reportable segment operating loss to the Company's consolidated net loss for the three months ended June 30 2005 and 2004 is as follows:

                                                For The Three Months Ended            For The Six Months Ended
                                                       Ended June 30,                       Ended June 30,
                                             -----------------------------------    -----------------------------------
                                                 2005              2004                    2005              2004
                                             ----------------- -----------------    ----------------- -----------------
Operating loss                                   ($1,365,028)       ($3,043,622)          ($2,871,121)      ($4,601,018)
   Gain on sale of boxing promotional
                agreement                                  -              5,000                     -            30,000
   Loss on disposition of assets                           -             (9,493)                    -            (9,493)
   Interest expense - other                         (122,823)          (153,366)             (240,130)         (313,319)
   Interest expense - related parties                (55,407)           (57,141)             (109,958)         (120,112)
   Financing costs paid in stocks and warrants      (110,250)        (1,567,620)             (154,000)       (4,989,202)
                                            ----------------- ------------------     ----------------- -----------------
     Net loss                                    ($1,653,508)       ($4,826,241)          ($3,375,209)     ($10,003,146)
                                            ================= ==================    ================== =================

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

Note 4 - Investment in LLC

On June 27, 2005, Cedric Kushner Promotions, Inc., through its wholly owned subsidiary Ckrush Entertainment, Inc., entered into an Operating Agreement of Identity Films & Company, LLC (the "Operating Agreement"), a recently formed Delaware limited liability company ("IF&C"), with its joint venture partner Identity Films, LLC ("Identity"), under which Entertainment and Identity set forth their respective rights and obligations with respect to the IF&C and the joint venture. IF&C and joint venture was formed for the purpose of arranging, developing and producing, or arranging for the production of all film, television, music, publishing and related properties of Identity. Lisa Fielding and Anthony Mastromauro, each members of Identity, will be responsible for the day-to-day management of IF&C and the joint venture. In addition, Jeremy Dallow and Jim DiLorenzo of Entertainment will serve as managers of IF&C.

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

Note 5. Notes Payable - Stockholders

In October, 2003, the Company borrowed $220,000 from a shareholder. The note bears interest at 18% per annum and is currently in default. The balance on this note at June 30, 2005 amounted to $110,000.

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

In connection with the above referenced consulting agreement in the original amount $2,600,000 payable in weekly installments of $5,000 over ten years without interest. The total remaining amount owing as of June 30, 2005 was $2,028,998. In accordance with the guidance in paragraph 37(k) of SFAS 141, this liability was recorded at present value of $1,439,093, as of June 30, 2005, utilizing appropriate current imputed interest rates. The Company determined that an appropriate imputed interest rate was 15% per annum. The amount of interest imputed for the six months ended June 30, 2005 and 2004 was $99,298 and $92,593 respectively. Our subsidiary, Big Content, has granted a first priority security interest in certain intellectual media assets to this note holder and certain of its affiliates as collateral for our payment obligations under various agreements. If we fail to perform our obligations under these agreements, the secured party may seize these assets. In such event, we would lose our rights to our library of boxing films. If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

In connection with the above referenced agreement, on February 10, 2005 the Company entered into an agreement with its largest debt holders to retire and forgive indebtedness, terminate a consulting agreement and terminate and release liens on its boxing video library. The agreement with Livingston Investments, LLC and Mackin Charitable Remainder Trust will eliminate approximately $3,500,000 of debt and obligations of CKP, including approximately $800,000 of future obligations. Livingston and Mackin shall receive, in addition to cash consideration, an aggregate of 800,000 shares of common stock and a warrant to purchase shares of Common Stock of the Company, vesting with respect to 1,500,000 shares of Common Stock annually over a 5 year period commencing in 2006. The warrants have an exercise price of $.10 per share. The shares and warrants will be unregistered and the shares as well as the shares underlying the warrants shall have the benefit of "piggy-back" registration rights and other rights subject to vesting. The parties shall also enter into an exclusive licensing agreement regarding the licensing of certain electronic media rights to boxing libraries owned by CKP outside of the United States. Additionally, the Company shall pay the parties as they designate $330,000 in three monthly installments commencing February. The parties have executed a binding term sheet reflecting their agreements, which will be amplified by the execution and delivery of definitive agreements by the parties. On July 29, 2005, the Company paid $20,000 to the debt holders, and the Company and the holders signed an extension until October 1, 2005. In the event the Company does not pay the parties on or before October 1, 2005 there shall be an additional penalty payment due of $25,000. The Company and the holders have signed another extension until November 1, 2005.

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


Note 6.  Due to Stockholders/Officers

At June 30, 2005, the balance owed to the Company's President was $135,219. The amounts advanced to the Company by the President have no specific terms, conditions, or maturities.

The Company has an unsecured non-interest bearing advance payable to the Company's Vice President. At June 30, 2005, the balance owed to the Company's Vice President was $43,210.

Note 7. Stockholders' Deficiency

On January 10, 2005, the Company entered into a three year consulting agreement with a consultant to provide general consulting services to the Company. Pursuant to the agreement, the Company has issued to the consultant 3,000,000 restricted shares of the Company's common stock valued at $1,530,000 (to be amortized over the life of the agreement) for various services to be provided. Such shares shall be and were registered with the Securities and Exchange Commission on Form S-8 Registration Statement filed with the Commission on January 18, 2005. Additionally the Company has agreed to issue to the Consultant warrants to purchase an aggregate of twelve million (12,000,000) shares of Common Stock ("Warrants"), valued at approximately $5,880,000 (to be amortized over the life of the agreement and vesting terms), at an initial exercise price of $0.10 cents per share. The Warrants shall provide for cashless exercise. Notwithstanding any failure of the Consultant to perform any Services under this Agreement or the termination of this Agreement by the Company or the Consultant, with our without cause, the Warrants shall automatically vest and be immediately exercisable by the Consultant in three equal installments as follows: (i) Warrants to purchase four million (4,000,000) shares of Common Stock upon the execution of this Agreement, (ii) Warrants to purchase to purchase four million (4,000,000) shares of Common Stock on the first anniversary of the date of this Agreement, and (iii) Warrants to purchase four million (4,000,000) shares of Common Stock on the second anniversary of the date of this Agreement. Amortization expense recorded as compensation element of stock and warrant issuance amounted to $1,166,389 during the quarter ended June 30, 2005.

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

On February 9, 2005, the Company began to offer up to $3,000,000 in Common Stock of the Company for sale to accredited investors at a price of $.36 per Share (the "Offering") on a "best efforts" basis. The offering was open until May 5, 2005. The shares offered will have the benefit of "piggy-back" registration rights. On March 23, 2005, the Company revised the per share purchase price of the Shares from $0.36 per share to $0.25 per share. During the six months ended June 30, 2005, the Company sold shares for $250,400.

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

As of June 30, 2005, the Company sold an aggregate of 6,559 shares of Series E Preferred Stock, at a price of $360 per share, for gross proceeds of $2,361,396 with a liquidation preference of $2,361,240. In connection with this offering, the Company's Board of Directors authorized the issuance of up to 14,000 shares of a Series E Convertible Redeemable Preferred stock. Each share of Series E Convertible Redeemable Preferred Stock is convertible into 1,000 shares of the Company's common stock, par value $.01 per share, subject to adjustment upon specified events. The Series E Convertible Redeemable Preferred Stock carries an aggregate liquidation preference value of $5,040,000.

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

The RPRs were issued in connection with proposed motion pictures currently entitled "Beer League" and "TV The Movie" in which production of said films shall be performed by applicable development and production partners of Entertainment through separate, single purpose business entities also managed by Entertainment (the "Production Entities"). The Holding Companies will (i) be responsible for the production of each motion picture through the Production Entities, (ii) own the completed films and the copyrights thereto, and (iii) be responsible for the commercial exploitation of the rights in the motion pictures in all media outlets throughout the world. The proceeds from the Offering will be used to finance the production of the motion pictures in an amount equal to approximately $2,750,000 for each picture, inclusive of certain fees and expenses. Entertainment shall have the discretion as to the funding of the motion pictures and with respect to all decisions regarding the timing of the application of funds toward pre-production, production and post-production activities of the motion pictures. In addition, Entertainment, together with its production partners (as applicable), shall make all decisions regarding distribution, licensing, promotion and exploitation of the rights in the motion pictures. The investors shall have no direct role in the management of the Holding Companies, Production Entities or otherwise relating to the motion pictures, it being the intention of the parties that the investors shall have passive economic rights through the RPRs and as Class B non-voting members of the Holding Companies with each investor's ownership percentage therein being proportionate to their respective purchase price.

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

Warrants

Warrant activity and weighted average exercise prices for the six months ended June 30, 2005 was as follows:

Weighted Average
                                                                                Number of Warrants  Exercise Price
                                                                                 ---------------   -----------------
Outstanding, December 31, 2004                                                        9,823,113      $        0.61

Issued in connection with an agreement for professional services                     12,445,000      $        0.10
Exercised                                                                              (333,332)     $        0.19
Expired                                                                                (283,408)     $        5.00
                                                                                 ---------------   -----------------
Outstanding, June 30, 2005                                                           21,651,374      $        0.39
                                                                                 ===============   =================

Note 7. Litigation

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter had been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. The Company has not made any payments pursuant to the settlement agreement and, therefore, is in default of the agreement. As of June 30, 2005 the Company remains in default of the settlement agreement.

Zomba Recording Corporation

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of June 30, 2005, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

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

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum. The balance on this obligation at June 30, 2005 amounted to $72,480, which is categorized as accrued litigation and judgments payable in the Company's condensed consolidated financial statements. The Company is currently in compliance of the terms set forth in the forbearance agreement.

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

National Sports Partners

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net Broadcast Service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorney fees. As of June 30, 2005, the Company had accrued approximately $174,300 as a potential liability to NSP.

On or about August 31, 2004, the Company reached a letter agreement with National Sports Partners, wherein National Sports Partners has agreed to forbear from further action against the Company in exchange for full payment over time as stipulated in the agreement of the judgment amount outstanding equal to $239,486, plus any deferred interest. As of June 30, 2005 the Company has paid $65,000 against the judgment amount. However, the Company is currently in default of the letter agreement.

Shane Mosley

On August 23, 2002, the Cedric Kushner Promotions, Ltd ("CKP, Ltd."), currently a wholly owned subsidiary of the Company, and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the CKP, Ltd. CKP, Ltd. had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, CKP, Ltd. defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by CKP Ltd. On July 16, 2003, a restraining order was placed in favor of the boxer against CKP, Ltd. that prohibited the sale, transfer, assignment, or interference of CKP, Ltd.'s property at a certain financial institution until the judgment is satisfied or vacated.

On May 6, 2004, CKP, Ltd and the boxer entered into settlement discussions. In connection with these settlement talks, on behalf of CKP, Ltd, the Company agreed to pay the boxer $50,000 in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment against CKP, Ltd until August 1, 2004. The settlement discussions, at that time, were unsuccessful.

On August 9, 2005, the boxer filed an application in the Supreme Court, State of New York, New York County, Index No. 110985/05 seeking leave to serve a new restraining order against CKP, Ltd. in further enforcement of the judgment entered. CKP, Ltd. has opposed this application and no decision has yet been rendered on this motion.

On September 14, 2005, the boxer filed suit in the United States District Court, Southern District of New York, Case No. 05 cv 7989 against the Company and certain of its officers, directors and employees. This action seeks to enforce the prior judgment entered against CKP, Ltd. against the Company and these officers, directors and employees on different theories of fraudulent conveyance. The Company's time to answer this newly filed Complaint has not yet expired and the Company intends to vigorously defend against this case.

As of June 30, 2005, the Company had recorded as current notes payable $435,359 as the remaining principal liability to the boxer plus accrued interest of approximately $107,000.

Currently there are serious settlement talks underway between CKP, Ltd., the Company and the boxer and certain settlement proposals have been made. Although progress has been made toward a settlement of these matters, there can be no assurance that a settlement will ensue or that any settlement reached will be on terms favorable to CKP, Ltd. and/or the Company.

Dewayne Layfield

On or about March 10, 2003, APB and CKP, Ltd. entered into an agreement (the "March 10, 2003 Agreement") pursuant to which CKP, Ltd. agreed to purchase, inter alia APB's videotaped library of professional boxing contests and all associated contracts and agreements, including any bout agreements between APB and each fighter featured on a tape in the Library and any co-promotion agreements between APB and any other promoter relating to each such fighter(the "Library") for the sum of $250,000 payable in equal monthly installments of $4,167.00. Pursuant to the March 10, 2003 Agreement, CKP, Ltd. agreed to execute and deliver to APB a $250,000 non-interest bearing promissory note (the "APB Note") evidencing CKP Ltd.'s indebtedness to APB. Pursuant to the March 10, 2003 Agreement, if APB was unable to "deliver" all or part of the Library to CKP, Ltd. as agreed "the parties shall mutually agree on an appropriate price reduction for the purchase price of the Library," which price reduction shall "effect a pro rata reduction in the remaining payments due under the [APB] Note." APB subsequently assigned its rights under the March 10, 2003 Agreement and/or the APB Note to L. DeWayne Layfield. On September 1, 2004, CKP, Ltd., acting at the request of APB, executed a substitute $250,000 promissory note in favor to L. DeWayne Layfield (the "Layfield Note"). The Layfield Note was payable $1,000 per month from October 1, 2003 through January 1, 2004, $2,000 per month from February 1, 2004 through July 1, 2004 and $4,000 per month from August 1, 2004 through July 1, 2009. The Layfield Note is expressly subject to any defenses which CKP, Ltd. had against APB under the March 10, 2003 Agreement. As of December 31, 2003, the note was allegedly in default. On or about January 8, 2004, the L. DeWayne Layfield commenced an arbitration against CKP, Ltd. (the "First Arbitration") in which it was alleged that the CKP, Ltd. had defaulted upon the terms of the $250,000 note dated September 1, 2003. On or about March 30, 2004, the First Arbitration was settled pursuant to which Mr. Layfield and CKP, Ltd. entered into a Forbearance Agreement pursuant to which the outstanding balance due under the note was restructured pursuant to a payout schedule. Mr. Layfield was given additional security interest in the Library, as collateral in the event of a material default, for the debt and the arbitration was dismissed without prejudice. On December 3, 2004, APB, Cedric Kushner Promotions, Inc. ("CKP, Inc."), Mr. Layfield and Team Freedom Promotions, Inc. entered into an agreement pursuant to which, inter alia, the amount owed to Mr. Layfield under the Layfield Note was reduced in exchange for payments of a $50,000 payment to APB. During March 2005, there was a second alleged default under the Layfield Note and under the Forbearance Agreement. On or about April 13, 2005, Layfield commenced a second arbitration against CKP, Ltd. (the "Second Arbitration"), alleging breach of the Layfield Note and the Forbearance Agreement. In the Second Arbitration, Mr. Layfield is seeking to recover unpaid principal and interest in the amount of $171,682.27 plus unspecified attorneys' fees and costs. On June 28, 2005, CKP, Ltd. filed an answer to Layfield's statement of claim in the Second Arbitration in which CKP, Ltd. sought, inter alia, a declaration that CKP, Ltd. had no further obligation to Layfield under the Layfield Note and that the Layfield Note was null and void due to APB's breaches of the March 10, 2003 Agreement by, inter alia, failing to deliver the APB Library to CKP, Ltd. On or about July 22, 2005, CKP, Ltd. filed a counterclaim and third-party complaint against Layfield and APB seeking to recover amounts previously paid to Layfield and/or APB under the March 10, 2003 Agreement, the APB Note and the Layfield Note. Layfield has objected to the assertion of such claims, and the arbitrator has not yet ruled on their permissibility. Trial of this matter is presently scheduled for October 25, 2005. CKP, Ltd. intends to vigorously defend this matter.

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

First Equity

On June 17, 2005, First Equity Capital Corporation ("First Equity"), a Louisiana Corporation, filed an action against Cedric Kushner Promotions, Inc. ("CKP, Inc.") in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, alleging that the Company breached an unsigned Consulting and Acquisition Agreement pursuant to which the Company allegedly hired First Equity to provide certain services to the Company. First Equity alleges that the Company is obligated to pay First Equity $1,525,000 and to grant First Equity "up to 4,000,000 registered shares" of the Company's common stock. On or about August 8, 2005, CKP, Inc. filed a motion to dismiss the complaint on Statute of Frauds grounds. This motion was denied on September 8, 2005. On or about September 15, 2005, CKP, Inc. filed a motion for reconsideration of the September 8, 2005 Order denying CKP, Inc.'s motion to dismiss. This motion for reconsideration was denied on or about September 28, 2005. CKP, Inc.'s answer is presently due on October 14, 2005. The Company denies any obligation to First Equity and intends to vigorously defend this action.

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

In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At June 30, 2005, the Company had accrued $1,106,215, inclusive of the amounts previously discussed, in addition to $702,359 classified as notes payable.

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


Note 8.  Major Customer

Revenue from one customer accounted for approximately 44% and 45% of revenues for the six months ended June 30, 2005 and 2004, respectively.


Note 9.  Minority Interest

At June 30, 2005, the Company's majority owned subsidiaries, Beer League Holdings, LLC and TV the Movie Holdings, LLC, received $3,654,976, net of transaction costs, to provide funding for the production of the movies "Beer League" and "TV the Movie". The Company's controlling interests in both movies are held in Beer League Holdings, LLC and TV the Movie Holdings, LLC.


Note 10.  Restricted Cash

Restricted cash is made up of funds raised in connection with the Company's subsidiaries, Beer League Holdings, LLC and TV the Movie Holdings, LLC. Such funds are to be made available only to these subsidiaries. For the period ended June 30, 2005, the Company had $2,415,715 of restricted cash.


Note 11.  Subsequent Events

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

On September 24, 2005, the Company and its subsidiary Ckrush Sports, Inc. entered into a 24 month long consulting agreement with Dino Duva (the "Consultant") for the Consultant to provide services to the Company and Ckrush Sports in connection with the Company's boxing related business, including, among other things, promotional agreements with boxers; contracts with boxers; management and administration of live boxing events; contracts with governmental regulatory agencies, media companies, venues, advertisers, sponsors, trainers, other promotional companies; and the creation, licensing, marketing, distribution and sales of any boxing video library.

Pursuant to the Consulting Agreement, the Consultant is being paid the sum of five thousand per month, along with discretionary bonuses. The Consultant is also entitled to receive as additional compensation, 500,000 shares (non-registered) of the Company's common stock, along with certain periodic stock options.

Also, in a related transaction to the execution of the Consulting Agreement, the Company has contracted to receive, for additional compensation to the Consultant, an assignment of Consultant's interest to certain profits and distributions from Duva Boxing, LLC.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Revenues decreased by $261,729, or 54%, to $226,691 for the three months ended June 30, 2005 from $488,420 for the same period in the prior year. The decrease was primarily due to a decrease in boxing promotion income of approximately $166,742 and a decrease in media income of approximately $94,987.

Revenue from a single customer accounted for approximately 60% of revenues for the three months ended June 30, 2005, compared to 33% from a single customer for the same period in 2004.

Cost of revenues, consisting of $103,453 in boxing promotion costs and $4,272 in media costs, decreased by $602,903, or 85%, to $107,725 for the three months ended June 30, 2005, compared to $710,628 incurred for the three months ended June 30, 2004. The primary reason is due to a title fight in 2004 which did not recur in 2005, offset by a decrease in related cost of revenues. The decrease in cost of revenues is also attributable to the greater cost incurred in staging some of the events during the same period in 2004 and the launch of the new Heavyweight Heroes series during the same period. Gross loss decreased by $341,174 from a gross loss of $222,208 or 45.5% for the three months ended June 30, 2004 to a gross profit of $118,966 or 52.5% for the three months ended June 30, 2005.

The Company currently has three reportable segments, boxing, media and entertainment. The following represents a comparison of revenues, cost of revenues, and gross (loss) profit by segment for the three months ended June 30, 2005 and June 30, 2004:

                                                             THREE MONTHS ENDED JUNE 30,
                                                   2005        % of total        2004          % of total
                                                   ----        ----------        ----          ----------
REVENUES
   Boxing promotions                          $      198,619        87.6%   $       365,361            74.8%
   Media                                              28,072        12.4%           123,059            25.2%
                                              --------------- ------------  ---------------- ----------------
        TOTAL REVENUES                               226,691       100.0%           488,420           100.0%
                                              --------------- ------------  ---------------- ----------------
COST OF REVENUES
   Cost of revenues - boxing promotions              103,453        45.6%           382,445            78.3%
   Cost of revenues - media                            4,272         1.9%           328,183            67.2%
                                              --------------- ------------  ---------------- ----------------
      TOTAL COST OF REVENUES                         107,725        47.5%           710,628           145.5%
                                              --------------- ------------  ---------------- ----------------
GROSS PROFIT (LOSS)
   Boxing promotions                                  95,166        42.0%           (17,084)           -3.5%
   Media                                              23,800        10.5%          (205,124)          -42.0%
                                              --------------- ------------  ---------------- ----------------
   TOTAL GROSS PROFIT (LOSS)                  $      118,966        52.5%         ($222,208)          -45.5%
                                              =============== ============  ================ ================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004, continued:

Selling, general and administrative expenses increased by 62% or $272,359 to $723,366 for the three months ended June 30, 2005, from $451,007 for the three months ended June 30, 2004. The increase was primarily due to an increase in salaries and consulting fees incurred in the three months ended June 30, 2005.

Depreciation and amortization expense for property and equipment decreased to $2,058 for the three months ended June 30, 2005, from $2,305 for the same period in the prior year. Amortization expense of prepaid signing bonuses decreased by $136,564 to $36,290 for the three months ended June 30, 2005, compared to $172,854 for the same period in the prior year. Amortization expenses for intangible assets increased by $8,447 to $76,780 for the three months ended June 30, 2005, compared to $68,333 during the same period last year. Compensatory element of stock and warrant issuances for selling, general and administrative expenses decreased by $1,051,415 to $645,500 for the three months ended June 30, 2005 from $1,696,915 for the same period in 2004. The decrease is due to a decrease in the issuance of warrants as compensation for professional fee during the three months ended June 30, 2005 as compared to the same period in 2004.

The Company recorded $110,250 in financing costs paid in stocks and warrants for the three months ended June 30, 2005, compared to $1,567,620 for the same cost in the prior year. The decrease results primarily from the conversion of indebtedness that was due to the Company's president into equity in 2004, and a consulting agreement executed in January 2004.

Interest expense, inclusive of related parties and other amounts, decreased by $32,276 from $210,506 for the three months ended June 30, 2004 to $178,230 for the three months ended June 30, 2005. This decrease is attributable to the conversion of the Company's long-term debt into equity.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Revenues decreased by $1,739,957, or 85%, to $305,207 for the six months ended June 30, 2005 from $2,045,164 for the same period in the prior year. The decrease was primarily due to a title fight that earned approximately $1.25 million dollars in revenues, for the six months ended June 30, 2004, and a decrease in media income of approximately $323,000. No such event was staged during the six months ended June 30, 2005.

Revenue from a single customer accounted for approximately 44% of revenues for the six months ended June 30, 2005, compared to 45% from a single customer for the same period in 2004.

Cost of revenues, consisting of $178,199 in boxing promotion costs and $29,115 in media costs, decreased by $2,133,440, or 91%, to $207,314 for the six months ended June 30, 2005, compared to $2,340,754 incurred for the six months ended June 30, 2004. The primary reason is due to a title fight in 2004 which did not recur in 2005, offset by a decrease in related cost of revenues. The decrease in cost of revenues is also attributable to the greater cost incurred in staging some of the events during the same period in 2004 and the launch of the new Heavyweight Heroes series during the same period. Gross loss decreased by $393,483 from a gross loss of $295,590 or (14%)for the six months ended June 30, 2004 to a gross profit of $97,893 or 32% for the six months ended June 30, 2005.

The Company currently has three reportable segments, boxing, media and entertainment. The following represents a comparison of revenues, cost of revenues, and gross (loss) profit by segment for the six months ended June 30, 2005 and June 30, 2004:

                                                             SIX MONTHS ENDED JUNE 30,
                                                     2005      % of total         2004          % of total
                                              --------------- ------------  ---------------- ----------------
REVENUES
   Boxing promotions                                $275,818        90.3%        $1,692,735            82.8%
   Media                                              29,389         9.7%           352,429            17.2%
                                              --------------- ------------  ---------------- ----------------
        TOTAL REVENUES                               305,207       100.0%         2,045,164           100.0%
                                              --------------- ------------  ---------------- ----------------
COST OF REVENUES
   Cost of revenues - boxing promotions              178,199        58.4%         1,744,890            85.3%
   Cost of revenues - media                           29,115         9.5%           595,864            29.1%
                                              --------------- ------------  ---------------- ----------------
      TOTAL COST OF REVENUES                         207,314        67.9%         2,340,754           114.5%
                                              --------------- ------------  ---------------- ----------------
GROSS PROFIT(LOSS)
   Boxing promotions                                  97,619          32%           (52,155)           -2.6%
   Media                                                 274           0%          (243,435)          -11.9%
                                              --------------- ------------  ---------------- ----------------
   TOTAL GROSS PROFIT (LOSS)                         $97,893          32%         ($295,590)          -14.5%
                                              =============== ============  ================ ================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004, continued:

Selling, general and administrative expenses increased by 23% or $284,385 to $1,510,039 for the six months ended June 30, 2005, from $1,225,654 for the six months ended June 30, 2004. The increase was primarily due to an increase in salaries and consulting fees incurred in the six months ended June 30, 2005.

Depreciation and amortization expense for property and equipment decreased to $4,119 for the six months ended June 30, 2005, from $4,751 for the same period in the prior year. Amortization expense of prepaid signing bonuses decreased by $219,715 to $96,227 for the six months ended June 30, 2005, compared to $315,942 for the same period in the prior year. Amortization expenses for intangible assets decreased by $426 to $136,240 for the six months ended June 30, 2005, compared to $136,666 during the same period last year. Compensatory element of stock and warrant issuances for selling, general and administrative expenses decreased by $970,026 to $1,222,389 for the six months ended June 30, 2005 from $2,192,415 for the same period in 2004. The decrease is due to a decrease in the issuance of warrants as compensation for professional fee during the six months ended June 30, 2005 as compared to the same period in 2004.

The Company recorded $154,000 in financing costs paid in stocks and warrants for the six months ended June 30, 2005, compared to $4,989,202 for the same cost in the prior year. The decrease results primarily from the conversion of indebtedness that was due to the Company's president into equity in 2004, and a consulting agreement executed in January 2004.

Interest expense, inclusive of related parties and other amounts, decreased by $83,343 from $433,431 for the six months ended June 30, 2004 to $350,088 for the six months ended June 30, 2005. This decrease is attributable to the conversion of the Company's long-term debt into equity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

LIQUIDITY AND CAPITAL RESOURCES:


The Company incurred net losses of $3,375,209 and $10,003,144 during the six months ended June 30, 2005 and 2004, respectively. In addition, the Company had a working capital deficiency of $8,223,835 at June 30, 2005. Furthermore, the Company had a stockholders' deficiency at June 30, 2005 of $12,026,906. These factors continue to raise substantial doubts about the Company's ability to continue as a going concern.

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

As of June 30, 2005, the Company is in default of several notes and loans payable in the aggregate amount of approximately $2,870,000. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations, which may result in the Company having to curtail or cease operations.

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

During the six months ended June 30, 2005, the Company continued to explore sources of additional financing to satisfy its current operating requirements. In addition, the Company continues to focus on improving liquidity in several ways, including:



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

In line with the above, on June 27, 2005, the Company through its wholly owned subsidiary Ckrush Entertainment, Inc., entered into an Operating Agreement of Identity Films & Company, LLC, a recently formed Delaware limited liability company ("IF&C"), with its joint venture partner Identity Films, LLC ("Identity"), under which Entertainment and Identity set forth their respective rights and obligations with respect to the IF&C and the joint venture. IF&C and joint venture was formed for the purpose of arranging, developing and producing, or arranging for the production of all film, television, music, publishing and related properties of Identity. In addition, on June 28, 2005, TV The Movie Holdings, LLC and Beer League Holdings, LLC (collectively, the "Holding Companies"), each of which Ckrush Entertainment is the sole managing member thereof and owns a controlling ownership interest therein, closed a private placement offering pursuant to which the Holding Companies sold and issued an aggregate of approximately 69 units of revenue participation rights to certain accredited investors for an aggregate purchase price of approximately $3,800,000.

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

As a result of the above, the Company reorganized its accounting personnel to address these issues. Specifically, the Company has retained the services of a new experienced accountant on an independent contractor basis to review and implement procedures to enable the completion of our consolidated financial statements on a timely basis. While management believes progress had been made with respect to these issues, it nevertheless believes that there continues to exist material weakness in this area. We believe additional progress in this are will continue through the third quarter of 2005.

                          PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter had been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. The Company has not made any payments pursuant to the settlement agreement and, therefore, is in default of the agreement. As of June 30, 2005 the Company remains in default of the settlement agreement.

Zomba Recording Corporation

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of June 30, 2005, the unpaid balance owed to Zomba by CKP was approximately $266,874 and is reported as current notes payable.

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

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum. The balance on this obligation at June 30, 2005 amounted to $72,480 which is categorized as accrued litigation and judgments payable in the Company's condensed consolidated financial statements. The Company is currently in compliance of the terms set forth in the forbearance agreement.

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

National Sports Partners

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net Broadcast Service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorney fees. As of June 30, 2005, the Company had accrued approximately $239,000 as a potential liability to NSP.

On or about August 31, 2004, the Company reached a letter agreement with National Sports Partners, wherein National Sports Partners has agreed to forbear from further action against the Company in exchange for full payment over time as stipulated in the agreement of the judgment amount outstanding equal to $239,486, plus any deferred interest. As of June 30, 2005 the Company has paid $65,000 against the judgment amount. However, the Company is currently in default of the letter agreement.

Shane Mosley

On August 23, 2002, the Cedric Kushner Promotions, Ltd ("CKP, Ltd."), currently a wholly owned subsidiary of the Company, and a boxer agreed to settle a disputed matter related to the sharing of certain profits between the boxer and the CKP, Ltd. CKP, Ltd. had agreed to pay the boxer approximately $610,000, excluding amounts previously paid, plus interest by April 30, 2003. On June 2, 2003, CKP, Ltd. defaulted on the agreed upon settlement terms, and a judgment was entered in favor of the boxer in the approximate amount of $610,000, less any principal paid by CKP Ltd. On July 16, 2003, a restraining order was placed in favor of the boxer against CKP, Ltd. that prohibited the sale, transfer, assignment, or interference of CKP, Ltd.'s property at a certain financial institution until the judgment is satisfied or vacated.

On May 6, 2004, CKP, Ltd and the boxer entered into settlement discussions. In connection with these settlement talks, on behalf of CKP, Ltd, the Company agreed to pay the boxer $50,000 in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment against CKP, Ltd until August 1, 2004. The settlement discussions, at that time, were unsuccessful.

On August 9, 2005, the boxer filed an application in the Supreme Court, State of New York, New York County, Index No. 110985/05 seeking leave to serve a new restraining order against CKP, Ltd. in further enforcement of the judgment entered. CKP, Ltd. has opposed this application and no decision has yet been rendered on this motion.

On September 14, 2005, the boxer filed suit in the United States District Court, Southern District of New York, Case No. 05 cv 7989 against the Company and certain of its officers, directors and employees. This action seeks to enforce the prior judgment entered against CKP, Ltd. against the Company and these officers, directors and employees on different theories of fraudulent conveyance. The Company's time to answer this newly filed Complaint has not yet expired and the Company intends to vigorously defend against this case.

As of June 30, 2005, the Company had recorded as current notes payable $435,359 as the remaining principal liability to the boxer plus accrued interest of approximately $107,000.

Currently there are serious settlement talks underway between CKP, Ltd., the Company and the boxer and certain settlement proposals have been made. Although progress has been made toward a settlement of these matters, there can be no assurance that a settlement will ensue or that any settlement reached will be on terms favorable to CKP, Ltd. and/or the Company.

Dewayne Layfield

On or about March 10, 2003, APB and CKP, Ltd. entered into an agreement (the "March 10, 2003 Agreement") pursuant to which CKP, Ltd. agreed to purchase, inter alia APB's videotaped library of professional boxing contests and all associated contracts and agreements, including any bout agreements between APB and each fighter featured on a tape in the Library and any co-promotion agreements between APB and any other promoter relating to each such fighter(the "Library") for the sum of $250,000 payable in equal monthly installments of $4,167.00. Pursuant to the March 10, 2003 Agreement, CKP, Ltd. agreed to execute and deliver to APB a $250,000 non-interest bearing promissory note (the "APB Note") evidencing CKP Ltd.'s indebtedness to APB. Pursuant to the March 10, 2003 Agreement, if APB was unable to "deliver" all or part of the Library to CKP, Ltd. as agreed "the parties shall mutually agree on an appropriate price reduction for the purchase price of the Library," which price reduction shall "effect a pro rata reduction in the remaining payments due under the [APB] Note." APB subsequently assigned its rights under the March 10, 2003 Agreement and/or the APB Note to L. DeWayne Layfield. On September 1, 2004, CKP, Ltd., acting at the request of APB, executed a substitute $250,000 promissory note in favor to L. DeWayne Layfield (the "Layfield Note"). The Layfield Note was payable $1,000 per month from October 1, 2003 through January 1, 2004, $2,000 per month from February 1, 2004 through July 1, 2004 and $4,000 per month from August 1, 2004 through July 1, 2009. The Layfield Note is expressly subject to any defenses which CKP, Ltd. had against APB under the March 10, 2003 Agreement. As of December 31, 2003, the note was allegedly in default. On or about January 8, 2004, the L. DeWayne Layfield commenced an arbitration against CKP, Ltd. (the "First Arbitration") in which it was alleged that the CKP, Ltd. had defaulted upon the terms of the $250,000 note dated September 1, 2003. On or about March 30, 2004, the First Arbitration was settled pursuant to which Mr. Layfield and CKP, Ltd. entered into a Forbearance Agreement pursuant to which the outstanding balance due under the note was restructured pursuant to a payout schedule. Mr. Layfield was given additional security interest in the Library, as collateral in the event of a material default, for the debt and the arbitration was dismissed without prejudice. On December 3, 2004, APB, Cedric Kushner Promotions, Inc. ("CKP, Inc."), Mr. Layfield and Team Freedom Promotions, Inc. entered into an agreement pursuant to which, inter alia, the amount owed to Mr. Layfield under the Layfield Note was reduced in exchange for payments of a $50,000 payment to APB. During March 2005, there was a second alleged default under the Layfield Note and under the Forbearance Agreement. On or about April 13, 2005, Layfield commenced a second arbitration against CKP, Ltd. (the "Second Arbitration"), alleging breach of the Layfield Note and the Forbearance Agreement. In the Second Arbitration, Mr. Layfield is seeking to recover unpaid principal and interest in the amount of $171,682.27 plus unspecified attorneys' fees and costs. On June 28, 2005, CKP, Ltd. filed an answer to Layfield's statement of claim in the Second Arbitration in which CKP, Ltd. sought, inter alia, a declaration that CKP, Ltd. had no further obligation to Layfield under the Layfield Note and that the Layfield Note was null and void due to APB's breaches of the March 10, 2003 Agreement by, inter alia, failing to deliver the APB Library to CKP, Ltd. On or about July 22, 2005, CKP, Ltd. filed a counterclaim and third-party complaint against Layfield and APB seeking to recover amounts previously paid to Layfield and/or APB under the March 10, 2003 Agreement, the APB Note and the Layfield Note. Layfield has objected to the assertion of such claims, and the arbitrator has not yet ruled on their permissibility. Trial of this matter is presently scheduled for October 25, 2005. CKP, Ltd. intends to vigorously defend this matter.


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

First Equity

On June 17, 2005, First Equity Capital Corporation ("First Equity"), a Louisiana Corporation, filed an action against Cedric Kushner Promotions, Inc. ("CKP, Inc.") in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, alleging that the Company breached an unsigned Consulting and Acquisition Agreement pursuant to which the Company allegedly hired First Equity to provide certain services to the Company. First Equity alleges that the Company is obligated to pay First Equity $1,525,000 and to grant First Equity "up to 4,000,000 registered shares" of the Company's common stock. On or about August 8, 2005, CKP, Inc. filed a motion to dismiss the complaint on Statute of Frauds grounds. This motion was denied on September 8, 2005. On or about September 15, 2005, CKP, Inc. filed a motion for reconsideration of the September 8, 2005 Order denying CKP, Inc.'s motion to dismiss. This motion for reconsideration was denied on or about September 28, 2005. CKP, Inc.'s answer is presently due on October 14, 2005. The Company denies any obligation to First Equity and intends to vigorously defend this action.

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

In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At June 30, 2005, the Company had accrued $1,106,215, inclusive of the amounts previously discussed, in addition to $702,359 classified as notes payable.

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2005, we issued a principal amount $100,000 promissory note, 100,000 shares of our common stock, and warrants to purchase 100,000 shares of common stock at an exercise price of $.20 per share to a certain accredited investor. The note matured on July 15, 2005 and accrued interest at a rate of 2% percent. As of the date hereof we are currently in default of the promissory note; however, we have not received a notice of default from the holder.

In May 2005, we issued a principal amount $75,000 promissory note and warrants to purchase 100,000 shares of common stock at an exercise price of $.20 per share to a certain accredited investor. The note matured on August 3, 2005 and accrued interest at a rate of 13.5% percent. As of the date hereof we are currently in default of the promissory note; however, we have not received a notice of default from the holder.

In May 2005, we issued several convertible promissory notes in the aggregate of $275,000 to certain accredited investors. In the event we were to default on the notes, we, after receiving written notification of a default by the holders, would convert the notes into an aggregate of 1,300,000 shares of the our common stock. The notes matured on various dates in July and August and accrued interest at a rate of 2% percent. As of the date hereof we are currently in default of the promissory notes; however, we have not received a notice of default from the holders.

As of June 30, 2005, the Company sold an aggregate of 6,559 shares of Series E Preferred Stock, at a price of $360 per share, for gross proceeds of $2,361,396 with a liquidation preference of $2,361,240. In connection with this offering, the Company's Board of Directors authorized the issuance of up to 14,000 shares of a Series E Convertible Redeemable Preferred stock. Each share of Series E Convertible Redeemable Preferred Stock is convertible into 1,000 shares of the Company's common stock, par value $.01 per share, subject to adjustment upon specified events. The Series E Convertible Redeemable Preferred Stock carries an aggregate liquidation preference value of $5,040,000. On June 30, 2005, holders of 3,062 shares of preferred shares converted their investment into 3,496,869 shares of Common Stock.

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

On June 27, 2005, Cedric Kushner Promotions, Inc., through its wholly owned subsidiary Ckrush Entertainment, Inc., entered into an Operating Agreement of Identity Films & Company, LLC (the "Operating Agreement"), a recently formed Delaware limited liability company ("IF&C"), with its joint venture partner Identity Films, LLC ("Identity"), under which Entertainment and Identity set forth their respective rights and obligations with respect to the IF&C and the joint venture. IF&C and joint venture was formed for the purpose of arranging, developing and producing, or arranging for the production of all film, television, music, publishing and related properties of Identity. Lisa Fielding and Anthony Mastromauro, each members of Identity, will be responsible for the day-to-day management of IF&C and the joint venture. Upon the execution of the Operating Agreement, the Company issued incentive warrants of the Company to Lisa Fielding and Anthony Mastromauro to purchase: (i) 100,000 shares of common stock of the Company, par value $.01 per share (the "Common Stock"); and (ii) 100,000 shares of Common Stock which will vest upon Entertainment being allocated its Maximum Preferred Return. In both cases, the exercise price of the warrants will be $.30 per share.


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

Item 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2005, the Company is in default of several notes and loans payable in the aggregate amount of approximately $2,870,000. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6. EXHIBITS

Exhibit
Number     Description

2.1* Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo.(2)
2.2* Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2.3* Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
3.1*      Articles of Incorporation of the Registrant (1)
3.2* Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004. (4)
3.3*      By-laws of Registrant (1)
3.4* Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004.(6)
3.5*      Amendment to the By-Laws of Cedric Kushner Promotions, Inc. (9)
3.6* Amendments to the Certificate of Incorporation of Cedric Kushner Promotions, Inc. (9)
4.1*      Specimen common stock Certificate (1)
10.1*     1996 Incentive and Non-qualified Stock Option Plan (1)
10.2* Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.3* Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.4*     1998 Incentive and Non-qualified Stock Option Plan (1)
10.5* Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.6* Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.7* Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.8* Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc. (2)
10.9* Payment Agreement, effective August 1, 2001, between the Company and Summit Trading Limited. (2)
10.10* Form of Note and Warrant Purchase Agreement, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.11* Form of Promissory Note, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.12* Form of Warrant to Purchase Common Stock, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)

10.13* Termination Agreement regarding the Consulting Agreement and Payment Agreement, dated January 30, 2002,between the Company, Investor Relations Services, Inc., and Summit Trading Limited. (2)
10.14* Form of Note and Warrant Purchase Agreement, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.15* Form of Convertible Promissory Note, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.16* Form of Warrant to Purchase Common Stock, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.17* Form of Convertible Promissory Note, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.18* Form of Warrant to Purchase Common Stock, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.19* Form of Note and Warrant Purchase Agreement, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.20* Form of Warrant to Purchase Common Stock, executed May, 28 2003 between the Company and a purchaser in a private placement (3)
10.21* Form of Note and Warrant Purchase Agreement, executed May, 28 2003 between the Company and a purchaser in a private placement. (3) 10.22* Form of Convertible Promissory Note, executed May, 28 2003 between the Company and a purchaser in a private placement. (3)
10.23* Form of Promissory Note, executed January 30, 2003, between the Company and a lender. (3)
10.24* Form of Promissory Note, executed March 24, 2003, between the Company and a lender. (3)
10.25* Form of Promissory Note, executed March 27, 2003, between the Company and a lender. (3)
10.26* Form of Warrant to Purchase Common Stock, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.27* Form of Convertible Promissory Note, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.28* Form of Note and Warrant Purchase Agreement, executed August 12, 2003 between the Company and a purchaser in a private placement. (3)
10.29* Form of Warrant to Purchase Common Stock between the Company and Yeend & Castaneda, dated September 5, 2003 (3)
10.30* Consulting Agreement, effective January 6, 2004, between the Company and SOS Resource Services, Inc. (3)
10.31* Amendment to the Consulting Agreement between the Company and SOS Resource Services, Inc., dated January 30, 2004. (3) 10.32* Form of Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.33* Form of Warrant to Purchase Common Stock, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.34* Form of Convertible Promissory Note, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.35* Supplement to the Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.36* Consulting Agreement, effective January 1, 2004, between the Company and Bulldog Management, LLC. (3)
10.37* Form of Warrant to Purchase Common Stock, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.38* Form of Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)

10.39* Form of Convertible Promissory Note, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.40* Supplement, dated March 19, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.41* Supplement, dated March 29, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.42* Exchange Agreement, dated February 19, 2004, between the Company and Cedric Kushner. (3)
10.43* Amended Exchange Agreement, dated May 7, 2004, between the Company and Cedric Kushner. (3)
10.44* Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr. (3)(7)
10.45* Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield. (3)
10.46* Consulting Agreement, effective June 1, 2004, between the Company and Roy Roberts. (4)(7)
10.47* Form of Note and Warrant Purchase Agreement, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.48* Form of Convertible Promissory Note, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.49* Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.50*    2002 Incentive and Non-qualified Stock Option Plan (5)
10.51* Consulting Agreement, effective January 10, 2005, between the Company and Philabelle Consulting, LLC. (7)
10.52* Amendment to Consulting Agreement, dated October 31, 2004, between the Company and Roy Roberts. (7)
10.53* Amendment to Consulting Agreement, dated October 31, 2004, between the Company and Roy Roberts. (7)
10.54* Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc, (8)
10.55* Conversion Agreement, dated February 15, 2005, between the Company and a NoteHolder
10.56* Debt Settlement Agreement, dated January 23, 2005, between the Company and Yeend & Castaneda, LLP. (9)
10.57* Conversion Agreement dated as of June 15, 2005 between the Company and a Noteholder. (10)
10.58* Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto. (11)

10.59* Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., the Company and Cornell Capital Partners, L.P.
          (11)
10.60* Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P. (11)
10.61* Pledge and Escrow Agreement dated as of June 28, 2005 by and between the Company, Cornell Capital Partners, L.P. and David Gonzalez, Esq.
          (11)
10.62*    Operating Agreement of Identity Films & Company, LLC dated as of
          June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC. (12)
10.63* Amendment No. 1 to the Guaranty and Pledge Agreement dated as of June 30, 2005 by and between the Company and the investors named on the signature page thereto. (13)
10.64* Contribution and Indemnification Agreement dated as of June 30, 2005 by and between the Company and World Wide South Beach, LLC. (13)
10.65* Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement dated as of June 30, 2005 by and between the Company and the investors named on the signature page thereto. (13)
10.66 Consulting Agreement dated September 24, 2005 by and Between Ckrush Sports, Inc. and Dino Duva. (filed herewith)
31.1      Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
          Section 302. (filed herewith)
31.2      Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
          Section 302. (filed herewith)
32.1      Certification by Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350. (filed herewith)
32.2      Certification by Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350. (filed herewith)

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


CEDRIC KUSHNER PROMOTIONS, INC. & SUBSIDIARIES



Date: October 6, 2005              /s/ Cedric Kushner
                                   ------------------
                                    Cedric Kushner
                                    Chairman of the Board and
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: October 6, 2005               /s/ James DiLorenzo
                                    -------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)