Form 10QSB
period 2005-09-30
CEDRIC KUSHNER PROMOTIONS INC
filed 2005-11-21
CIK 1064539

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

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

            As of November 18, 2005, there were 67,725,661 outstanding shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format: |_| Yes |X| No

                CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES


                                      INDEX
                                       TO
                                   FORM 10-QSB
                                                                            Page
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

Condensed Consolidated Balance Sheet at September 30, 2005 (Unaudited)        3

Condensed Consolidated Statements of Operations for the nine months and three months ended September 30, 2005 and 2004 (Unaudited) 5

Condensed Consolidated Statements of Cash Flows for
  the nine months ended September 30, 2005 and 2004 (Unaudited)               6

Notes to Condensed Consolidated Financial Statements                          8

Item 2. Management's Discussion and Analysis or Plan of Operation            27

Item 3.Controls and Procedures                                               33

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                34

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      39

Item 3.     Defaults Upon Senior Securities                                  41

Item 4.     Submission of Matters to a Vote of Security Holders              41

Item 5.     Other Information                                                41

Item 6.     Exhibits                                                         42

            SIGNATURES                                                       46

            CERTIFICATIONS                                                   47

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)


ASSETS
      CURRENT ASSETS:
          Cash                                                                  $278,622
          Accounts receivable                                                     15,000
          Other current assets                                                   183,307
                                                                              ----------
               TOTAL CURRENT ASSETS                                              476,929
                                                                              ----------

      PROPERTY AND EQUIPMENT, NET                                                 47,272

      OTHER ASSETS:
          Prepaid signing bonuses, net                                            89,499
          Production costs                                                     3,516,481
          Security deposit                                                        27,090
          Investment in movie rights                                             206,936
          Intangible assets, net                                                 212,565
                                                                              ----------
               TOTAL ASSETS                                                   $4,576,772
                                                                              ==========

See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
      CURRENT LIABILITIES:
            Accounts payable                                                                           $3,239,694
            Accrued litigation and judgments payable                                                    1,095,432
            Due to stockholders/officers                                                                  256,144
            Current portion of notes payable - stockholders                                               655,783
            Current portion of notes and loans payable                                                  2,960,551
            Accrued expenses and other current liabilities                                              2,326,283
            Due to entertaiment investors                                                                  25,000
            Due to boxing investors                                                                       400,000
                                                                                                       ----------
                  TOTAL CURRENT LIABILITIES                                                            10,958,887
                                                                                                       ----------
      LONG-TERM LIABILITIES:
            Notes payable - stockholders, less current portion                                            995,011
            Notes and loans payable, less current portion                                               1,000,000
                                                                                                       ----------
                  TOTAL  LONG-TERM LIABILITIES                                                          1,995,011
                                                                                                       ----------
                  TOTAL  LIABILITIES                                                                   12,953,898
                                                                                                       ----------

MINORITY INTEREST                                                                                       4,547,853
                                                                                                       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
      Series D, $.01 par value, authorized 399,752 shares,
            399,752 shares issued and outstanding (liquidation preference of $2,430,000)                    3,998
      Series E, $.01 par value, authorized 14,000 shares,
            3,062 shares issued and outstanding (liquidation preference of $1,102,320)                         27
      Common stock, $.01 par value, authorized 100,000,000 shares
            65,549,517 shares issued and 65,444,733 shares outstanding                                    669,304
      Additional paid-in capital                                                                       38,104,361
      Accumulated deficit                                                                             (45,473,745)
      Deferred consulting fees                                                                         (6,076,445)
      Deferred signing bonuses                                                                            (67,479)
      Treasury stock, at cost - 104,784 shares of common stock                                            (85,000)
                                                                                                       ----------
TOTAL STOCKHOLDERS' DEFICIENCY                                                                        (12,924,979)
                                                                                                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                         $4,576,772
                                                                                                       ==========

   See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                        FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                        2005             2004             2005               2004
                                                                       ----------      ---------         ---------      ----------
REVENUES
      Boxing promotions                                                $   52,762      $ 126,341         $ 328,580      $1,819,075
      Media                                                                34,963          7,648            64,352         360,077
      Entertainment                                                        12,750                           12,750
                                                                       ----------      ---------         ---------      ----------
        TOTAL REVENUES                                                    100,475        133,989           405,682       2,179,152
                                                                       ----------      ---------         ---------      ----------
OPERATING COSTS AND EXPENSES
      Cost of revenues - boxing promotions                                 93,289         23,625           271,488       2,042,370
      Cost of revenues - media                                             19,069         64,273            48,184         386,283
      Selling, general and administrative                                 759,681        503,608         2,269,720       1,729,261
      Amortization of signing bonuses                                      29,625        191,149           125,852         507,091
      Amortization of intangible assets                                    45,715         68,334           181,955         205,000
      Depreciation and amortization of property
            and equipment                                                   2,081          2,305             6,200           7,056
      Reversal of stock based compensation                                            (2,055,000)                       (2,055,000)
      Impairment of signing bonus                                                        514,913                           514,913
      Impairment of intangible assets                                           -                                          430,000
      Compensatory element of stock and warrant
            issuances for selling, general and administrative
            expenses                                                      647,166         75,500         1,869,555       2,267,915
                                                                       ----------      ---------         ---------      ----------
            TOTAL OPERATING COSTS AND EXPENSES                          1,596,626       (611,293)        4,772,954       6,034,889
                                                                       ----------      ---------         ---------      ----------
            LOSS FROM OPERATIONS                                       (1,496,151)       745,282        (4,367,272)     (3,855,737)
                                                                       ----------      ---------         ---------      ----------
OTHER INCOME (EXPENSES)
      Gain on sale of boxing promotional agreement                              -         29,063                            59,063
      Loss on disposition of assets                                             -              -                            (9,493)
      Other income                                                              -              -                                 -
      Interest expense - related parties                                  (76,195)       (56,266)         (186,153)       (176,378)
      Interest expense - other                                           (113,451)      (187,605)         (353,581)       (500,925)
      Financing costs paid in stocks and warrants                               -       (229,683)         (154,000)     (5,218,885)
      Financing costs paid in preferred stock in connection
            with debt conversion - related party                                -
                                                                       ----------      ---------         ---------      ----------
            TOTAL OTHER INCOME (EXPENSES)                                (189,646)      (444,491)         (693,734)     (5,846,618)
                                                                       ----------      ---------         ---------      ----------

NET LOSS                                                               (1,685,797)       300,791        (5,061,006)     (9,702,355)
                                                                       ==========      =========         =========       =========
Net loss applicable to common stock:
Net loss                                                               (1,685,797)       300,791        (5,061,006)     (9,702,355)
Preferred stock dividends - Series A                                                      (8,610)                          (25,549)
                                                                       ----------      ---------         ---------      ----------
Net loss applicable to common stock                                   ($1,685,797)      $292,181       ($5,061,006)    ($9,727,904)
                                                                       ==========      =========         =========       =========
NET LOSS PER COMMON SHARE (basic and diluted)                              ($0.03)         $0.03            ($0.08)         ($0.91)
                                                                       ==========      =========         =========       =========
PRO- FORMA NET LOSS
PER COMMON SHARE (basic and diluted)                                            -          $0.00                 -          ($0.16)
                                                                       ==========      =========         =========       =========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
      Basic and diluted                                                62,592,733     10,661,482        60,651,935      10,655,094
                                                                       ==========      =========         =========       =========
Pro-forma basic and diluted                                                     -     61,839,923                 -      61,051,677
                                                                       ==========      =========         =========       =========


See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               FOR THE NINE MONTHS
                                                                                                ENDED SEPTEMBER 30,
                                                                                             2005                 2004
                                                                                         ------------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                           $ (5,061,007)         $(9,702,355)
Adjustments to reconcile net loss
      to net cash used in operating activities:
Depreciation and amortization                                                                   6,201              719,147
Amortization of debt discount
Amortization of signing bonuses                                                                68,541
Amortization of intangible assets                                                             181,955
Amortization of deferred finance costs                                                         57,311
Provision for losses on accounts receivable                                                                         34,000
Compensatory element of stock and warrant issuances
      for selling, general and administrative expenses                                      1,869,555              212,915
Financing costs paid in stocks and warrants                                                   154,000            4,708,885
Financing costs incurred in obtaining membership interest
      in Pledge This, LLC                                                                                          510,000
Impairement of boxing assets                                                                                       514,913
Impairement of intangible assets                                                                                   430,000
(Increase) decrease in operating assets:
      Accounts receivable                                                                      78,330               (4,980)
      Production costs                                                                     (3,516,481)
      Prepaid signing bonuses                                                                 (32,780)
      Due from related party                                                                  170,020
      Escrow Funds
      Miscellaneous receivables and other current assets                                      (79,559)             (61,254)
      Security deposit                                                                         (5,652)
      Other assets                                                                                                 (32,500)
Increase (decrease) in operating liabilities:                                                                       10,833
      Accounts payable                                                                        471,546              336,712
      Accrued litigation and judgments payable                                                (56,792)             (40,319)
      Accrued expenses and other current liabilities                                          250,565              609,009
      Customer advances                                                                                             45,000
                                                                                         ------------          -----------
          NET CASH USED IN OPERATING ACTIVITIES                                            (5,444,247)          (1,709,994)
                                                                                         ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for prepaid signing bonuses                                                                    (375,000)
      Proceeds from sale of boxing promotional agreement                                                            75,001
      Purchases of property and equipment                                                     (27,129)             (20,482)
      Investment in movie rights                                                              (64,936)
      Other                                                                                    51,401              (37,000)
                                                                                         ------------          -----------
          NET CASH USED IN INVESTING ACTIVITIES                                               (40,664)            (357,481)
                                                                                         ------------          -----------

See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
(continued)

                                                                                              FOR THE NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                             2005                 2004
                                                                                         ------------          -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Advances from and (repayments to) stockholders and related parties                      (43,157)             144,600
      Repayments of notes payable to stockholders and related parties                        (137,706)            (123,749)
      Proceeds from notes payable - stockholders                                              150,543              110,959
      Repayment of notes and loans payable - stockholders                                                          (88,445)
      Proceeds from convertible debt                                                                             1,818,000
      Proceeds from preferrred stock                                                          634,800
      Proceeds from common stock                                                              250,401
      Proceeds from investment by minority interest                                         4,547,853
      Proceeds from notes and loans payable - other                                           596,506              748,650
      Repayment of notes and loans payable - other                                           (455,006)            (468,000)
                                                                                                    -                    -
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                    5,544,234            2,142,015
                                                                                                    -                    -
               NET INCREASE  IN CASH                                                           59,323               74,540

      CASH, BEGINNING OF PERIOD                                                               219,299               21,205
                                                                                                    -                    -
      CASH, END OF PERIOD                                                                    $278,622              $95,745
                                                                                                    -                    -


Supplemental Disclosures:

Cash paid during the period for:
      Interest                                                                                $68,499             $161,594
                                                                                                    -                    -
Non-cash investing and financing activities:
      Common stock to be issued pursuant to consulting agreements                                             $  1,791,000
      Conversion of stockholder accrued interest to accrued expenses                                          $     91,691
      Conversion of stockholder net advances into equity                                                      $    636,554
      Conversion of stockholders' accrued interest into equity                                                $     83,973
      Conversion of  notes payable to convertible debt                                                        $  2,068,000
      Conversion of note payable to common stock                                         $    700,000
      Stocks and warrants issued in connection with deferred consulting fees             $  7,610,000
      Conversion of accrued expenses to common stock and warrants                        $    494,779
      Conversion of escrow funds payable relating to preferred E                         $    199,064
      Recording of debt discount                                                                              $  1,577,000
      Conversion of convertible debt and accrued interest
          into common stock                                                              $    198,849         $    249,863
      Conversion of stockholders' notes and loan payable into equity                                          $    992,357
      Conversion of accounts payable into due to related party                                                $     28,270
      Reclassification of accrued expenses to due to stockholders/officers                                    $     73,016
      Conversion of notes payable into convertible debt
      Loss resulting from write-off of fixed assets damaged by office fire                                         $ 9,493
      Guaranteed pledge provided in connection with obtaining
          a minority interest in Pledge This, LLC Unamortized convertible debt discount Common stock to be issued pursuant to acquisition of a minority interest in Pledge This, LLC
      Common stock to be issued pursuant to an exclusive
          promotional agreement                                                                                   $ 62,500
      Warrants issued to purchase shares pursuant
          to an exclusive promotional agreement                                                                  $ 205,000
      Loss resulting from dispostion of treasury stock                                                           $ 104,983
          charged to additional paid in capital
      Dividends on preferred stock                                                                                $ 25,549

See accompanying notes to the condensed consolidated financial statements.

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Cedric Kushner Promotions, Inc. ("CKP") and all of its wholly-owned subsidiaries (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005 or any other period.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,907,127 during the nine months ended September 30, 2005. In addition, the Company had a working capital deficiency of $10,515,958 and stockholders' deficiency of $12,771,100 at September 30, 2005. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.



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

The Company's reportable segments are strategic business units that offer different outputs. The following table presents information about the Company's business segments as of and for the three and nine months ended September 30, 2005:

                                                           For The Three Months Ended  September 30, 2005
                                                       ------------------------------------------------------------
                                                       Boxing promotions     Media     Entertainment       Total
                                                       ------------------------------------------------------------
Net revenue from external customers                         $52,762          $34,963      $12,750          $100,475
Income (loss) from operations                           $(1,023,947)       $(336,450)   $(135,754)      $(1,496,151)
Amortization of signing bonuses                             $29,625                -                        $29,625
Amortization of intangible assets                                 -          $45,715                        $45,715
Depreciation and amortization of property and equipment      $1,041           $1,040                         $2,081
Compensatory element of stock and warrant issuances
  for selling, general and administrative expenses         $647,166                -                       $647,166
Interest expense - other                                   $113,451         $      -                       $113,451
Interest expense - related parties                          $46,195         $      -      $30,000           $76,195
Total identifiable assets                                  $438,182         $238,605   $3,989,485        $4,576,772
Capital expenditures for property and equipment             $13,496          $13,496      $20,280           $47,272

                                                               For The Nine Months Ended  September 30, 2005
                                                       -------------------------------------------------------------
                                                       Boxing promotions     Media     Entertainment       Total
                                                       -------------------------------------------------------------
Net revenue from external customers                        $328,580          $64,352      $12,750          $405,682
Income (loss) from operations                           $(3,543,693)     $(1,167,431)   $(349,883)      $(5,061,006)
Amortization of signing bonuses                            $125,852                -                       $125,852
Amortization of intangible assets                                 -         $181,955                       $181,955
Depreciation and amortization of property and equipment      $3,100           $3,100                         $6,200
Compensatory element of stock and warrant issuances      $1,869,555                -                     $1,869,555
  for selling, general and administrative expenses
Interest expense - other                                   $353,581      $         -                       $353,581
Interest expense - related parties                          $96,153      $         -      $90,000          $186,153
Total identifiable assets                                  $438,182         $238,605   $3,989,485        $4,576,772
Capital expenditures for property and equipment             $13,496          $13,496      $20,280           $47,272



The following table presents information about the Company's business segments as of and for the three and nine months ended September 30, 2004:
                                                               For The Three Months Ended September 30, 2004
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


                                                               For The Nine Months Ended September 30, 2004
                                                           -----------------------------------------------------------
                                                           Boxing promotions      Media                 Total
                                                          ----------------- ------------------ ----------------------
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

Foreign revenue disclosure

The Company had revenues from foreign sources in the amounts of approximately $17,858 and $426,000 for the nine months ended September 30, 2005 and 2004, respectively. This foreign source revenue accounted for 4.4% and 19.5% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. Foreign source revenue is determined by the country in which the fight was broadcast.

Reconciliation of reportable segment operating loss to consolidated net loss

A reconciliation of reportable segment operating loss to the Company's consolidated net loss for the three months ended September 30 2005 and 2004 is as follows:

                                                For The Three Months Ended            For The Nine Months Ended
                                                     Ended September 30,                 Ended September 30,
                                              ---------------------------------    ---------------------------------
                                                 2005              2004                    2005              2004
                                              ---------------- ----------------    ---------------- ----------------
Operating loss                                   ($1,496,151)          $745,282         ($4,367,272)     ($3,855,737)
  Gain on sale of boxing promotional
               agreement                                  -             29,063                    -           59,063
  Loss on disposition of assets                           -                  -                    -           (9,493)
  Interest expense - other                         (113,451)          (187,605)            (353,581)        (500,925)
  Interest expense - related parties                (46,195)           (56,266)             (96,153)        (176,378)
  Financing costs paid in stocks and warrants                         (229,683)            (154,000)      (5,218,885)
                                              ---------------- -----------------   ---------------- ----------------
     Net loss                                    ($1,685,797)          $300,791         ($5,061,006)     ($9,702,355)
                                              ================ =================   ================ ================

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

The Company's subsidiary, Big Content, Inc ("Big Content"), has granted a first priority security interest in the Company's library of boxing films to Livingston Investments, LLC, a related party to the Company, and certain of its affiliates as collateral for the Company's payment obligations under various agreements. If the Company fails to perform its obligations under these agreements, the secured party may seize these assets. In such event, the Company would lose its rights to its library of boxing films. If this were to occur, the Company's revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

Note 4 - Investment in LLC

On June 27, 2005, CKP, through its wholly owned subsidiary Ckrush Entertainment, Inc. ("Entertainment"), entered into an Operating Agreement for Identity Films & Company, LLC (the "Operating Agreement"), a recently formed Delaware limited liability company ("IF&C"), with its joint venture partner Identity Films, LLC ("Identity"), under which Entertainment and Identity set forth their respective rights and obligations with respect to the IF&C. IF&C was formed for the purpose of arranging, developing and producing, or arranging for the production of all film, television, music, publishing and related properties of Identity. Lisa Fielding and Anthony Mastromauro, each members of Identity, will be responsible for the day-to-day management of IF&C. In addition, Jeremy Dallow and Jim DiLorenzo of Entertainment will serve as managers of IF&C.

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

Note 5. Notes Payable - Stockholders

In October, 2003, the Company borrowed $220,000 from a shareholder. The note bears interest at 18% per annum and is currently in default. The balance on this note at September 30, 2005 amounted to $110,000.

The Company entered into a consulting agreement with one of the Company's stockholders whereby the stockholder will receive, at a minimum, $5,000 per week for ten years. The consulting agreement also entitled the stockholder to 10% of net profit, as defined in the agreement, for events generating total revenues in excess of $500,000, 20% of net profit from sales related to the acquired video library and 15% of net proceeds of any qualified financing, as defined in the agreement, to be used to redeem the stockholder's Series C Convertible Preferred stock at a share price equal to the liquidation preference value per share. The Company, however, had the ability to terminate the consulting agreement after covered payments, as defined in the agreement, of $4,300,000 were made no later than March 25, 2005 or $5,300,000 were made no later than March 25, 2012. As such, the Company recorded the minimum payments pursuant to the consulting agreement as additional purchase consideration at a present value of approximately $1,449,000 as of the Big Content merger date of March 15, 2002, (as discussed in the Company's 10-KSB for the year ended December 31, 2004), using an imputed interest rate of 15% per annum.

In connection with the above referenced consulting agreement in the original amount of $2,600,000 which is payable in weekly installments of $5,000 over ten years without interest. The total remaining amount owing as of September 30, 2005 was $2,028,998. In accordance with the guidance in paragraph 37(k) of SFAS 141, this liability was recorded at present value of $1,439,093, as of September 30, 2005, utilizing appropriate current imputed interest rates. The Company determined that an appropriate imputed interest rate was 15% per annum. The amount of interest imputed for the nine months ended September 30, 2005 and 2004 was $150,544 and $138,959 respectively.

In connection with the above referenced agreement, on February 10, 2005 the Company entered into an agreement with its largest debt holders to retire and forgive indebtedness, terminate a consulting agreement and terminate and release liens on its boxing video library. The above referenced agreement with Livingston Investments,LLC and Mackin Charitable Remainder Trust will eliminate approximately $3,500,000 of debt and obligations of CKP, including approximately $800,000 of future obligations. Livingston and Mackin shall receive, in addition to cash consideration, an aggregate of 800,000 shares of common stock and a warrant to purchase 1,500,000 shares of Common Stock of the Company, vesting annually over a 5 year period commencing in 2006. The warrants have an exercise price of $.10 per share. The shares and warrants will be unregistered and the shares as well as the shares underlying the warrants shall have the benefit of "piggy-back" registration rights and other rights subject to vesting. The parties shall also enter into an exclusive licensing agreement regarding the licensing of certain electronic media rights to boxing libraries owned by CKP outside of the United States. Additionally, the Company shall pay the parties as designated $330,000 in three monthly installments commencing February, 2005. The parties have executed a binding term sheet reflecting their agreements, which will be amplified by the execution and delivery of definitive agreements by the parties. On July 29, 2005, the Company paid $20,000 to the debt holders, and the Company and the holders signed an extension until October 1, 2005. In the event the Company does not pay the parties on or before October 1, 2005 there shall be an additional penalty payment due of $25,000. The Company and the holders have signed another extension until December 15, 2005.

On June 15, 2005, the Company entered into a Conversion Agreement (the "Conversion Agreement") with a certain holder of the Company's 10% $525,000 principal amount promissory notes dated May 19, 2003 to September 25, 2003 (the "Notes"). The Company was previously in default on the payment of principal and interest under the notes. Pursuant to the Conversion Agreement, the holder agreed to convert the entire principal amount and interest payable under the Notes as of June 15, 2005 into shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at a conversion price equal to $.30 per share. Accordingly, the holder delivered a notice of conversion to the Company upon execution of the Conversion Agreement in which the holder converted the entire balance payable under the Notes (principal plus accrued interest) in the aggregate amount of $625,419 into 2,084,730 shares of Common Stock.


Note 6.  Due to Stockholders/Officers

The Company has an unsecured non-interest bearing advance payable to the Company's President. At September 30, 2005, the balance owed to the Company's President was $252,272.

The Company has an unsecured non-interest bearing advance payable to the Company's Vice President. At September 30, 2005, the balance owed to the Company's Vice President was $3,872.

Note 7. Stockholders' Deficiency

On January 10, 2005, the Company entered into a three year consulting agreement with a consultant to provide general consulting services to the Company. Pursuant to the agreement, the Company has issued to the consultant 3,000,000 restricted shares of the Company's common stock valued at $1,530,000 (to be amortized over the life of the agreement) for various services to be provided. Such shares were registered with the Securities and Exchange Commission on Form S-8 Registration Statement filed with the Commission on January 18, 2005. Additionally the Company has agreed to issue to the Consultant warrants to purchase an aggregate of twelve million (12,000,000) shares of Common Stock ("Warrants"), valued at approximately $5,880,000 (to be amortized over the life of the agreement and vesting terms), at an initial exercise price of $0.10 cents per share. The Warrants shall provide for cashless exercise. Notwithstanding any failure of the Consultant to perform any Services under this Agreement or the termination of this Agreement by the Company or the Consultant, with our without cause, the Warrants shall automatically vest and be immediately exercisable by the Consultant in three equal installments as follows: (i) Warrants to purchase four million (4,000,000) shares of Common Stock upon the execution of this Agreement, (ii) Warrants to purchase to purchase four million (4,000,000) shares of Common Stock on the first anniversary of the date of this Agreement, and
(iii) Warrants to purchase four million (4,000,000) shares of Common Stock on the second anniversary of the date of this Agreement. Amortization expense recorded as compensation element of stock and warrant issuance amounted to $647,166 during the quarter ended September 30, 2005.

On January 23, 2005, the Company entered into a debt settlement agreement with Yeend & Castaneda, LLP ("Y&C"), which is owed approximately $120,000 for past services provided the Company. Y&C and the Company agreed to the following terms: the Company shall pay to Y&C $37,500 payable as per an agreed upon schedule, the Company issued Y&C a warrant to purchase 245,000 share of common stock of the Company at an exercise price of $.10. Such warrant is valued at approximately $118,000 and contains a cashless exercise provision along with piggyback registration rights. Additionally, for full and final satisfaction of the indebtedness, the Company issued to Y&C 145,000 shares of unregistered and restricted common stock of the Company. Such shares have been valued at approximately $74,000 and shall also have the benefit of piggyback registration rights.

On February 9, 2005, the Company began to offer up to $3,000,000 in Common Stock of the Company for sale to accredited investors at a price of $.36 per Share (the "Offering") on a "best efforts" basis. The offering was open until May 5, 2005. The shares offered will have the benefit of "piggy-back" registration rights. On March 23, 2005, the Company revised the per share purchase price of the Shares from $0.36 per share to $0.25 per share. During the nine months ended September 30, 2005, the Company sold 1,001,600 shares for $250,400.

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

As of September 30, 2005, the Company sold an aggregate of 6,559 shares of Series E Preferred Stock, at a price of $360 per share, for gross proceeds of $2,361,396 with a liquidation preference of $2,361,240. In connection with this offering, the Company's Board of Directors authorized the issuance of up to 14,000 shares of a Series E Convertible Redeemable Preferred stock. Each share of Series E Convertible Redeemable Preferred Stock is convertible into 1,000 shares of the Company's common stock, par value $.01 per share, subject to adjustment upon specified events. The Series E Convertible Redeemable Preferred Stock carries an aggregate liquidation preference value of $5,040,000.

On June 28, 2005, TV The Movie Holdings, LLC and Beer League Holdings, LLC (collectively, the "Holding Companies"), each of which Entertainment, is the sole managing member and owns a controlling ownership interest therein, closed a private placement offering (the "Offering") pursuant to which the Holding Companies sold and issued an aggregate of approximately 69 units of revenue participation rights ("RPRs") to certain accredited investors for an aggregate purchase price of approximately $3,800,000. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

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


On July 8, 2005, the Company entered into certain agreements, each dated as of June 30, 2005, in connection with Pledge This Holdings, LLC ("Pledge, LLC") which the Company formed with certain other parties on September 30, 2004, and which the Company's Executive Vice President is currently the sole managing member and which the Company owns a minority ownership interest therein, for the purpose of obtaining necessary financing, producing and distributing a feature-length motion picture tentatively entitled "Pledge This!" (the "Picture"), including theatrical and non-theatrical distribution, over-air and cable television broadcast, and DVD/video distribution.

On July 8, 2005, the Company entered into Amendment No. 1 to the Guaranty and Pledge Agreement (the "Amendment") dated as of June 30, 2004 with certain accredited investors who invested an aggregate of $1,000,000 in Pledge, LLC on June 30, 2004. Pursuant to the original Guaranty and Pledge Agreement (the "Original Agreement") dated as of June 30, 2004, the Company guaranteed the repayment of the $1,000,000 investment, to the extent that Pledge, LLC has not repaid such amount (the "Total Repayment Amount") to the investors on or prior to June 30, 2005 from the commercial exploitation of the Picture. Under the Original Agreement, the Company and the investors agreed to extend the date of repayment from June 30, 2005 to December 31, 2005.

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

Also, pursuant to the Installment Payment Amendment the Company agreed to pay to the investors, on a pro rata basis, an amount equal to the product of 14.4% per annum, covering the period from June 30, 2005 to December 31, 2005, multiplied by the then outstanding Total Repayment Amount of the investors under the Pledge, LLC Operating Agreement (the "Extension Period Amount"), which amount shall accrue daily and be payable in cash in a lump sum on December 31, 2005 or until the date the investors receive payments in cash equal to the Total Repayment Amount, either in payments or distributions under the Pledge, LLC Operating Agreement in accordance with its terms or as a result of:


     o    payments by us to the investors under the Amendment,
     o payments by WWSB to the investors under a certain Guaranty, dated as of September 30, 2005, by WWSB in favor of the investors, and
     o payments or distributions from any other person, including third party financing sources and investors.


Following the date upon which the Total Repayment Amount is paid to the investors, any amounts due under the Installment Payment Amendment, including the Extension Period Amount, shall cease to accrue.

On August 30, 2005, the Company and its subsidiary Ckrush Entertainment, Inc. entered into an agreement with Adam Vetri to produce the film project titled "TV the Movie". As full compensation for services rendered, the Company shall pay Vetri the sum of $100,000 and 150,000 restricted shares of the Company's common stock. Such shares shall have the benefit of piggy-back registration rights.

On September 2, 2005, the Company issued 500,000 shares of its common stock to a lender pursuant to a $100,000 convertible Note.

On September 24, 2005, the Company and its subsidiary Ckrush Sports, Inc. entered into a 24 month consulting agreement with Dino Duva (the "Consultant") for the Consultant to provide services to the Company and Ckrush Sports in connection with the Company's boxing related business, including, among other things, promotional agreements with boxers; contracts with boxers; management and administration of live boxing events; contracts with governmental regulatory agencies, media companies, venues, advertisers, sponsors, trainers, other promotional companies; and the creation, licensing, marketing, distribution and sales of any boxing video library.

Pursuant to the Consulting Agreement, the Consultant is being paid the sum of $5,000 per month, along with discretionary bonuses. The Consultant is also entitled to receive as additional compensation, 500,000 shares (non-registered) of the Company's common stock, along with certain periodic stock options.

Also, in a related transaction to the execution of the Consulting Agreement, the Company has contracted to receive, for additional compensation to the Consultant, an assignment of Consultant's interest to certain profits and distributions from Duva Boxing, LLC.

Warrants

Warrant activity and weighted average exercise prices for the nine months ended September 30, 2005 was as follows:

Weighted Average
                                                                                Number of Warrants  Exercise Price
                                                                                 ---------------    ---------------
Outstanding, December 31, 2004                                                        9,823,113      $        0.61

Issued in connection with an agreement for professional services                     12,945,000      $        0.10
Exercised                                                                              (333,332)     $        0.19
Expired                                                                                (283,408)     $        5.00
                                                                                 ---------------    ---------------
Outstanding, September 30, 2005                                                      22,151,374      $        0.39
                                                                                 ===============    ===============

Note 8. Litigation

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter had been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. The Company has not made any payments pursuant to the settlement agreement and, therefore, is in default of the agreement. As of September 30, 2005 the Company remains in default of the settlement agreement.

Zomba Recording Corporation

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of September 30, 2005, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

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

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum. The balance on this obligation at September 30, 2005 amounted to $67,223, which is categorized as accrued litigation and judgments payable in the Company's condensed consolidated financial statements. The Company is currently in compliance of the terms set forth in the forbearance agreement.

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

National Sports Partners

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net Broadcast Service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorney fees. As of September 30, 2005, the Company had accrued approximately $174,300 as a potential liability to NSP.

On or about August 31, 2004, the Company reached a letter agreement with National Sports Partners, wherein National Sports Partners has agreed to forbear from further action against the Company in exchange for full payment over time as stipulated in the agreement of the judgment amount outstanding equal to $239,486, plus any deferred interest. As of September 30, 2005 the Company has paid $65,000 against the judgment amount. However, the Company is currently in default of the letter agreement.

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

As of September 30, 2005, the Company had recorded as current notes payable $385,359 as the remaining principal liability to the boxer plus accrued interest of approximately $114,000.

Currently the Company is negotiating a settlement of these matters but, there can be no assurance that a settlement will ensue or that any settlement reached will be on terms favorable to CKP, Ltd. and/or the Company.

Dewayne Layfield

On or about March 10, 2003, APB and CKP, Ltd. entered into an agreement (the "March 10, 2003 Agreement") pursuant to which CKP, Ltd. agreed to purchase, inter alia APB's videotaped library of professional boxing contests and all associated contracts and agreements, including any bout agreements between APB and each fighter featured on a tape in the Library and any co-promotion agreements between APB and any other promoter relating to each such fighter(the "Library") for the sum of $250,000 payable in equal monthly installments of $4,167.00. Pursuant to the March 10, 2003 Agreement, CKP, Ltd. agreed to execute and deliver to APB a $250,000 non-interest bearing promissory note (the "APB Note") evidencing CKP Ltd.'s indebtedness to APB. Pursuant to the March 10, 2003 Agreement, if APB was unable to "deliver" all or part of the Library to CKP, Ltd. as agreed "the parties shall mutually agree on an appropriate price reduction for the purchase price of the Library," which price reduction shall "effect a pro rata reduction in the remaining payments due under the [APB] Note." APB subsequently assigned its rights under the March 10, 2003 Agreement and/or the APB Note to L. DeWayne Layfield. On September 1, 2004, CKP, Ltd., acting at the request of APB, executed a substitute $250,000 promissory note in favor to L. DeWayne Layfield (the "Layfield Note"). The Layfield Note was payable $1,000 per month from October 1, 2003 through January 1, 2004, $2,000 per month from February 1, 2004 through July 1, 2004 and $4,000 per month from August 1, 2004 through July 1, 2009. The Layfield Note is expressly subject to any defenses which CKP, Ltd. had against APB under the March 10, 2003 Agreement. As of December 31, 2003, the note was allegedly in default. On or about January 8, 2004, the L. DeWayne Layfield commenced an arbitration against CKP, Ltd. (the "First Arbitration") in which it was alleged that the CKP, Ltd. had defaulted upon the terms of the $250,000 note dated September 1, 2003. On or about March 30, 2004, the First Arbitration was settled pursuant to which Mr. Layfield and CKP, Ltd. entered into a Forbearance Agreement pursuant to which the outstanding balance due under the note was restructured pursuant to a payout schedule. Mr. Layfield was given additional security interest in the Library, as collateral in the event of a material default, for the debt and the arbitration was dismissed without prejudice. On December 3, 2004, APB, Cedric Kushner Promotions, Inc. ("CKP, Inc."), Mr. Layfield and Team Freedom Promotions, Inc. entered into an agreement pursuant to which, inter alia, the amount owed to Mr. Layfield under the Layfield Note was reduced in exchange for payments of a $50,000 payment to APB. During March 2005, there was a second alleged default under the Layfield Note and under the Forbearance Agreement. On or about April 13, 2005, Layfield commenced a second arbitration against CKP, Ltd. (the "Second Arbitration"), alleging breach of the Layfield Note and the Forbearance Agreement. In the Second Arbitration, Mr. Layfield is seeking to recover unpaid principal and interest in the amount of $171,682.27 plus unspecified attorneys' fees and costs. On June 28, 2005, CKP, Ltd. filed an answer to Layfield's statement of claim in the Second Arbitration in which CKP, Ltd. sought, inter alia, a declaration that CKP, Ltd. had no further obligation to Layfield under the Layfield Note and that the Layfield Note was null and void due to APB's breaches of the March 10, 2003 Agreement by, inter alia, failing to deliver the APB Library to CKP, Ltd. On or about July 22, 2005, CKP, Ltd. filed a counterclaim and third-party complaint against Layfield and APB seeking to recover amounts previously paid to Layfield and/or APB under the March 10, 2003 Agreement, the APB Note and the Layfield Note. Layfield has objected to the assertion of such claims, and the arbitrator has not yet ruled on their permissibility. Trial of this matter is presently scheduled for October 25, 2005. CKP, Ltd. intends to vigorously defend this matter.
                                      -24-

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

First Equity

On June 17, 2005, First Equity Capital Corporation ("First Equity"), a Louisiana Corporation, filed an action against Cedric Kushner Promotions, Inc. ("CKP, Inc.") in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, alleging that the Company breached an unsigned Consulting and Acquisition Agreement pursuant to which the Company allegedly hired First Equity to provide certain services to the Company. First Equity alleges that the Company is obligated to pay First Equity $1,525,000 and to grant First Equity "up to 4,000,000 registered shares" of the Company's common stock. On or about August 8, 2005, CKP, Inc. filed a motion to dismiss the complaint on Statute of Frauds grounds. This motion was denied on September 8, 2005. On or about September 15, 2005, CKP, Inc. filed a motion for reconsideration of the September 8, 2005 Order denying CKP, Inc.'s motion to dismiss. This motion for reconsideration was denied on or about September 28, 2005. CKP, Inc. has filed an answer denying any liability to First Equity and raising numerous affirmative defenses. CKP, Inc. is in the process of taking discovery in this matter and intends to vigorously defend this case.

Others


In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At September 30, 2005, the Company had accrued $1,095,432, inclusive of the amounts previously discussed, in addition to $652,233 classified as notes payable.

There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.


Note 9.   Major Customer

Revenue from one customer accounted for approximately 52% and 42% of revenues for the nine months ended September 30, 2005 and 2004, respectively.


Note 10.  Minority Interest

At September 30, 2005, the Company's majority owned subsidiaries, Beer League Holdings, LLC and TV the Movie Holdings, LLC, received $4,547,853, net of transaction costs, to provide funding for the production of the movies "Beer League" and "TV the Movie". The Company's controlling interests in both movies are held in Beer League Holdings, LLC and TV the Movie Holdings, LLC.


Note 11.  Restricted Cash

Restricted cash is made up of funds raised in connection with the Company's subsidiaries, Beer League Holdings, LLC and TV the Movie Holdings, LLC. Such funds are to be made available only to these subsidiaries. For the period ended September 30, 2005, the Company had no restricted cash.

Note 12.  Subsequent Events

Effective November 1, 2005, Big Content entered into a License Agreement with English Distribution, LLC with respect to Big Content's boxing library. English Distribution, LLC is authorized to distribute the contents of that library throughout the world, except in the United States for a term of three (3) years. English Distribution, LLC is entitled to a twenty percent (20%) commission from the license fees, net of certain costs. The balance of the license fees will be distributed seventy-five percent (75%) to English Distribution, LLC and Twenty-Five (25%) percent to Big Content.

On November 1, 2005, the Company terminated its previously mentioned loan with a stockholder in consideration of the issuance to Livingston of 800,000 shares of common stock and an agreement to pay Livingston $257,000 on or before December 15, 2005. The shares are subject to a registration rights agreement.


On or about November 8, 2005, the Company entered into a global settlement of its dispute with a boxer. Pursuant to the settlement, the Company agreed to pay the sum of $625,884.40 to the boxer, plus continuing interest, through installment payments to be made by paying to the boxer 60% of the net profits from boxing events promoted or co-promoted by the Company (retroactively commencing September 2005) until the outstanding sum, plus accruing interest, is paid in full. The settlement further provides that the Company shall receive a $100,000 credit toward the outstanding sum owing by the required transfer and assignment of its rights to the Mosley Video Library held by the Company. In the event that the full outstanding balance is not paid by the Company on or before December 31, 2008, any unpaid balance owing shall be immediately accelerated and shall be come immediately due and payable. CKP, Ltd and Cedric Kushner individually have guaranteed this final payment obligation if any sum remains unpaid as of December 31, 2008. Based upon the above settlement, the Federal Action is currently being dismissed.

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

CRITICAL ACCOUNTING POLICIES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals (such as incentive compensation and restructuring costs), income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our consolidated financial statements because they are affected significantly by management's judgments, assumptions and estimates.
                                      -27-

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Revenues decreased by $33,514 or 25%, to $100,475 for the three months ended September 30, 2005 from $133,989 for the same period in the prior year. The decrease was due to a decrease in boxing promotion income of approximately $73,579 and is offset by an increase in media income of approximately $27,315 and Entertainment income of approximately $12,750.

Revenue from a single customer accounted for approximately 54% of revenues for the three months ended September 30, 2005, compared to 33% from a single customer for the same period in 2004.

Cost of revenues, consisting of $93,289 in boxing promotion costs and $19,069 in media costs, increased by $24,460, or 28%, to $112,358 for the three months ended September 30, 2005, compared to $87,898 incurred for the three months ended September 30, 2004. The decrease is due to additional special costs incurred in boxing promotions which did not result in increase revenues. Gross income decreased by $57,972 from a gross profit of $46,089 or 34% for the three months ended September 30, 2004 to a gross loss of $11,883 or 11.8% for the three months ended September 30, 2005.

The Company currently has three reportable segments, boxing, media and entertainment. The following represents a comparison of revenues, cost of revenues, and gross (loss) profit by segment for the three months ended September 30, 2005 and September 30, 2004:

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                   2005        % of total        2004          % of total
                                                   ----        ----------        ----          ----------
REVENUES
   Boxing promotions                          $       52,762        52.5%   $       126,340            94.2%
   Media                                              34,963        34.8%             7,648             5.8%
   Entertainment                                      12,750        12.7%
                                              --------------- ------------  ---------------- ----------------
        TOTAL REVENUES                               100,475       100.0%           133,988           100.0%
                                              --------------- ------------  ---------------- ----------------
COST OF REVENUES
   Cost of revenues - boxing promotions               93,289        92.8%           297,480           222.0%
   Cost of revenues - media                           19,069       19.07%          (209,581)         (156.4)%
                                              --------------- ------------  ---------------- ----------------
      TOTAL COST OF REVENUES                         112,358       111.8%            87,899            65.6%
                                              --------------- ------------  ---------------- ----------------
GROSS PROFIT (LOSS)
   Boxing promotions                                 (40,527)      (40.3)%         (171,140)          (127.7)%
   Media                                              15,894        15.8%           217,229            162.1%
   Entertainment                                      12,750        12.7%
                                              --------------- ------------  ---------------- ----------------
   TOTAL GROSS PROFIT (LOSS)                  $      (11,883)      (11.8%)          $46,089             34.4%
                                              =============== ============  ================ ================

                                      -28-

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004, continued:

Selling, general and administrative expenses increased by 51% or $256,073 to $759,681 for the three months ended September 30, 2005, from $503,608 for the three months ended September 30, 2004. The increase was primarily due to an increase in salaries and consulting fees incurred in the three months ended September 30, 2005.

Depreciation and amortization expense for property and equipment decreased by $224 to $$2,081 for the three months ended September 30, 2005, from $2,305 for the same period in the prior year. Amortization expense of prepaid signing bonuses decreased by $161,524 to $29,625 for the three months ended September 30, 2005, compared to $191,149 or the same period in the prior year. Amortization expenses for intangible assets decreased by $22,169 to $45,715 for the three months ended September 30, 2005, compared to $68,334 during the same period last year. Compensatory element of stock and warrant issuances for selling, general and administrative expenses increased by $571,666 to $647,166 for the three months ended September 30, 2005 from $75,500 for the same period in 2004. The increase is due to a increase in the issuance of warrants as compensation for professional fee during the three months ended September 30, 2005 as compared to the same period in 2004.

The Company did not record any financing costs paid in stocks and warrants for the three months ended September 30, 2005, compared to $229,683 for the same cost in the prior year. The elimination of the financing costs result primarily from the conversion of indebtedness that was due to the Company's president into equity in 2004, and a consulting agreement executed in January 2004.

Interest expense, inclusive of related parties and other amounts, decreased by $54,225 from $243,871 for the three months ended September 30, 2005 to $189,646 for the three months ended September 30, 2005. This decrease is attributable to the conversion of the Company's long-term debt into equity.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

Revenues decreased by $1,773,470, or 81%, to $405,682 for the nine months ended September 30, 2005 from $2,179,152 for the same period in the prior year. The decrease was primarily due to a title fight that earned approximately $1.25 million dollars in revenues, for the nine months ended September 30, 2004, and a decrease in media income of approximately $295,725. No such event was staged during the nine months ended September 30, 2005.

Revenue from a single customer accounted for approximately 55% of revenues for the nine months ended September 30, 2005, compared to 45% from a single customer for the same period in 2004.

Cost of revenues, consisting of $271,488 in boxing promotion costs and $48,184 in media costs, decreased by $2,108,981, or 87%, to $319,672 for the nine months ended September 30, 2005, compared to $2,428,653 incurred for the nine months ended September 30, 2004. The primary reason is due to a title fight in 2004 which did not recur in 2005, offset by a decrease in related cost of revenues. The decrease in cost of revenues is also attributable to the greater cost incurred in staging some of the events during the same period in 2004 and the launch of the new Heavyweight Heroes series during the same period. Gross income increased by $335,511 from a gross loss of $249,501 or (11.4)% for the nine months ended September 30, 2004 to a gross profit of $86,010 or 21.2% for the nine months ended September 30, 2005.

The Company currently has three reportable segments, boxing, media and entertainment. The following represents a comparison of revenues, cost of revenues, and gross (loss) profit by segment for the nine months ended September 30, 2005 and September 30, 2004:

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                     2005      % of total         2004          % of total
                                              --------------- ------------  ---------------- ----------------
REVENUES
   Boxing promotions                                $328,580        81.0%        $1,819,075            83.5%
   Media                                              64,352       15 .9%           360,077            16.5%
   Entertainment                                     12,750          3.1
                                              --------------- ------------  ---------------- ----------------
        TOTAL REVENUES                               405,682       100.0%         2,179,152           100.0%
                                              --------------- ------------  ---------------- ----------------
COST OF REVENUES
   Cost of revenues - boxing promotions              271,488        66.9%         2,042,370            93.3%
   Cost of revenues - media                           48,184        11.9%           386,283            17.7%
                                              --------------- ------------  ---------------- ----------------
      TOTAL COST OF REVENUES                         319,672        78.8%         2,428,653           111.4%
                                              --------------- ------------  ---------------- ----------------
GROSS PROFIT(LOSS)
   Boxing promotions                                  57,092        14.1%          (223,295)          (10.2)%
   Media                                              16,168         4.0%           (26,206)           (1.2)%
   Entertainment                                      12,750         3.1
                                              --------------- ------------  ---------------- ----------------
   TOTAL GROSS PROFIT (LOSS)                         $86,010        21.2%         ($249,501)          (11.4)%
                                              =============== ============  ================ ================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004, continued:

Selling, general and administrative expenses increased by 31% or $540,459 to $2,269,720 for the nine months ended September 30, 2005, from $1,729,261 for the nine months ended September 30, 2004. The increase was primarily due to an increase in salaries and consulting fees incurred in the nine months ended September 30, 2005.

Depreciation and amortization expense for property and equipment decreased to $6,200 for the nine months ended September 30, 2005, from $7,056 for the same period in the prior year. Amortization expense of prepaid signing bonuses decreased by $381,239 to $125,852 for the nine months ended September 30, 2005, compared to $507,091 for the same period in the prior year. Amortization expenses for intangible assets decreased by $23,045 to $181,955 for the nine months ended September 30, 2005, compared to $205,000 during the same period last year. Compensatory element of stock and warrant issuances for selling, general and administrative expenses decreased by $398,360 to $1,869,555 for the nine months ended September 30, 2005 from $2,267,915 for the same period in 2004. The decrease is due to a decrease in the issuance of warrants as compensation for professional fee during the nine months ended September 30, 2005 as compared to the same period in 2004.

The Company recorded $154,000 in financing costs paid in stocks and warrants for the nine months ended September 30, 2005, compared to $5,218,885 for the same cost in the prior year. The decrease results primarily from the conversion of indebtedness that was due to the Company's president into equity in 2004, and a consulting agreement executed in January 2004.

Interest expense, inclusive of related parties and other amounts, decreased by $137,569 from $677,303 for the nine months ended September 30, 2004 to $539,734 for the nine months ended September 30, 2005. This decrease is attributable to the conversion of the Company's long-term debt into equity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, continued:

LIQUIDITY AND CAPITAL RESOURCES:


The Company incurred net losses of $5,061,006 and $9,702,355 during the nine months ended September 30, 2005 and 2004, respectively. In addition, the Company had a working capital deficiency of $10,481,958 at September 30, 2005. Furthermore, the Company had a stockholders' deficiency at September 30, 2005 of $12,924,979. These factors continue to raise substantial doubts about the Company's ability to continue as a going concern.

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

As of September 30, 2005, the Company is in default of several notes and loans payable in the aggregate amount of approximately $2,780,000. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations, which may result in the Company having to curtail or cease operations.

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

During the nine months ended September 30, 2005, the Company continued to explore sources of additional financing to satisfy its current operating requirements. In addition, the Company continues to focus on improving liquidity in several ways, including:



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

As a result of the above, the Company reorganized its accounting personnel to address these issues. Specifically, the Company has retained the services of a new experienced accountant on an independent contractor basis to review and implement procedures to enable the completion of our consolidated financial statements on a timely basis. While management believes progress had been made with respect to these issues, it nevertheless believes that there continues to exist material weakness in this area. We believe additional progress in this will continue through the fourth quarter of 2005.

                          PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa ("Golden Gloves"), commenced a legal action in the Supreme Court of the State of New York, County of New York against CKP and the Company's President. Golden Gloves alleged that CKP breached an agreement to share certain profits related to certain boxers. This matter had been settled in accordance with a written agreement dated February 20, 2003 between the parties. The details of the agreement are confidential, but they basically involved an extended payout over two years. In the event of a default of this agreement, the Company will be responsible for the full amount of any unpaid balance, interest and legal fees. The Company has not made any payments pursuant to the settlement agreement and, therefore, is in default of the agreement. As of September 30, 2005 the Company remains in default of the settlement agreement.

Zomba Recording Corporation

In July 2002, CKP and Mr. Kushner agreed to a stipulation for judgment against the Company's President by Zomba Recording Corporation ("Zomba") related to amounts owed Zomba under an Amended and Restated Promissory Note dated August 2, 2001 in the amount of $762,876. Further, in August, 2002, the Company's President executed a Mortgage Security Agreement granting a security interest in an apartment property owned by the Company's President to Zomba. As of September 30, 2005, the unpaid balance owed to Zomba by CKP was approximately $267,000 and is reported as current notes payable.

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

On January 13, 2004, a judgment in the amount of $95,145 was entered into in favor of the bank against the Company and its President in connection with the default of the note outstanding. On May 5, 2004, the Company and the bank reached a forbearance agreement whereby the Company would pay out the outstanding principal amount, plus interest, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the judgment balance with interest at 4% per annum. The balance on this obligation at September 30, 2005 amounted to $67,223 which is categorized as accrued litigation and judgments payable in the Company's condensed consolidated financial statements. The Company is currently in compliance of the terms set forth in the forbearance agreement.

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

National Sports Partners

On May 29, 2003, National Sports Partners, a New York general partnership ("NSP") and owner of Fox Sports Net Broadcast Service ("FOX"), commenced legal action in the Supreme Court of the State of California, County of Los Angeles, against the Company. NSP alleged that Company breached an agreement to pay for advertising time pursuant to an agreement, failed to pay for certain production fees and costs for producing and airing boxing events on Fox, and is suing the Company for approximately $239,200, plus interest, costs and attorney fees. As of September 30, 2005, the Company had accrued approximately $174,300 as a potential liability to NSP.

On or about August 31, 2004, the Company reached a letter agreement with National Sports Partners, wherein National Sports Partners has agreed to forbear from further action against the Company in exchange for full payment over time as stipulated in the agreement of the judgment amount outstanding equal to $239,486, plus any deferred interest. As of September 30, 2005 the Company has paid $65,000 against the judgment amount. However, the Company is currently in default of the letter agreement.

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

As of September 30, 2005, the Company had recorded as current notes payable $385,359 as the remaining principal liability to the boxer plus accrued interest of approximately $114,000. On or about November 8, 2005, the Company entered into a global settlement of the above dispute with the boxer. Pursuant to the settlement, the Company agreed to pay the sum of $625,884.40 to the boxer, plus continuing interest, through installment payments to be made by paying to the boxer 60% of the net profits from boxing events promoted or co-promoted by the Company (retroactively commencing September 2005) until the outstanding sum, plus accruing interest, is paid in full. The settlement further provides that the Company shall receive a $100,000 credit toward the outstanding sum owing by the required transfer and assignment of its rights to the Mosley Video Library held by the Company. In the event that the full outstanding balance is not paid by the Company on or before December 31, 2008, any unpaid balance owing shall be immediately accelerated and shall be come immediately due and payable. CKP, Ltd and Cedric Kushner individually have guaranteed this final payment obligation if any sum remains unpaid as of December 31, 2008. Based upon the above settlement, the Federal Action is currently being dismissed.

Dewayne Layfield

On or about March 10, 2003, APB and CKP, Ltd. entered into an agreement (the "March 10, 2003 Agreement") pursuant to which CKP, Ltd. agreed to purchase, inter alia APB's videotaped library of professional boxing contests and all associated contracts and agreements, including any bout agreements between APB and each fighter featured on a tape in the Library and any co-promotion agreements between APB and any other promoter relating to each such fighter(the "Library") for the sum of $250,000 payable in equal monthly installments of $4,167.00. Pursuant to the March 10, 2003 Agreement, CKP, Ltd. agreed to execute and deliver to APB a $250,000 non-interest bearing promissory note (the "APB Note") evidencing CKP Ltd.'s indebtedness to APB. Pursuant to the March 10, 2003 Agreement, if APB was unable to "deliver" all or part of the Library to CKP, Ltd. as agreed "the parties shall mutually agree on an appropriate price reduction for the purchase price of the Library," which price reduction shall "effect a pro rata reduction in the remaining payments due under the [APB] Note." APB subsequently assigned its rights under the March 10, 2003 Agreement and/or the APB Note to L. DeWayne Layfield. On September 1, 2004, CKP, Ltd., acting at the request of APB, executed a substitute $250,000 promissory note in favor to L. DeWayne Layfield (the "Layfield Note"). The Layfield Note was payable $1,000 per month from October 1, 2003 through January 1, 2004, $2,000 per month from February 1, 2004 through July 1, 2004 and $4,000 per month from August 1, 2004 through July 1, 2009. The Layfield Note is expressly subject to any defenses which CKP, Ltd. had against APB under the March 10, 2003 Agreement. As of December 31, 2003, the note was allegedly in default. On or about January 8, 2004, the L. DeWayne Layfield commenced an arbitration against CKP, Ltd. (the "First Arbitration") in which it was alleged that the CKP, Ltd. had defaulted upon the terms of the $250,000 note dated September 1, 2003. On or about March 30, 2004, the First Arbitration was settled pursuant to which Mr. Layfield and CKP, Ltd. entered into a Forbearance Agreement pursuant to which the outstanding balance due under the note was restructured pursuant to a payout schedule. Mr. Layfield was given additional security interest in the Library, as collateral in the event of a material default, for the debt and the arbitration was dismissed without prejudice. On December 3, 2004, APB, Cedric Kushner Promotions, Inc. ("CKP, Inc."), Mr. Layfield and Team Freedom Promotions, Inc. entered into an agreement pursuant to which, inter alia, the amount owed to Mr. Layfield under the Layfield Note was reduced in exchange for payments of a $50,000 payment to APB. During March 2005, there was a second alleged default under the Layfield Note and under the Forbearance Agreement. On or about April 13, 2005, Layfield commenced a second arbitration against CKP, Ltd. (the "Second Arbitration"), alleging breach of the Layfield Note and the Forbearance Agreement. In the Second Arbitration, Mr. Layfield is seeking to recover unpaid principal and interest in the amount of $171,682.27 plus unspecified attorneys' fees and costs. On June 28, 2005, CKP, Ltd. filed an answer to Layfield's statement of claim in the Second Arbitration in which CKP, Ltd. sought, inter alia, a declaration that CKP, Ltd. had no further obligation to Layfield under the Layfield Note and that the Layfield Note was null and void due to APB's breaches of the March 10, 2003 Agreement by, inter alia, failing to deliver the APB Library to CKP, Ltd. On or about July 22, 2005, CKP, Ltd. filed a counterclaim and third-party complaint against Layfield and APB seeking to recover amounts previously paid to Layfield and/or APB under the March 10, 2003 Agreement, the APB Note and the Layfield Note. Layfield has objected to the assertion of such claims, and the arbitrator has not yet ruled on their permissibility. Trial of this matter is presently scheduled for October 25, 2005. CKP, Ltd. intends to vigorously defend this matter.
                                      -38-

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

First Equity

On June 17, 2005, First Equity Capital Corporation ("First Equity"), a Louisiana Corporation, filed an action against Cedric Kushner Promotions, Inc. ("CKP, Inc.") in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, alleging that the Company breached an unsigned Consulting and Acquisition Agreement pursuant to which the Company allegedly hired First Equity to provide certain services to the Company. First Equity alleges that the Company is obligated to pay First Equity $1,525,000 and to grant First Equity "up to 4,000,000 registered shares" of the Company's common stock. On or about August 8, 2005, CKP, Inc. filed a motion to dismiss the complaint on Statute of Frauds grounds. This motion was denied on September 8, 2005. On or about September 15, 2005, CKP, Inc. filed a motion for reconsideration of the September 8, 2005 Order denying CKP, Inc.'s motion to dismiss. This motion for reconsideration was denied on or about September 28, 2005. CKP, Inc. has filed an answer denying any liability to First Equity and raising numerous affirmative defenses. CKP, Inc. is in the process of taking discovery in this matter and intends to vigorously defend this case.

Others

In the normal course of business, the Company is involved in legal disputes, concerning contractual rights and breaches of contract related to its boxers and the promotion of boxing events, claims by certain service providers, and other issues. At September 30, 2005, the Company had accrued $1,095,432 inclusive of the amounts previously discussed, in addition to $652,233 classified as notes payable.

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

As of September 30, 2005, the Company sold an aggregate of 6,559 shares of Series E Preferred Stock, at a price of $360 per share, for gross proceeds of $2,361,396 with a liquidation preference of $2,361,240. In connection with this offering, the Company's Board of Directors authorized the issuance of up to 14,000 shares of a Series E Convertible Redeemable Preferred stock. Each share of Series E Convertible Redeemable Preferred Stock is convertible into 1,000 shares of the Company's common stock, par value $.01 per share, subject to adjustment upon specified events. The Series E Convertible Redeemable Preferred Stock carries an aggregate liquidation preference value of $5,040,000. As of September 30, 2005, holders of 3,832 shares of preferred shares converted their investment into 3,832,581 shares of Common Stock.

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

On June 27, 2005, Cedric Kushner Promotions, Inc., through its wholly owned subsidiary Ckrush Entertainment, Inc., entered into an Operating Agreement of Identity Films & Company, LLC (the "Operating Agreement"), a recently formed Delaware limited liability company ("IF&C"), with its joint venture partner Identity Films, LLC ("Identity"), under which Entertainment and Identity set forth their respective rights and obligations with respect to the IF&C and the joint venture. IF&C and joint venture was formed for the purpose of arranging, developing and producing, or arranging for the production of all film, television, music, publishing and related properties of Identity. Lisa Fielding and Anthony Mastromauro, each members of Identity, will be responsible for the day-to-day management of IF&C and the joint venture. Upon the execution of the Operating Agreement, the Company issued incentive warrants of the Company to Lisa Fielding and Anthony Mastromauro to purchase: (i) 100,000 shares of common stock of the Company, par value $.01 per share (the "Common Stock"); and (ii) 100,000 shares of Common Stock which will vest upon Entertainment being allocated its Maximum Preferred Return. In both cases, the exercise price of the warrants will be $.30 per share.
                                      -41-

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

On August 30, 2005, the Company and its subsidiary Ckrush Entertainment, Inc. entered into an agreement with Adam Vetri to produce the film project titled "TV the Movie". As full compensation for services rendered, the Company shall pay Vetri the sum of $100,000 and 150,000 restricted shares of the Company's common stock. Such shares shall have the benefit of piggy-back registration rights.

On September 2, 2005, the Company issued 500,000 shares of its common stock to a lender pursuant to a $100,000 convertible Note.

On September 24, 2005, the Company and its subsidiary Ckrush Sports, Inc. entered into a 24 month consulting agreement with Dino Duva (the "Consultant") for the Consultant to provide services to the Company and Ckrush Sports in connection with the Company's boxing related business, including, among other things, promotional agreements with boxers; contracts with boxers; management and administration of live boxing events; contracts with governmental regulatory agencies, media companies, venues, advertisers, sponsors, trainers, other promotional companies; and the creation, licensing, marketing, distribution and sales of any boxing video library.

Pursuant to the Consulting Agreement, the Consultant is being paid the sum of $5,000 per month, along with discretionary bonuses. The Consultant is also entitled to receive as additional compensation, 500,000 shares (non-registered) of the Company's common stock, along with certain periodic stock options.

Effective November 1, 2005, Big Content entered into a License Agreement with English Distribution, LLC with respect to Big Content's boxing library. English Distribution, LLC is authorized to distribute the contents of that library throughout the world, except in the United States for a term of three (3) years. English Distribution, LLC is entitled to a twenty percent (20%) commission from the license fees, net of certain costs. The balance of the license fees will be distributed seventy-five percent (75%) to English Distribution, LLC and Twenty-Five (25%) percent to Big Content.

On November 1, 2005, the Company terminated its previously mentioned loan with a stockholder in consideration of the issuance to Livingston of 800,000 shares of common stock and an agreement to pay Livingston $257,000 on or before December 15, 2005. The shares are subject to a registration rights agreement.



Item 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2005, the Company is in default of several notes and loans payable in the aggregate amount of approximately $2,780,000. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6. EXHIBITS

Exhibit
Number     Description

2.1* Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo.(2)
2.2* Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2.3* Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
3.1*      Articles of Incorporation of the Registrant (1)
3.2* Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004. (4)
3.3*      By-laws of Registrant (1)
3.4* Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004.(6)
3.5*      Amendment to the By-Laws of Cedric Kushner Promotions, Inc. (9)
3.6* Amendments to the Certificate of Incorporation of Cedric Kushner Promotions, Inc. (9)
4.1*      Specimen common stock Certificate (1)
10.1*     1996 Incentive and Non-qualified Stock Option Plan (1)
10.2* Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.3* Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan (1)
10.4*     1998 Incentive and Non-qualified Stock Option Plan (1)
10.5* Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.6* Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.7* Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.8* Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc. (2)
10.9* Payment Agreement, effective August 1, 2001, between the Company and Summit Trading Limited. (2)
10.10* Form of Note and Warrant Purchase Agreement, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.11* Form of Promissory Note, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)
10.12* Form of Warrant to Purchase Common Stock, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement. (2)

10.13* Termination Agreement regarding the Consulting Agreement and Payment Agreement, dated January 30, 2002,between the Company, Investor Relations Services, Inc., and Summit Trading Limited. (2)
10.14* Form of Note and Warrant Purchase Agreement, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.15* Form of Convertible Promissory Note, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.16* Form of Warrant to Purchase Common Stock, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement. (2)
10.17* Form of Convertible Promissory Note, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.18* Form of Warrant to Purchase Common Stock, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.19* Form of Note and Warrant Purchase Agreement, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement. (3)
10.20* Form of Warrant to Purchase Common Stock, executed May, 28 2003 between the Company and a purchaser in a private placement (3)
10.21* Form of Note and Warrant Purchase Agreement, executed May, 28 2003 between the Company and a purchaser in a private placement. (3) 10.22* Form of Convertible Promissory Note, executed May, 28 2003 between the Company and a purchaser in a private placement. (3)
10.23* Form of Promissory Note, executed January 30, 2003, between the Company and a lender. (3)
10.24* Form of Promissory Note, executed March 24, 2003, between the Company and a lender. (3)
10.25* Form of Promissory Note, executed March 27, 2003, between the Company and a lender. (3)
10.26* Form of Warrant to Purchase Common Stock, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.27* Form of Convertible Promissory Note, executed August 12, 2003 between the Company and a purchaser in a private placement (3)
10.28* Form of Note and Warrant Purchase Agreement, executed August 12, 2003 between the Company and a purchaser in a private placement. (3)
10.29* Form of Warrant to Purchase Common Stock between the Company and Yeend & Castaneda, dated September 5, 2003 (3)
10.30* Consulting Agreement, effective January 6, 2004, between the Company and SOS Resource Services, Inc. (3)
10.31* Amendment to the Consulting Agreement between the Company and SOS Resource Services, Inc., dated January 30, 2004. (3) 10.32* Form of Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.33* Form of Warrant to Purchase Common Stock, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.34* Form of Convertible Promissory Note, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.35* Supplement to the Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement. (3)
10.36* Consulting Agreement, effective January 1, 2004, between the Company and Bulldog Management, LLC. (3)
10.37* Form of Warrant to Purchase Common Stock, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.38* Form of Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
                                      -44-

10.39* Form of Convertible Promissory Note, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.40* Supplement, dated March 19, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.41* Supplement, dated March 29, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement. (3)
10.42* Exchange Agreement, dated February 19, 2004, between the Company and Cedric Kushner. (3)
10.43* Amended Exchange Agreement, dated May 7, 2004, between the Company and Cedric Kushner. (3)
10.44* Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr. (3)(7)
10.45* Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield. (3)
10.46* Consulting Agreement, effective June 1, 2004, between the Company and Roy Roberts. (4)(7)
10.47* Form of Note and Warrant Purchase Agreement, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.48* Form of Convertible Promissory Note, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.49* Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.50*    2002 Incentive and Non-qualified Stock Option Plan (5)
10.51* Consulting Agreement, effective January 10, 2005, between the Company and Philabelle Consulting, LLC. (7)
10.52* Amendment to Consulting Agreement, dated October 31, 2004, between the Company and Roy Roberts. (7)
10.53* Amendment to Consulting Agreement, dated October 31, 2004, between the Company and Roy Roberts. (7)
10.54* Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc, (8)
10.55* Conversion Agreement, dated February 15, 2005, between the Company and a NoteHolder
10.56* Debt Settlement Agreement, dated January 23, 2005, between the Company and Yeend & Castaneda, LLP. (9)
10.57* Conversion Agreement dated as of June 15, 2005 between the Company and a Noteholder. (10)
10.58* Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto. (11)

10.59* Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., the Company and Cornell Capital Partners, L.P.
          (11)
10.60* Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P. (11)
10.61* Pledge and Escrow Agreement dated as of June 28, 2005 by and between the Company, Cornell Capital Partners, L.P. and David Gonzalez, Esq.
          (11)
10.62*    Operating Agreement of Identity Films & Company, LLC dated as of
          June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC. (12)
10.63* Amendment No. 1 to the Guaranty and Pledge Agreement dated as of June 30, 2005 by and between the Company and the investors named on the signature page thereto. (13)
10.64* Contribution and Indemnification Agreement dated as of September 30, 2005 by and between the Company and World Wide South Beach, LLC. (13)
10.65* Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement dated as of September 30, 2005 by and between the Company and the investors named on the signature page thereto. (13)
10.66* Consulting Agreement dated September 24, 2005 by and Between Ckrush Sports, Inc. and Dino Duva. (14)
10.67 License Agreement dated November 1, 2005 by and between Big Content, Inc. and English Distribution, LLC. (filed herewith)
10.68 Termination of Loan and Related Agreements dated as of November 1, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc. (filed herewith)
10.69 Termination of Guarantee dated November 1, 2005 by and between Livingston Investments, LLC, Cedric Kushner Promotions, Inc. and James DiLorenzo. (filed herewith)
31.1      Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
          Section 302. (filed herewith)
31.2      Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
          Section 302. (filed herewith)
32.1      Certification by Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350. (filed herewith)
32.2      Certification by Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350. (filed herewith)

* Previously filed.

(1) Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on Form July 7, 1998. (2) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form May 15, 2002.
(3) Incorporated by reference to our
Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form June 25, 2004. (4) Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form August 13, 2004.
(5) Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on Form November 12, 2004.
(6) Incorporated by reference to our Current Report on Form 10-QSB/A filed with the Securities and Exchange Commission on Form November 18, 2004. (7) Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on Form January 18, 2005. (8) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form February 15, 2005. (9) Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form May 13, 2005. (10) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form June 21, 2005. (11) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 5, 2005. (12) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 8, 2005. (13) Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 14, 2005. (14) Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form October 6, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CEDRIC KUSHNER PROMOTIONS, INC. & SUBSIDIARIES



Date: November 21, 2005            /s/ Cedric Kushner
                                   ------------------
                                   Cedric Kushner
                                   Chairman of the Board and
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: November 21, 2005             /s/ James DiLorenzo
                                    -------------------
                                    James DiLorenzo
                                    Executive Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)