Form 10KSB
period 2005-12-31
CKRUSH, INC.
filed 2006-04-12
CIK 1064539

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 0-25563

CKRUSH, INC.

(Name of small business issuer in its charter)

Delaware	65-0648808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1414 Avenue of the Americas, Suite 406
New York, NY 10019

(Address & Zip code of principal executive offices)

(212) 755-1944

(Issuer's telephone number)

Securities registered under Section
12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes      No

The Company's revenues from its operations for the fiscal year ended December 31, 2005 were $704,016

As of April 10, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over-the-Counter Electronic Bulletin Board's last sale price of $.25 on April 10, 2006) was approximately $11,199,000.

As of April 10, 2006, there were 71,347,918 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes      No

CKRUSH, INC.
FORM 10-KSB
INDEX

PART I

Item 1.	DESCRIPTION OF BUSINESS

Forward-looking Statements

Statements in this annual report on Form 10-KSB that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results

OVERVIEW

Ckrush, Inc. (the ‘‘Company’’, ‘‘we’’, ‘‘our’’, or ‘‘our company’’) is an independent producer of entertainment and sports content for distribution to all media platforms.  We produced, for release in 2006, the feature film comedies ‘‘Beer League,’’ starring Artie Lange (the popular comedian and actor who is a regular on the Howard Stern Show) and ‘‘TV the Movie,’’ starring Steve O, Preston Lacy and Wee-Man (all of ‘‘Jackass’’ fame).   We also co-produced the feature film comedy National Lampoon's ‘‘Pledge This,’’ starring Paris Hilton, anticipated to be released in 2006.  In addition, we produce programming for pay-per-view, video-on-demand, international markets, as well as, for retail and direct response sale.  Further, we produce televised sports events and hold promotional rights to professional boxers. The Company is headquartered in New York City.

Corporate Background

We were incorporated in 1996 under the laws of the State of Delaware. On April 30, 2002, we merged with Cedric Kushner Promotions, Inc. As a result of the merger, we began operations as an integrated sports and media company focused on live event television programming, primarily in the area of professional boxing. In December 2005, in response to the expansion of our entertainment businesses, we changed our name to Ckrush, Inc. and subsequently commenced trading under the symbol ‘‘CKRH’’ on December 27, 2005. Our principal executive offices are located at 1414 Avenue of the Americas, New York, NY 10019 and our telephone number is (212) 755-1944. Our web site address is www.ckrush.net.

In February and March 2006, in connection with the settlement of a civil action brought against us by the SEC (see Item 3 – Legal Proceedings.), we appointed a new team of corporate officers and directors. Newly appointed as President, CEO and CFO were Jeremy Dallow, Roy Roberts and Jan E. Chason, respectively. The Board of Directors was reconstituted to include independent members Richard Ascher, Gerry Gilbert, Philip Glassman, and Jonathan Schwartz, as well as Jeremy Dallow and Roy Roberts. Each will serve until the Company’s next annual meeting of shareholders, at which time the Board will be restructured to provide for three-year staggered terms, subject to shareholder approval. Messrs. Ascher, Gilbert and Schwartz became members of the Audit Committee of the Board, with Mr. Ascher serving as Chairman.

Industry Overview

The worldwide demand for entertainment content is considerable and growing. Demand has been stimulated by increased DVD penetration in the home video market and continued growth in the cable and satellite television markets. Domestic box office revenues for motion picture exhibition were approximately $9.5 billion in 2004. The United States home video market (inclusive of DVD) is estimated to be $24.0 billion, according to Kagan’s 2004 State of Home Video Report. Internationally generated distribution revenues for motion pictures represent approximately 46% of total distribution revenues. World-wide adoption of broadband has enabled an additional dimension to media content. The application of digital technology to consumers’ entertainment demand provides a new end-point distribution model which appears to be increasing the overall revenue pie rather than simply cannibalizing existing markets.

According to the Motion Picture Association of America, the average cost to produce and distribute a major studio film in 2004 was $98 million, including $63.6 million of production costs and $34.4 million of distribution and marketing expenses (typically called ‘‘P&A’’ or ‘‘prints and advertising’’). In comparison, films released by independent studios (i.e. not produced by a major studio or one of their subsidiaries) typically cost less than $40 million to produce and market in 2004. Despite the limited resources generally available to independent studios, independent films have gained a growing market approval and increased share of overall box office receipts in recent years. Successful motion pictures may continue to play in theaters for over three months following their initial release. After the initial theatrical release, distributors seek to maximize revenues by releasing movies in sequential release date windows, which are generally exclusive against other non-theatrical distribution channels. Concurrent with their release in the United States, motion pictures are generally released in one or more other foreign markets.

The ‘‘home marketplace’’ for motion picture includes: (1) Home Video/DVD, which is the promotion and sale of videocassettes, DVDs and videodiscs to video retailers (including video specialty stores, convenience stores, record stores ‘‘on-line’’ stores (i.e. – Amazon.com) and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing; (2) Pay-per-view television, whereby cable and satellite television subscribers purchase individual programs on a ‘‘per use’’ basis; (3) Pay Cable, which consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services; (4) Broadcast and Basic Cable Television, whereby viewers receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC, and Fox), recently formed networks (UPN and WB Network), independent television stations and cable and satellite networks and stations.

With respect to other revenue sources, in general, a very important portion of the financing for ‘‘independent’’ motion pictures comes from the ‘‘foreign markets’’ (i.e. those markets outside of the United States and English-speaking Canada). With respect to certain of the productions we are associated with, the third party financier may take ownership and/or control of these rights and use them as collateral or purchasethe rights outright in connection with the funding of the pictures others develop. Utilizing this source of funding could increase our ability to successfully fund productions.

The worldwide demand for sports content is considerable and growing. The proliferation of television networks and other video delivery systems (from broadband to cell phones) on a global basis is creating ever more outlets for sports content. Boxing is one of the world’s most popular sports and is an important programming asset for many of the major television networks. Boxing has proven to be a powerful vehicle for subscription and pay television in particular. Domestically, the two leading premium networks, HBO and Showtime, use boxing as core programming and it is one of the highest rated program groupings for them. Boxing is also significant programming for the pay per view (PPV) industry. The top five PPV events of all time have been professional boxing events.

Our Business

In 2005, we substantially completed principal photography on two motion pictures with production budgets of less than $3 million. We take a disciplined approach to film production with the goal of producing content with low production budgets that we can distribute to theatrical and ancillary markets, which include home video and pay and free television, both domestically and internationally. We review a significant number of scripts, looking for quality material primarily targeted to the teen and young adult audience. We develop selected scripts, working with talent agencies and producers to attract talent that appeals to the film’s target audience. We believe the commercial and/or critical success of our films will enhance our ability to attract financing for future projects as well as increase our ability to access top talent and scripts.

Our focus is to develop and produce films that appeal to the teen and young adult demographic, a demographic which we believe purchases movie tickets and DVD’s at a higher rate than the general population. We believe the demand among distributors for films appealing to this demographic is consistent and strong. By focusing on teens and young adults, we will produce films that have an increased likelihood of performing well at the box office and ancillary markets.

The decision whether to ‘‘green light’’ or proceed with production of a film is a diligent process that involves our key executives. In this process scripts are discussed for both artistic merit and commercial viability. We consider the entire package including the script and the talent that may be pursued as well as the initial budget. We also discuss talent and story elements that could make the project more successful. We decide whether the picture is worth pursuing by balancing the production risk against its potential for financial success or failure utilizing our estimates of projected revenues, the costs of marketing and distributing the film and our financing options. We may seek to mitigate the financial risk associated with film production by negotiating co-production agreements, pre-selling international distribution rights on a selective basis and capitalizing on government subsidies and tax credits, where possible. We may also attempt to minimize our production exposure by structuring participation arrangements with talent that provide for them to share in the financial success of the motion picture in exchange for reducing up-front payments.

Major studios (Fox, Disney, Paramount, Warner Bros., Sony and Universal) spend considerable sums to test the concept in the market. Given the budget size of these movies, the studios justify this expense as a necessary cost to determine how, when and whether to spend the marketing budget for a film. Independent films of the type that we will produce rely on a lower-cost model for determining when and how much to spend on marketing a particular film. Taking full advantage of platforming (i.e. .limited initial theatrical release whereby screens are added based on box office performance), word-of-mouth reviews, reviews in the press, and the relatively large amount of publicity that can attend some of these films, is a relatively efficient indication of a film’s future box office performance. Moreover, this low-cost method of reaching an audience serves to diminish the likelihood of incurring large marketing costs without any positive indication of the film’s performance.

The ability to retain A-level talent to work ‘‘below quote’’ or less than market can lower our costs and risks. The presence of cast at a reduced rate provides box office and home video value without having to make the upfront outlay for their regular salaries. In return for working below quote, the talent is usually compensated through some form of profit participation.

We intend to distribute motion pictures utilizing third party distributors. The strategy will be to release approximately 2 to 4 feature films per year for domestic and international release. Home video, including television, cable, satellite, pay-per-view, video on demand and DVD will also become significant revenue sources for this segment in the future.

We generally receive a producer fee as part of the budget of each film. Profit participation in motion picture projects for our films is generally determined by a calculation that assumes that all ‘‘negative costs’’(production costs) of the picture (including, but not limited to, costs for development, principal photography and post-production) and ‘‘distribution expenses’’ (including, but not limited to, costs for marketing the film at various international film markets as well as costs associated with the delivery of the film and the physical elements to the various licensees of the film) are recovered including a preferred return on the investment. After recoupment of all negative costs, distribution expenses and interest thereon, the distributor is entitled to receive a ‘‘distribution fee’’ (often a percentage of the gross income) for performing sales and/or distribution services in connection with the picture. Following the payment of distribution fees and other costs, any amounts payable to creative elements that are contingent compensation (including, but not limited to, deferred compensation and bonuses) are paid to those third parties. The balance, if any, is considered net profits from which profit participation, including to us, is derived.

Some of the product we release is in DVD format. We believe that the value gained through the ability to entertain people at home for a reasonable price at convenient times, the opportunity to choose from a very broad selection of programming, the unique and compelling interactive experience of DVD menus, and the audio and video quality of the DVD format, will continue to make DVD (and subsequent generations of this technology) a preferred, prepackaged medium of home entertainment for millions of consumers. Many DVDs also offer special features, enhancements and ancillary materials, such as special menu design, multiple audio tracks, behind-the-scenes footage, director commentaries, interviews and discographies.

Our sports entertainment segment includes the promotion of professional boxing events and professional boxers. We typically acquire the rights to boxing athletes and package those rights to television and cable networks, venues, sponsors and other promoters. As of December 31, 2005, we have promotional rights to several boxing athletes.

COMPETITION

A very large number of companies produce and sell entertainment content. The buyers of content themselves (the film studios and television networks, etc.) also produce a large portion of their own content.

Motion picture production and distribution are highly competitive businesses. We face competition from companies within the entertainment business and from alternative forms of leisure entertainment, such as travel, sporting events, outdoor recreation and other cultural activities. We compete with the major studios, numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary and film properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. As a result, the success of any of our motion pictures is dependent not only on the quality and acceptance of a particular picture, but also on the quality and acceptance of other competing motion pictures released into the marketplace at or near the same time.

Major studios have historically dominated the motion picture industry. The term major studios is generally regarded in the entertainment industry to mean: Universal Pictures (‘‘Universal’’), which includes Focus Features; Warner Bros., which includes New Line Cinema, Castle Rock Entertainment, Fine Line Features and Warner Independent Pictures; Twentieth Century Fox, which includes Fox Searchlight Pictures; Sony Pictures Entertainment (‘‘Sony’’), which includes Columbia Pictures, TriStar Pictures, Screen Gems Pictures, Metro-Goldwyn Mayer Pictures (‘‘MGM’’), United Artists Pictures (‘‘UA’’) and Sony Pictures Classics; Paramount Pictures, which includes Paramount Classics; and Dreamworks SKG, The Walt Disney Company (‘‘Disney’’), which includes, among others, Buena Vista, Hollywood Pictures, Touchstone, Dimension Films and Miramax Film Corp. (‘‘Miramax’’). Competitors other than the major studios include ‘‘independents’’ such as Lions Gate Entertainment Corp, The Weinstein Company, Newmarket Films, Motion Picture Distribution LP and IFC Entertainment.

Boxing is dominated by a handful of promoters who work with the world's leading television networks and venues. There are approximately 20 major boxing promoters in the world. Our competitors in the industry include Don King Productions, Top Rank, Inc., Golden Boy Promotions and Main Events.

BUSINESS GROWTH STRATEGY

The Company's growth plans encompass initiatives in film finance, production and distribution, the development of television properties, digital content distribution, and an expansion of direct properties and distribution (e.g. – pay-per-view), while maintaining our existing sports business. The strategy consists of:

•	Acquiring literary and film properties, with the intention of developing, financing, producing and distributing these properties utilizing leading third parties in each area;

•	Managing the risk associated with the financing of independent film production by creating film financing pools;

•	Establishing joint ventures with independent distributors to promote foreign sales of our entertainment content;

•	Expanding ancillary revenue streams by developing, financing, producing and distributing entertainment product (i.e. video and DVDs) for direct consumer sale via retail, direct response, pay per view and video on demand;

•	Signing, developing and acquiring new boxing talent, on a selective basis, that can achieve marquee or star status and become premium cable and PPV attractions;

•	Developing additional channels of distribution and ancillary products for each of our entertainment and sports-driven categories; and

•	Exploring acquisition opportunities in the sport and entertainment industries.

EMPLOYEES

We have five full time employees as of April 10, 2006. We have not experienced any work stoppages and consider our relations with our employees to be good. None of our employees is included in collective bargaining unit.

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

We have incurred net losses of $7.7 million and $12.4 million during the year ended December 31, 2005 and 2004, respectively. In addition, we are not in compliance with the payment terms for $2.1 million of our outstanding notes and loans payable including unpaid interest. Further, we had a stockholders' deficiency in excess of $12 million at December 31, 2005. Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of the notes and loans payable in default. However, if we are unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations. These factors raise substantial doubts about our ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

We face substantial capital requirements and financial risks.

Our businesses require a substantial investment of capital.    The production, acquisition and distribution of motion pictures require a significant amount of capital. There is a significant amount of time which may elapse between our expenditure of funds and the receipt of commercial revenues from our motion pictures as well as our other businesses. This time lapse requires us to fund a significant portion of our capital requirements through loans from various sources. Although we intend to continue to reduce the risks of our production exposure through the use of borrowings, we cannot predict with any certainty that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures, etc. and the promotion of boxing. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Budget overruns may adversely affect our business.    Our business model requires that we be efficient in the production of our motion pictures. Actual motion picture costs often exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

In addition, if a motion picture or television production incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, results of operations and financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and thus the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Production costs and marketing costs are rising at a faster rate than increases in either domestic admissions to movie theatres or admission ticket prices, leaving us more dependent on other media, such as home video, television and foreign markets, and new media. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, results of operations and financial condition.

Failure to achieve and maintain effective disclosure controls or internal controls could have a material adverse effect on our ability to report our financial results timely and accurately.

As a result of our settlement with the SEC, we retained the services of an independent consultant to analyze our system of internal accounting controls and accounting and financial reporting processes and oversee the implementation of improved processes in these areas. In that connection, we established an escrow account in the amount of $150,000 in order to fund the services of the independent consultant. The escrow amount is not necessarily a cap on the cost of the project. We also expect a significant diversion of management’s time to perform the internal control systems evaluation, testing and remediation required to comply with this settlement.

While have not started the comprehensive evaluation and testing of our internal controls over financial reporting we have discovered material weaknesses especially due to the limited number of company employees. The material weaknesses we have identified relate to:

•	Maintaining sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (GAAP) commensurate with our financial reporting requirements;

•	Maintaining adequate segregation of duties in key functions;

•	Adequately documenting certain transactions and manual journal entries;

•	Adhering to a comprehensive closing calendar;

•	Management committee in place to handle decisions relating to our operations, including review of quarterly and annual filings; and

•	Maintaining formal internal accounting and disclosure controls.

In light of the material weaknesses related to our internal controls and processes over financial reporting we must conclude that our disclosure controls and procedures and our internal controls and processes over financial reporting are ineffective. There is more than a remote possibility that we could have a misstatement that would be material to our financial statements. Our failure to adequately remediate our material weaknesses could have a material adverse effect on our business, results of operations and financial condition by, among other things, impairing our ability to obtain additional financing on favorable terms or to access the capital markets. Any such failure could cause current and potential shareholders could lose confidence in the accuracy and completeness of our financial reporting and our share price could be negatively impacted.

Management with the assistance of the independent consultant is actively working to correct the material weaknesses however, we cannot assure you that the measures we have taken to date or any future measures will remediate the issues or other issues which we may find.

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

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are difficult to predict, in some future quarters, our operating results may fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may fall significantly. Factors that affect our quarterly and annual operating results include, among other things, the following:

•	develop additional sources of debt and equity financing to satisfy its current operating requirements;

•	enter into new initiatives to develop, produce and distribute film properties as well as other entertainment projects for direct response and retail sales;

•	continue to pursue the promotion of selective premium level boxing events;

•	pursue production partnerships and joint ventures to fund projects;

•	reduce operating costs by reducing overhead; and

•	continue to negotiate with existing creditors to convert their indebtedness into equity.

We have exposure to pending litigation.

We are currently involved in several legal disputes concerning contractual rights and breaches of contracts related to our boxers and the promotion of boxing events, certain service providers, and other issues. If we were not to prevail in any one or several of these matters there can be no assurances that there will not be a material adverse affect on us. For further information on any of the present legal matters refer to Item 3. Legal Proceedings.

If we do not manage our growth efficiently, we may not be able to operate our business effectively.

We expect to expand our operations and we will seek additional financing to fund such expansion. If we expand our operations, we may strain our management, operations, systems and financial resources. To manage our future growth, we must improve and effectively utilize our existing operational, management, marketing and financial systems, successfully recruit, hire and manage personnel and maintain close coordination among our technical, finance, marketing, sales and production staffs. We may need to hire additional personnel in all areas of our business during 2006. In addition, in accordance with our settlement with the SEC, we have to improve our accounting systems, internal control procedures, and computer software and hardware systems in order to be compliant with Sarbanes-Oxley as well as to operate our business more effectively and manage our expansion. Our failure to effectively manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we anticipate.

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

Our revenues and results of operations depend to a significant degree upon the timing and receipt of revenue from licensing, production fees and distribution of motion pictures and television programming. While most of our licensing fees are paid immediately upon entering into the license agreements, some are deferred until the licensor's production costs are recouped. Production fees are not earned until the production is begun and expenses related to the production are incurred. Furthermore, motion pictures often have long production cycles, making it difficult to predict when they will be completed and released for distribution. All of these factors make it difficult to predict with certainty when revenues might be received. Results in any particular quarter may not be indicative of results in subsequent periods. If, because of the variance in our quarterly operating results, we fail to plan or project accurately, we could be subject to unexpected revenue shortfalls. If we were unable to obtain financing to cover the revenue shortfalls, we could have to discontinue a portion or all of our operations for some period of time or even indefinitely.

We enter into agreements to develop ideas and properties; however, we may decide to abandon a project rather than to complete the development.

We pursue the acquisition of ideas and properties for original production from a number of sources. For example, we may develop internally a new property based on an existing public domain property or create or acquire an entirely new idea. We often enter into agreements with third parties to develop these ideas and properties. After we start development, we may determine that the project is too costly to develop or not suited to our purposes, in which case we may abandon the project. We cannot assure you that we will develop every project we acquire.

Competition in the entertainment industry is intense for many reasons, including the domination of the industryby multi-national, multi-media conglomerates. Because of our lack of funds and other resources, we may not be able to compete successfully with other producers of entertainment.

The entertainment industry is intensely competitive and is evolving into an industry in which certain multi-national, multi-media entities, because of their control over key film, magazine, and/or television content, as well as key network and cable outlets, will be able to dominate certain entertainment industry activities in the United States and abroad. Virtually all of these competitors are substantially larger than we are, have been in business longer than we have and have more resources, including money, contacts and personnel, at their disposal. These competitors have numerous advantages over us, including the ability to acquire financing for their projects and attract superior properties, personnel, actors and/or celebrity hosts. We may not be able to compete successfully in the entertainment industry because of our lack of resources. If we cannot compete successfully, our business and operating results will be adversely affected.

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

The loss of certain key management and failure to attract and retain qualified personnel may adversely affect our business.

Our future success depends, to a significant extent, on the continued services of our senior management and other key contracted creative personnel. The loss of any our senior management, or certain other key contracted creative personnel, would likely have a material and adverse effect on our business. We also believe that our performance and future success will depend in large part upon our ability to attract and retain additional highly skilled creative, technical, sales, marketing and financial personnel, especially those with experience in our industry. If we do not succeed in attracting skilled personnel or in retaining our current talent, our business could be adversely affected. Competition for talented personnel throughout our industry is intense and we may be unable to retain our current key employees or attract, integrate or retain other highly qualified employees in the future. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.

If we fail to perform our obligations under secured notes, the secured parties may foreclose on their security interests.

In order to induce a group of investors to invest in and make accommodations in certain properties, we entered into agreements whereby we guaranteed the repayment of their investments, plus accrued interest, some of which have not been repaid in accordance with the terms. These investors may foreclose on their collateral or other actions to cause the repayment of their investment and if this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

The sports and entertainment industry is extremely competitive and we may not be able to compete successfully against other promoters, both large and small, for both boxers and the public's attention.

The market for the promotion of boxers, boxing events and boxing-related content is extremely competitive and rapidly changing. We face competitive pressures from numerous actual and potential competitors. Many of our competitors in the promotion business, such as Don King Productions, Top

Rank and Golden Boy Promotions, have substantial competitive advantages over us, including longer operating histories, significantly greater financial, technical and marketing resources, greater brand name recognition, better distribution channels, larger existing customer bases' and more popular content or boxers. Similarly, the content production and distribution side of our business faces competition from these sources, as well as major media concerns such as Walt Disney's ESPN network, which is actively involved in marketing its own library of boxing-related content.

A majority of the voting power of our stock is held by a limited number of holders

As of December 31, 2005, by virtue of their collective ownership of approximately 51% of the aggregate voting power of our outstanding voting securities, a limited number of shareholders have the ability to elect all of our directors, in turn elect all executive officers, without regard to the votes of other stockholders. Accordingly, our stockholders will have extremely limited power to influence our management and operations through the election of directors or otherwise.

Our operations are affected by general economic conditions and public tastes.

Our operations are affected by general economic conditions and, therefore, our future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions could result in our customers or potential customers having less discretionary income to spend on our live and televised entertainment and branded merchandise, which could have an adverse effect on our business and/or prospects. Public tastes are unpredictable and subject to change and may be affected by changes in the country's political and social climate. A change in public tastes or decline in general economic conditions may adversely affect our future success.

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

Our common stock was quoted on the ‘‘Pink Sheets’’, and is currently quoted on the ‘‘OTCBB’’ with a stock symbol of CKRH. An active trading market may not develop in the future, or if one does develop, be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are effectively a new public company with a limited operating history. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control: variations in our quarterly operating results; changes in securities analysts' estimates of our financial performance; changes in general economic conditions and in the sports and entertainment industry; changes in market valuations of similar companies; announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments; loss of a partner or joint venture participant; and, the addition or loss of key managerial and creative personnel.

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

Purchasers of our securities may be adversely affected by the penny stock regulations.    The Securities and Exchange Commission adopted Rule 15g-9 which establishes the definition of a ‘‘penny stock,’’ for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.	DESCRIPTION OF PROPERTY

We lease approximately 1,860 square feet for our headquarter facilities at 1414 Avenue of the Americas, Suite 406, New York, New York 10019. Minimum annual lease payments are approximately $77,000 for 2006 and $79,000 for 2007. The lease expires January 31, 2008. This lease was assigned to our former President, in April 2006, and we leased 4,000 square feet for new headquarter facilities at 336 West 37th Street, New York, New York 10018. Total minimum lease payments are approximately $357,000 for the three year period.

Item 3.	LEGAL PROCEEDINGS

Securities & Exchange Commission

On March 24, 2004, the United States Securities and Exchange Commission brought a civil action against us, Cedric Kushner, James DiLorenzo and Steven Angel in federal district court. The action alleged several violations of the Securities Exchange Act of 1934 and the Public Company Accounting Reform and Investors Protection Act of 2002 including: Section 10(b) of the 1934 Act, Exchange Rule 10b-5, Section 302(a) of the 2002 Act and Exchange Act Rule 13a-14 there under. The SEC further alleged that the officers and directors aided and abetted our violation of the Exchange Act and that the Company’s Form 10-KSB for the year ended December 31, 2002, as originally filed, contained material misstatements and omissions.

The United States District Court entered final judgments confirming the settlement of this matter with Cedric Kushner individually on November 30, 2005 and with us on December 2, 2005. Under the settlement, without admitting or denying the allegations of the complaint, we consented to a permanent injunction against future violations of the securities laws and agreed to take the following steps within 60 days (all of which were implemented within the required timeframe):

•	expand our board of directors to five members, a majority of whom shall be independent;

•	establish an independent audit committee;

•	hire a chief executive officer and a chief financial officer; and

•	retain the services of an independent consultant to analyze our system of internal accounting controls and accounting and financial reporting processes, report to the audit committee, and oversee the implementation of improved processes in these areas. In that connection, we agreed to establish an escrow account in the amount of $150,000 to fund the services of the independent consultant.

In addition, we agreed not to pay Cedric Kushner or James DiLorenzo compensation as officers or directors following their resignations as officers and directors.

Cedric Kushner, without admitting or denying the allegations of the SEC’s complaint, entered into a separate settlement in which he agreed to:

•	Pay a fine of $60,000;

•	Be permanently enjoined from future violations of the securities laws; and

•	Be permanently barred from serving as an officer or director of any public company.

The United States District Court dismissed the claims against Mr. Angel on his motion for summary judgment and dismissed the action as to him in its entirety.

The SEC action remains pending against Mr. DiLorenzo.

Shane Mosley

On August 23, 2002, we settled a matter related to the sharing of profits with Shane Mosley, a boxer. We agreed to pay Mosley approximately $610,000 plus interest by April 30, 2003. We defaulted and a judgment was entered in favor of Mosley in the amount of $610,000 in June 2003.

In November 2005, we entered into a settlement with Mosley, pursuant to which the Company agreed to pay $565,000 in installments representing 60% of the net profits from boxing events promoted or co-promoted by the Company (retroactively to September 2005) until the outstanding sum, plus accruing interest, is paid in full. In addition, the Company is entitled to a $100,000 credit against the above settlement amount, contingent upon the transfer and assignment of the Company's rights to the Mosley Video Library. Amounts unpaid by December 31, 2008 shall be immediately due and payable. Our former President personally guaranteed the Company’s obligation.

First Equity

In June 2005, First Equity Capital Corporation filed an action against us in state court in Florida, alleging that we breached an unsigned agreement pursuant to which we allegedly hired First Equity to provide certain services. First Equity alleges that the we are obligated to pay First Equity $1,525,000 and to issue to First Equity up to 4,000,000 registered shares of our common stock. We filed an answer denying any liability to First Equity and raising numerous affirmative defenses. We are in the process of taking discovery in this matter and intend to vigorously defend.

Dewayne Layfield

On or about March 10, 2003, our former subsidiary, Cedric Kushner Promotions, Ltd. (subsequently dissolved) entered into an agreement with America Presents Boxing, Inc. pursuant to which CKP, Ltd. agreed to purchase APB's videotaped library of professional boxing contests and all associated contracts and agreements, for $250,000, payable in equal monthly installments of $4,000. Pursuant to the APB Agreement, CKP, Ltd. executed a $250,000 non-interest bearing promissory note to APB. APB subsequently assigned its rights under the APB Agreement and/or Note to L. DeWayne Layfield, to whom CKP, Ltd. subsequently executed a substitute $250,000 promissory note. The note to Layfield is expressly subject to any defenses which CKP, Ltd. had against APB under 2003 APB Agreement. As of December 31, 2003, the note was allegedly in default.

In January 2004, Layfield commenced arbitration against CKP, Ltd. alleging that CKP, Ltd. had defaulted on the $250,000 note. The arbitration was settled by restructuring the payments under the note and granting Layfield a security interest in the library. On December 3, 2004, we, APB, Layfield and Team Freedom Promotions, Inc. entered into an agreement reducing the amount owed to Layfield in exchange for a $50,000 payment to APB.

In April 2005, Layfield commenced a second arbitration against CKP, Ltd. alleging breach of the note and the previous settlement agreement, seeking to recover $171,682.27 plus attorneys' fees and costs. We answered, seeking a declaration that we had no further obligation to Layfield due to APB’s breaches of the 2003 Agreement. We also filed a counterclaim and third-party complaint against Layfield and APB seeking to recover amounts previously paid to Layfield and APB. The matter is currently pending.

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against the Company and James DiLorenzo, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. The Company has denied the material allegations of the complaint and filed a counterclaim seeking damages in excess of $150,000. The matter is currently pending.

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa, commenced an action in the Supreme Court of the State of New York against the Company and Mr. Kushner, alleging that we breached an agreement to share certain profits related to certain boxers. In February 2003, we agreed to pay $580,000. We have not made any payments pursuant to the settlement agreement.

Zomba Recording Corporation

In July 2002, the Company and Mr. Kushner agreed to a stipulation for judgment against him by Zomba Recording Corporation related to amounts owed Zomba under a note in the amount of $762,876. In August, 2002, Mr. Kushner granted a security interest in property owned by him as collateral for the payment. As of December 31, 2005, the unpaid balance owed to Zomba was approximately $267,000.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company obtained a judgment in the amount of $95,145 against Mr. Kushner and us in connection with our default on an outstanding note. In May 2004, we settled by agreeing to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at December 31, 2005 amounted to $67,000. We are not in compliance with the terms set forth in the forbearance agreement.

National Sports Partners

In May 2003, National Sports Partners, the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, the Company reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. As of December 31, 2005 we have only paid $65,000.

Other

In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of December 31, 2005, we had accrued approximately $2.1 million with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

Our common stock was quoted on the Over the Counter Bulletin Board beginning March 16, 1999 until May 21, 2004. Our common stock was quoted on the ‘‘Pink Sheets’’ beginning May 22, 2004 until March 7, 2006. On March 8, 2006 our common stock was quoted on the ‘‘Over the Counter Bulletin Board’’ and currently trades under the symbol ‘‘CKRH’’. The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by NASDAQ:

Quarter Ended:	High*	Low*
2004
March 31, 2004	$.80	$.70
June 30, 2004	.51	.43
September 30, 2004	.50	.43
December 31, 2004	.70	.45
2005
March 31, 2005	.58	.22
June 30, 2005	.50	.22
September 30, 2005	.32	.15
December 31, 2005	.44	.13
2006
March 31, 2006	$.28	$.20

*	Pink Sheet market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

The per share closing sales price of the common stock as reported by the ‘‘Over the Counter Bulletin Board’’ on April 10, 2006, was $.25. As of April 10, 2006, there were approximately 250 holders of record of common stock and shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no restrictions that limit our ability to pay dividends in the future.

Recent Issuances of Unregistered Securities.

The issuances described in this Item 5 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering.

On November 1, 2005, the Company terminated its loan with a stockholder in consideration of the issuance to the stockholder of 800,000 shares of our common stock and warrants to purchase 7,500,000 shares of common stock at $.10 per share. The shares are subject to a registration rights agreement and the warrants vest 1.5 million per year starting in 2006.

On December 21, 2005, we issued 605,387 shares of our common stock in settlement of a term loan in default aggregating $183,931, including unpaid interest.

In January 2006, we issued 428,539 shares of our common stock in settlement of term loans in default aggregating $130,000, including unpaid interest.

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION AND CERTAIN CAUTIONARY STATMENTS

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, planned capital expenditure requirements, cash and working capital requirements, our expectations regarding the adequacy of current financing arrangements, fight demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

OVERVIEW

We are an independent producer of entertainment and sports content for distribution to all media platforms.  We produced, for release in 2006, the feature film comedies ‘‘Beer League,’’ starring Artie Lange (the popular comedian and actor who is a regular on the Howard Stern Show) and ‘‘TV the Movie,’’ starring Steve O, Preston Lacy and Wee-Man (all of ‘‘Jackass’’ fame).   We also co-produced the feature film comedy National Lampoon's ‘‘Pledge This,’’ starring Paris Hilton, anticipated to be released in 2006.  In addition, we produce programming for pay-per-view, video-on-demand, international markets, as well as, for retail and direct response sale.  Further, we produce televised sports events and hold promotional rights to professional boxers. The Company is headquartered in New York City.

Reportable Segments

We have two reportable segments: sports entertainment and media entertainment. The sports segment produces boxing events and promotes professional boxers. The media segment consists primarily of projects that the we currently produce or will produce or co produce such as feature films, DVD titles, television programming and other similar products.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals (such as incentive compensation and restructuring costs), income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our consolidated financial statements because they are affected significantly by management's judgments, assumptions and estimates.

Revenue Recognition

•	Media entertainment revenue includes revenues from the sale or licensing of films and is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ‘‘Accounting by Producers or Distributors of Films’’. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of digital video disks (‘‘DVDs’’) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or ‘‘street date’’ (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenue from sales to international territories is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced

•	Fight revenue, promotional fight revenue is comprised of box office ticket sales, site fee income, sponsorships and endorsements. Fight revenue is recognized in full on the date of the event.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of such assets in relation to the operating performance and future discounted cash flows of the underlying business. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

Intangible Assets

As a creator and distributor of sports and entertainment copyrights, we have a significant and growing number of intangible assets, including video and television libraries, trademarks and contractual relationships. In accordance with accounting principles generally accepted in the United States of America, the Company does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce a copyrighted product, such as the television series, are either expensed as incurred, or capitalized as tangible assets, as in the case of inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material.

Intangibles are being amortized over their estimated useful lives ranging from 5 to 10 years, utilizing the straight-line method. Video and television libraries amortized over their estimated useful lives of 5 years, utilizing the straight-line method.

Income Taxes

We utilize the asset and liability method to account for income taxes whereby deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to temporary differences between the financial reporting basis of existing assets and liabilities and their respective tax losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered and settled.

At December 31, 2005 and 2004, we provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain. Utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004

The following represents a comparison of segment operating results for the years ended December 31, 2005 and 2004.

	2005	%	2004	%
Net revenues
Sports	$602,983	85.6%	$2,627,827	87.2%
Media	101,033	14.4%	385,077	12.8%
	704,016	100.0%	3,012,904	100.0%
Cost of revenues and other costs
Sports	576,681	81.9%	4,085,795	135.7%
Media	840,962	119.5%	1,396,308	46.3%
	1,417,643	201.4%	5,482,103	182.0%
Segment profit/(loss)
Sports	26,302	3.7%	(1,457,968)	(48.4)%
Media	(739,929)	(105.1)%	(1,011,231)	(38.6)%
	($713,627)	(101.4)%	($2,469,199)	(82.0)%

Net revenues decreased by $2.3 million, or 76.6%, to $704,000 for the year ended December 31, 2005 from $3.0 million in the prior year.

The decrease in net revenues reflects the reduction in our involvement in the promotion of boxing and also reflected, in 2005, the lack of cable supported televised bouts, for which we received approximately $1.3 million for the year ending 2004. The decrease in media net revenues also declined as our product offerings are still limited as we are shifting from emphasis from sports related offerings.

Cost of revenues which relate to the production costs for boxing events and production cost, for filmed products decreased by $2.7 million, or 82.5%, to $574,000 for the year ended December 31, 2005, compared to $3.3 million incurred in 2004. The decrease in cost of revenues is attributable to the greater cost of staging the 2004 events principally the purse costs. Other segment allocated costs are depreciation and amortization and impairment charges of aggregating $844,000 in 2005 and $2.2 million in 2004. In 2004, we recognized impairments of our sports and media assets of $515,000 and $782,000, respectively, and, in 2005, the impairments related to media assets.

Our segment operating loss decreased $1.8 million to $714,000 in 2005 from a loss of $2.5 million for the year ended December 31, 2004. The improvement in operating results in 2005 was principally reflective of the reduction in impairment charges.

Selling, general and administrative expenses increased by 19.1% or $480,000, to $3.0 million for the year ended December 31, 2005, from $2.5 million in the prior year. The increase was attributable to increased infrastructure for managing the media business as well as professional services. We also recorded a non-cash expense, classified as ‘‘compensatory element of stock and warrant issuances for selling, general and administrative expenses’’ of $2.7 million to reflect the use of stocks and warrants as compensation for services rendered under various consulting and employment agreements in 2005 and 2004.

Financing costs including interest, charges for the beneficial conversion features related to convertible indebtedness as well as fair market valuations of our securities issued in lieu of cash payments for financing activities decreased by $5.3 million to $1.3 million in 2005 from $6.8 million in the prior year. This decrease is primarily attributable to the conversion of outstanding indebtedness into equity in both periods.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the fiscal year ended December 31, 2005. Additionally, we review our relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity . If the determination is made that we are the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. (‘‘FIN’’) 46, ‘‘Consolidation of Variable Interest Entities’’. Investments in which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses of $7.7 million and $12.4 million during the year ended December 31, 2005 and 2004, respectively. In addition, we are not in compliance with the payment terms for $2.1 million of our outstanding notes and loans payable including unpaid interest. Further, we had a stockholders' deficiency in excess of $12 million at December 31, 2005. Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of the notes and loans payable in default. However, if we are unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

We have also taking actions to address liquidity in the following ways:

•	developing additional sources of debt and equity financing to satisfy our current operating requirements;

•	entering into new initiatives to develop, produce and distribute film properties as well as other entertainment projects for direct response and retail sales;

•	continuing to pursue the promotion of selective premium level boxing events;

•	pursuing production partnerships and joint ventures to fund projects;

•	reducing operating costs by reducing overhead; and

•	continuing to negotiate with existing creditors to convert their indebtedness into equity.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from our inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Commitments and Contingencies

In connection with both our sports and media operations, we guaranteed investors and other participants in our projects the return of their investments and in some cases with a preferred return.

In addition to amounts included in minority interests and/or participation payables (aggregating $3.4 million) we have guaranteed a $1 million investment, along with a co-guarantor.

We are of the opinion, based upon advise of counsel, that we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims described in Item 3 – Legal Proceedings. As of December 31, 2005, we had accrued approximately $2.1 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Cash Flows

At December 31, 2005, the Company's cash position reflected a balance of $58,000, exclusive of a restricted deposit required by our consent decree with the SEC to cover the cost of a special consultant, compared to $219,000 in the prior year.

Operating Cash Flows.    Our principal operating source of cash is from the revenues from the promotion boxing events and media sales.  Our principal operating uses of cash relate to costs of the events and film costs. For the year ended December 31, 2005, we used cash of $5.4 million in operating activities principally to fund the loss of $3.3 million, excluding non cash items of $4.4 million and the acquisition of film costs of $3.9 million. Cash from operations was principally provided by the increase in amounts due for payables and other accruals of $1.8 million.

For the year ended December 31, 2004, we used $3.2 million of cash in operating activities. Our net loss of $12.4 million was principally attributable to the $8.2 million of depreciating and amortization and certain non-cash charges related to use of equity to fund expenses. This was partially offset by increases in cash attributable to an increase in notes payable and accrued expenses of $1 million.

Investing Cash Flows.    Cash provided from investing activities for the year ended December 31, 2005 was principally related to proceeds from sale of rights net of purchases of computer equipment and leasehold improvements of $27,000. In 2004 cash was used in investing activities was for the acquisition of boxing assets of $320,000 net of proceeds from sale of rights of $145,000.

Financing Cash Flows.    Net cash generated from financing activities for the year ended December 31, 2005 was $5.2 million which consisted of net proceeds of $6.3 million from the issuance of equity securities and short-term borrowings, net of repayments of indebtedness of $1.1 million. In 2004, net cash generated from financing activities was $3.7 million which consisted of net proceeds $4.5 million from equity and debt issuances, net of indebtedness repayments of $823,000.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement No. 123R (‘‘SFAS 123R’’) ‘‘Share Based Payment,’’ a revision of Statement No. 123, ‘‘Accounting for Stock Based Compensation.’’ This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the Company had no unvested options.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets,’’ (‘‘SFAS 153’’). SFAS 153 amends Accounting Principles Board (‘‘APB’’) Opinion No. 29, ‘‘Accounting for

Nonmonetary Transactions,’’ to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required by this item are submitted in a separate section beginning on Page F–1 of this report.

Index to Consolidated Financial Statements

Ckrush, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CKRUSH, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CKRUSH, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CKRUSH, Inc. and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's significant operating losses and significant working capital deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ckrush, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2004 of Ckrush, Inc. and Subsidiaries (formerly Cedric Kushner Promotions, Inc.) (the "Company'). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Ckrush, Inc. and Subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses for the year ended December 31, 2004 and has a significant stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
April 13, 2005

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005

Assets
Cash	$57,533
Accounts receivable	15,431
Prepaid expenses and other assets	143,955
Film costs	3,998,746
Assets held for sale to former president	213,559
Property and equipment – net	18,962
Cash – restricted	150,000
Total Assets	$4,598,186
Liabilities and Stockholders' Deficiency
Accounts payable and accrued expenses	$4,900,440
Accrued litigation and judgments payable	2,135,103
Notes and loans payable, including accrued interest	2,671,231
Deferred gain	1,478,845
Due to related parties	606,939
Participation payables	400,000
Total Liabilities	12,192,558
Minority Interest	4,708,130
Commitments, Contingencies and Other Matters
Stockholders' Deficiency
Series D, $.01 par value, authorized 399,752 shares, 399,752 shares issued and outstanding (liquidation preference of $2,430,000)	3,998
Series E, $.01 par value, authorized 14,000 shares, 1,388 shares issued and outstanding (liquidation preference of $499,680)	14
Common stock, $.01 par value, authorized 100,000,000 shares 70,994,163 shares issued and outstanding	709,942
Additional paid-in capital	40,872,945
Accumulated deficit	(48,363,005)
Deferred compensation	(5,441,396)
Treasury stock, at cost – 104,784 shares of common stock	(85,000)
Total Stockholders' Deficiency	(12,302,502)
Total Liabilities and Stockholders' Deficiency	$4,598,186

See notes to consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2005	2004
Net revenues	$704,016	$3,012,904
Operating costs and expenses
Cost of revenues	574,075	3,271,805
Selling, general and administrative	2,990,923	2,510,988
Depreciation and amortization	391,941	921,190
Impairment charges	460,422	1,296,746
Compensatory element of equity issuances for selling, general and administrative expenses	2,679,394	2,619,315
Reversal of stock based compensation		(2,055,000)
	7,096,755	8,565,044
Loss from operations	(6,392,739)	(5,552,120)
Other income (expenses)
Interest expense – related parties	(7,049)	(234,104)
Interest expense – other	(1,159,777)	(1,273,326)
Financing costs paid in common stock and warrants	(110,250)	(3,543,157)
Financing costs paid in preferred stock in connection with debt conversion – related party		(1,824,357)
Other		62,341
	(1,277,076)	(6,812,603)
Net loss	(7,669,815)	(16,364,743)
Deemed dividend on Series E preferred stock	(280,452)
Dividend – Series A preferred stock		(32,330)
Net loss attributable to common stockholders	($7,950,267)	($12,397,073)
Net loss per common share (basic and diluted)	($0.13)	($0.25)
Weighted average number of common shares outstanding (basic and diluted)	62,461,790	50,585,161

See notes to consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock										Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Deferred Financing Costs	Treasury Stock		Total Stockholders' Deficiency
	Convertible Series A		Convertible Series B		Convertible Series C		Series D		Convertible Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Shares	Amount
Balance – December 31, 2003	117,500	$1,175	399,752	$3,998	27,923	$279	399,752	3,998			10,768,991	$107,690	8,205,692	$7,663,071	$9,473,017	($27,910,683)	($1,127,918)	($32,152)	(120,284)	($201,298)	($12,018,823)
Issuance of Series B Preferred Stock – conversion of related party debt			65,156	652											3,452,616						3,453,268
Issuance of Series E Preferred Stock									4,243	42					1,527,490						1,527,532
Issuance of common stock in connection with conversion of Series A Preferred Stock	(117,500)	(1,175)									1,175,000	11,750			(10,575)
conversion of Series B Preferred Stock			(464,908)	(4,650)							23,245,390	232,454			(227,804)
conversion of Series C Preferred Stock					(27,923)	(279)					2,792,210	27,922			(27,643)
Common stock to be issued in connection with boxer's exclusive promotional agreement													250,000	212,500	(75,000)		(212,500)				(75,000)
consulting agreement													3,000,000	1,740,000			(1,740,000)
Plege This Holding, LLC													1,000,000	510,000							510,000
services by a consultant													175,000	70,000							70,000
conversion of debt													5,113,029	1,949,596							1,949,596
consulting agreement debt													732,500	293,000							293,000
Warrants issued in connection with boxer exclusive promotional agreement															205,000		(205,000)
consulting agreement															315,000		(315,000)
convertible debt															931,957						931,957
fees for convertible debt															82,548						82,548
Cancellation of consulting agreement													(3,000,000)	(1,740,000)	(315,000)						(2,055,000)
Issuance of common stock from common stock to be issued											15,476,221	154,762	(15,476,221)	(10,698,167)	10,543,405
Common stock issued in connection with dispute											425,000	4,250			269,250						273,500
Treasury stock issued for professional fees																(104,983)			15,500	116,298	11,315
Amortization of deferred consulting fees																	2,264,500				2,264,500
Accrued dividends on Preferred Stock – Series A Convertible																(32,330)					(32,330)
Amortization of deferred signing bonus																	686,878				686,878
Beneficial conversion feature of convertible debt															1,924,920						1,924,920
Amortization of financing costs																		32,152			32,152
Sale of portion of deferred signing bonuses																	82,000				82,000
Net loss																(12,364,743)					(12,364,743)
Balance – December 31, 2004							399,752	3,998	4,243	42	53,882,812	538,828			28,069,181	(40,412,739)	(567,040)		(104,784)	(85,000)	(12,452,730)
Issuance of preferred stock									2,316	24					833,840						833,864

	Preferred Stock										Common Stock		Common Stock to be issued		Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Deferred Financing Costs	Treasury Stock		Total Stockholders' Deficiency
	Convertible Series A		Convertible Series B		Convertible Series C		Series D		Convertible Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Shares	Amount
Issuance of common stock and warrants inconnection with:
conversion of preferred stock									(5,171)	(52)	5,171,258	51,713			(51,661)
consulting fees											3,500,000	35,000			7,525,000		(7,560,000)
conversion of notes and loans payable											5,411,827	54,118			1,566,205						1,620,324
accrued professional fees											145,000	1,450			188,650						190,100
deferred settlement											800,000	8,000			1,352,000						1,360,000
private placement											1,001,600	10,016			240,384						250,400
services											150,000	1,500			28,500						30,000
film project guarantee											750,000	7,500			216,486						223,986
financing fees											100,000	1,000			109,250						110,250
‘‘cashless’’ exercise of warrants											206,666	2,067			(2,067)
Issuance of warrants to joint venture partners															100,000		(100,000)				100,000
Amortization of deferred consulting fees																	2,611,833				2,511,833
Amortization of deferred signing bonuses																	67,561				67,561
Repurchase of shares issued for signing bonuses											(125,000)	(1,250)			(105,000)		106,250
Beneficial conversion feature of convertible instruments															802,177	(280,451)					521,725
Net loss																(7,669,815)					(7,669,815)
Balance, December 31, 2005							399,752	$3,998	1,388	$14	70,994,163	$709,942			$40,872,945	($48,363,005)	($5,441,396)		(104,784)	($85,000)	($12,302,502)

See notes to consolidated financial statements

CEDRIC KUSHNER PROMOTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004
Cash Flows From Operating Activities
Net loss	$(7,669,815)	$(12,364,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391,941	932,023
Amortization of debt discount	507,792
Impairment charges	460,422	1,296,746
Stock-based compensation – services	220,100
Compensatory element of stock and warrant issuances for selling, general and administrative expenses	2,679,394	2,619,315
Reversal of compensatory element of stock and warrant issuances due to expiration and nullification of contract		(2,055,000)
Financing costs paid in stocks and warrants	110,250	3,543,157
Financing costs incurred in preferred stock in connection with debt conversion – related party		1,824,357
Other		(33,341)
(Increase) decrease in operating assets:
Accounts receivable	77,899	(49,209)
Film costs	(3,938,746)
Prepaid expenses and other assets	(70,429)	(51,248)
Restricted cash	(150,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,564,146	286,172
Accrued litigation and judgments payable	184,743	(64,396)
Notes and loans payable – accrued interest	260,062	931,497
Net Cash Used In Operating Activities	(5,372,241)	(3,184,670)
Cash Flows From Investing Activities
Purchases of property and equipment	(26,682)	(25,146)
Expenditures for prepaid signing bonuses		(225,000)
Payments for distribution rights		(109,957)
Proceeds from sale of rights	50,000	145,000
Investment in movie rights	(7,468)	(112,000)
Assets held for sale		7,146
Net Cash Provided From (Used In) Investing Activities	15,850	(319,957)
Cash Flows From Financing Activities
Repayments to stockholders and related parties – net	(577,705)	(119,692)
Proceeds from issuance of:
preferred stock	634,800	1,477,532
common stock	250,400
production interests (minority interests)	4,648,130
notes and loans payable – other	730,000	1,066,466
convertible debt		1,782,500
Repayment of notes and loans payable – other	(491,000)	(703,150)
Proceeds of preferred stock escrow account		199,064
Net Cash Provided From Financing Activities	5,194,625	3,702,720

	Year Ended December 31
	2005	2004
Net (Decrease)Increase In Cash	(161,766)	198,093
Cash – Beginning of Year	219,299	21,206
Cash – End of Year	$57,533	$219,299
Supplemental Disclosures:
Cash paid during the period for:
Interest	$131,420	$194,900
Non-cash investing and financing activities:
Issuance of common stock for
deferred compensation	$7,660,000
upon conversion of notes and loans payable	1,620,324
conversion of officer loan	620,284
conversion of note payable – related party	1,360,000
film project guarantee	223,986
conversion Series E preferred stock	51,713
cashless' exercise of warrants	2,067
conversion of convertible debt		$1,949,596
accrued expenses		293,000
Issuance of preferred stock for accrued expenses	199,064
Issuance of notes payable for accrued expenses	876,377	101,340
Issuance of common stock and warrants in connection with the purchase of a boxer's exclusive promotional agreement		417,500
Issuance of Series B preferred stock
conversion of notes payable/stockholders		1,628,911
notes payable		50,000
Investment in film cost – minority interest	60,000

See notes to consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

Ckrush, Inc. and subsidiaries the (‘‘Company’’) is an independent producer of innovative entertainment and sports programming for global distribution to all media platforms We recently produced the feature film comedies ‘‘Beer League,’’ for release in 2006, and ‘‘TV the Movie’’. We also co-produced National Lampoon's ‘‘Pledge This’’ also anticipated to be released in the later part of 2006. In addition, we produce programming for pay-per-view, video-on-demand and other video channels, as well as, retail and direct response. Further, we are promoters of professional boxers, boxing events and other sports ventures.

Note 2.	Basis of Presentation

The Company has incurred net losses of $7.7 million and $12.4 million during the year ended December 31, 2005 and 2004, respectively. In addition, the Company is not in compliance with the payment terms for $2.1 million of its outstanding notes and loans payable including unpaid interest. Further, the Company had a stockholders' deficiency in excess of $12 million at December 31, 2005. Historically, the Company has successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, the Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of the notes and loans payable in default. However, if the Company is unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

The Company is also taking actions to address liquidity in the following ways:

•	developing additional sources of debt and equity financing to satisfy our current operating requirements;

•	entering into new initiatives to develop, produce and distribute film properties as well as other entertainment projects for direct response and retail sales;

•	continuing to pursue the promotion of selective premium level boxing events;

•	pursuing production partnerships and joint ventures to fund projects;

•	reducing operating costs by reducing overhead; and

•	continuing to negotiate with existing creditors to convert their indebtedness into equity.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force it to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

These factors raise substantial doubt about the Company’s ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Ckrush, Inc. (formerly Cedric Kushner Productions, Inc.) and all of its majority-owned and controlled subsidiaries, with a provision for minority interests. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (‘‘VIE’’). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. (‘‘FIN’’) 46, ‘‘Consolidation of Variable Interest Entities’’. Investments in which the Company exercises significant influence, but does not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Sports entertainment revenues, principally promotional fight revenue is comprised of box office ticket sales, site fee income, sponsorships and endorsements. Fight revenue is recognized in full on the date of the event.

Media entertainment revenue includes revenues from the sale or licensing of films and is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ‘‘Accounting by Producers or Distributors of Films’’. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of digital video disks (‘‘DVDs’’) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or ‘‘street date’’ (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenue from sales to international territories is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced.

Shipping and handling costs are included under distribution and marketing expenses in the consolidated statements of operations.

Cash

Cash and cash equivalents include cash and highly liquid debt investments with original maturities of ninety days or less when purchased, which are carried at the lower of cost and fair market value.

Investment in Films

Investment in films includes the unamortized costs of completed films which have been produced by the Company or for which the Company has acquired distribution rights, films in progress and in development and home video product inventory. For films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. For acquired films, capitalized costs consist of minimum guarantee payments to acquire the distribution rights. Costs of producing films are amortized using the individual-film-forecast method, whereby costs are amortized and participation and residual costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. Investment in films and television programs is stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films and television programs may be required as a consequence of changes in management’s future revenue estimates. Films in progress include the accumulated costs of productions, which have not yet been completed by the Company. Films in development include costs of acquiring film rights to books, stage plays or original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date they are determined not to be recoverable or when abandoned, or three years from the date of the initial investment.

Property and Equipment

Property and equipment consists of office equipment and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally five to seven years.

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2005 and 2004 were $48,500 and $88,000, respectively.

Stock Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, ‘‘Accounting for Stock-Based Compensation’’ and SFAS No. 148, ‘‘Accounting for Stock-Based Compensation, Transition and Disclosure’’. The provisions of SFAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to apply APB 25 in accounting for its stock option incentive plans. The provisions of SFAS 148 require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed prominently and in a tabular format. All outstanding employee options vested prior to 2004, therefore there would be no impact on compensation cost for the Company's stock option plans during the years presented utilizing the fair value method set forth in SFAS 123. See Note 9 for other disclosures required by SFAS 123 and SFAS 148.

In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to the Company's employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense. For awards that generate compensation expense as defined under APB 25, the Company calculates the amount of compensation expense and recognizes the expense over the vesting period of the award.

Income Taxes

The Company accounts for income taxes under the asset and liability method using SFAS No. 109, ‘‘Accounting for Income Taxes.’’ Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 were primarily attributable to net operating loss carry-forwards. Since the Company has a history of losses, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effect of potentially diluted securities (options – 299,000 (2005 and 2004) and warrants – 30,051,373 (2005) and 9,823,113 (2004)) are anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates relate to ultimate revenue and costs for investment in films, provision for doubtful accounts, income taxes and accruals for contingent liabilities; and impairment assessments for investment in films and other projects, property and equipment, and intangible assets. Actual results could differ from such estimates.

Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short term maturities of these financial instruments.

The fair value of the Company's debt obligations approximates its carrying value as it is based on or about the current rates offered to the company for debt of the same maturities with similar collateral.

Reclassifications

Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123® (‘‘Share-Based Payment’’ SFAS 123(R) revises SFAS No. 123 and eliminates the alternative to use the intrinsic method of accounting under APB No. 25. SFAS 123(R) requires all public companies accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments to account for these types of transactions using a fair value-based method. The Company currently accounts for share-based payments to employees using the intrinsic value method as set forth in APB No. 25 ‘‘Accounting for Stock Issued to Employees’’. As such, the Company generally recognizes no compensation cost for employee stock options. SFAS No. 123(R) eliminates the alternative to use APB No. 25’s intrinsic value method of accounting. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. This statement will be effective for the Company with the quarter beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets’’. SFAS 153 amends ‘‘APB’’ Opinion No. 29, ‘‘Accounting for Nonmonetary Transactions,’’ to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

Note 4.	Film Costs and Minority Interests

Film costs consist of:

In progress	$3,802,400
In development	127,600
Product inventory	68,746
$3,998,746

On June 27, 2005, the Company entered into a joint venture operating agreement for the purpose of arranging, developing and producing film, television, music, publishing and related properties to be acquired by the joint venture including certain properties contributed by the other joint venture partner. The Company is to make capital contributions of $748,000 over a 2 year period, of which the Company contributed $198,000 in 2005 for which the Company obtained a 51% voting interest. The Company may elect to renew the operating agreement beyond its initial term of 2 years for 5 consecutive 1-year renewal periods by making additional annual contributions increasing by 5% each year. Net income is allocated as follows: (i) 85% to the Company until the Company aggregate capital contributions plus 20% has been recouped (‘‘minimum preferred return’’); (ii) 60% to the Company until the Company’s has received its minimum preferred return plus $500,000 (the ‘‘maximum preferred return’’); and (iii) 50% to the Company after it receives the maximum preferred return. In addition, the Company has the right of first refusal to provide or to arrange for financing for each project or property pursued or developed by the joint venture.

In connection with entering into the joint venture operating agreement, the Company issued warrants exercisable at $.30 per share to the 2 principals of the other joint venture member to purchase 200,000 shares of the Company’s common stock and, an additional, 200,000 shares of common stock which will vest upon the Company being allocated its maximum preferred return, as defined in the operating agreement.

During 2005, the Company through a private placement offering pursuant to which two of the Company’s subsidiaries sold and issued an aggregate of approximately 84 units of revenue participation rights (‘‘RPRs’’) in film projects for an aggregate purchase price of approximately $4.7 million representing a minority ownership interests in the subsidiaries. To the extent of available cash flow from the Company’s subsidiaries, the RPRs entitle the investors to a return of 100% of their respective purchase price plus a 20% preferred return. If the $2.8 million per picture funding amount (the ‘‘Per Picture Funding Amount’’) is fully funded in the aggregate amount of $5.5 million, the investors are entitled to an aggregate 15% interest in the residual cash flow. In the event that less than the Per Picture Funding Amount is raised for each motion picture, the aggregate share of the residual cash flow to the investors shall be reduced on a proportionate basis. In addition, the Company guaranteed the repayment of one investor’s investment of $3 million in the RPR’s. The investor has the right to enforce the guaranty at any time commencing in June 2007, or earlier under certain circumstances. The Company also granted the investor a security interest in the Company’s rights and interests in the related film projects and to escrow a maximum of 9,000,000 shares of its common stock as further security for repayment of the obligation.

In connection with distribution rights for the motion picture ‘‘Pauly Shore is Dead’’, the Company incurred costs totaling $109,957 in 2004 which were being amortized over a two year period. As of December 31, 2005 the Company recouped $50,000 of its costs and the balance was written off as unrecoupable.

Note 5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of:

Trade payables	$2,148,404
Professional fees	1,651,476
Payroll taxes	398,327
Dividends payable	114,946
Sundry	587,287
$4,900,440

Note 6.	Notes and Loans Payable

Notes and loan payable includes accrued interest (at rates ranging from none to 23%) of $454,000. The Company is not in compliance with the payment terms for $2.1 million of the notes and loans payable including unpaid interest.

During 2005, the holders of $1,383,806 of notes payable, including accrued interest, converted the indebtedness into 5,161,829 shares of common stock. In connection with the notes payable aggregating $175,000, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $.20. Also in connection with the issuance of these notes and warrants, the Company recorded interest expense of $507,792 which represents the fair value of the beneficial conversion feature of the below market conversion rate using the Black-Scholes pricing model. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (‘‘EITF’’) 00-27: Application of EITF No. 98-5, ‘‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’’ to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The unamortized imputed discount of $14,000 will be amortized over the remaining period that the indebtedness is outstanding.

Note 7.	Deferred Gain

On November 1, 2005, the Company entered into a an agreement with Livingston Investments, LLC (‘‘Livingston’’) and the Mackin Charitable Remainder Trust (the ‘‘Mackin Trust’’) to settle the following outstanding indebtedness of the Company payable to Livingston and the Mackin Trust:

•	A loan payable of $1,000,000, dated March 15, 2002, with all accrued and unpaid interest of approximately $355,000;

•	A note payable with an outstanding balance of $110,000, together with accrued and unpaid interest of $68,000; and

•	All sums due and/or payable in the future by the Company to Livingston ($1,562,000 based upon the present value of the obligation) pursuant to a certain ten year consulting agreement, dated as of April 30, 2002.

Pursuant to the agreement, the Company paid (or will pay) the following amounts and issue the following securities in settlement:

•	$400,000 in cash in installments, of which $143,000 was paid and the balance is to be paid in connection with the transaction described in Note 17;

•	ten (10) year warrants to purchase an aggregate of 7,500,000 shares, exercisable at $0.10 per share, 1,500,000 of which vest on an annual basis commencing in 2006; and

•	800,000 shares of common stock.

In addition, the Company granted to an affiliate of Livingston the exclusive right to license the electronic media rights to the boxing libraries owned by the Company throughout the world

(excluding the United States) for a three (3) year period. Pursuant to the license, the affiliate will be entitled to a 20% commission from the license fees received and may also retain 75% of proceeds received from such license fees starting in February 2006.

The shares of common stock issued and the shares of common stock underlying the warrants have piggy-back registration rights, as well as on demand registration rights in the event that the holder has not been able to utilize such piggy-back registration rights by February 10, 2007. The warrants also provide that they may be exercised on a cashless basis.

In consideration, and upon satisfaction, of the foregoing, Livingston and the Mackin Trust have agreed to (i) forgive the balance of the loans, (ii) release the security interest in the boxing film library, (iii) terminate the consulting agreement and to forgive all payments due and to be due there under, (iv) waive any rights that they may have to accelerate the consulting agreement, and (v) pay the Company an amount equal to the proceeds from the sale, if any, by another affiliate of Livingston of 66,658 shares of the capital stock in M.P.I. Media Partners International BV, a Netherlands company engaged in television rights management as well as sponsorship and advertising rights management.

As a result of this transaction the Company will have a gain of $1.5 million which was has been deferred at December 31, 2005 until the Company complies with its obligation to make the required final payment of $257,000, included in "Due to related parties" in the accompanying consolidated balance sheet.

Note 8.	Related Party Transactions

Due to related parties at December 31, 2005 includes Company obligations for advances made by its then President and Executive Vice President on the Company’s behalf of $263,000 and $2,000, respectively. The advances are unsecured, have no specific terms, conditions or maturities. Subsequent to December 31, 2005, these individuals resigned their positions with the Company. In addition, a shareholder (who became the Company’s President in 2006) is due $78,000 including accrued interest.

The Company entered into a consulting agreement with an entity controlled by the shareholder mentioned above for certain general business and boxing promotion related consulting services which commenced on January 1, 2003 and continues through April 30, 2008. As compensation the Company issued 700,000 shares of its common stock valued at $560,000 which was recorded as deferred compensation in 2003. Amortization expense related to this agreement of $112,000 was charged to operations in each of 2005 and 2004. The entity also advanced $550,000 for payments during 2005 to the Company’s trade and other vendors all of which was repaid prior to December 31, 2005. The entity was also compensated $270,000 for assistance in connection with certain financing transactions,

In February 2004, the Company and Cedric Kushner, who was then the Company’s President, agreed to convert the Company's outstanding debt to him into equity. Pursuant to the agreement, the aggregate amount outstanding of $1.6 million relating to various personal loans made by Kushner to the Company was converted into 65,156 shares of Series B preferred stock which was subsequently converted into 3,257,800 shares of common stock. Accordingly, the Company recognized financing costs of approximately $1.8 million based upon the fair value of the common stock at the time of the agreement.

Note 9.	Participation payables

In December 2002, the Company sold 50% of its economic interest in an exclusive promotional agreement with David Tua, a then leading heavyweight contender to various participants for an aggregate of $400,000. The participation agreements provide, among other things, that the first $400,000 of net revenues derived from the promotional agreement would be remitted to the participants. Subsequently, the Company, Kushner, and two of the participants (representing interests amounting to $200,000) entered into separate agreements whereby the Company agreed that if the participants had not recouped their investments by February 23, 2005, they had the right to put their participation rights to the Company at a price equal to the difference between their original investment and the amount recouped. On February 28, 2005, the Company was notified by the participants that they were exercising their right to sell their rights and interest as a result of their failure to recoup their investment. In June 2005, the participants extended the due date to October 31, 2005 as a result of Kushner transfering to the participants 300,000 shares of common stock that he had owned. The Company and the participants are negotiating an extension. Kushner has guaranteed the repayment of the participants’ interests amounting to $200,000.

Note 10.	Stockholders' Deficiency

Preferred Stock

The Company's Board of Directors may, without further action by the Company's stockholders, direct the issuance of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series.

Series D Preferred Stock

In connection with the amendment of the Series B preferred stock in 2002, the Series B preferred stockholders received shares of Series D preferred stock, par value $0.01 per share which have no right to receive dividends but are entitled to vote together with the Company's common stockholders, with each share of Series D preferred stock having 50 votes. The Series D preferred stock has an aggregate liquidation preference value of $2,430,000 at December 31, 2005. In April 2006, the Board eliminated the liquidation preference (see Note 17).

Series E Convertible Preferred Stock

In connection with a private placement offering, the Company sold 4,243 (2004) and 2,316 (2005) shares of Series E convertible preferred stock for price of $360 per share. In connection with this offering, the Company's Board of Directors authorized the issuance of 14,000 shares of the Series E convertible preferred stock, each share convertible into 1,000 shares of common stock, subject to adjustment upon specified events. The conversion ratio established was below market price, and, accordingly, the Company recorded a deemed dividend in the amount of $ 280,000 which represented the fair value of the beneficial conversion feature of the below market conversion rate using the Black-Scholes pricing model. In 2005, the holders of 5,171 shares of the Series E preferred stock converted their preferred shares into 5,171,000 shares of common stock.

Common Stock

Common stock issuances in addition to those issued in connection with the conversion of outstanding indebtedness and preferred stocks mentioned elsewhere during 2005 and 2004 were as follows:

On January 10, 2005, in connections with a three year consulting agreement, the Company issued 3 million shares of common stock and warrants to purchase an aggregate of 12 million shares of common stock at an initial exercise price of $0.10 cents per share. Warrants to purchase four million shares vested immediately and the balance of the warrants vest in equal installments on the first and second anniversary of the execution of the agreement. The warrants allow for a cashless exercise. The issued shares, as well as, the shares underlying the warrants were registered with the Securities and Exchange Commission on Form S-8 Registration Statement filed with the Commission on January 18, 2005. The issuance of the common stock and warrants was valued at approximately $7,400,000 and for financial reporting purposes will be treated as compensation and amortized over the life of the agreement.

On January 23, 2005, the Company entered into a debt settlement agreement with a service provider which was owed approximately $120,000 for past services. In accordance with the agreement, the Company will pay an aggregate of $37,500 and issued 145,000 shares of common stock and granted a warrant to purchase 245,000 share of common stock at an exercise price of $.10. The shares, including the shares underlying the warrant have piggyback registration rights and the warrant contains a cashless exercise provision. As a result of fair valuing the consideration ($191,000), the Company recorded additional compensation expense of approximately $109,000 for the settlement.

On February 9, 2005, the Company began to offer up to $3 million in common stock for sale to accredited investors, on a ‘‘best efforts’’ basis, at a price of $.36 per share which was subsequently revised to $.25 per share. As a result of the offering which closed on May 5, 2005, the Company sold 1,001,600 shares for $250,400. The shares have ‘‘piggy-back’’ registration rights.

On August 30, 2005, as full compensation to produce the film project titled ‘‘TV the Movie’’, the Company agreed to pay $100,000 and issue 150,000 shares of common stock. The shares have piggy-back registration rights.

Pursuant to a consulting agreement for services related to the boxing segment, dated September 24, 2005, the Company and issued 500,000 shares of common stock at $.10 per share and granted a warrant to purchase 500,000 shares of common stock at an exercise price of $.10. The issuance of the common stock was valued at $210,000 and for financial reporting purposes will be treated as compensation and amortized over the life of the agreement.

During 2004, the Company borrowed $1.8 million by issuing convertible notes payable with interest at 10% per year. As a result of the Company not paying the principal and accrued interest by the due date, the indebtedness including $240,000 borrowed in 2003 was converted in accordance with its terms into 5,113,029 shares of common stock. Additionally in connection with the issuance of the convertible debt, the Company issued 931,957 warrants to purchase shares of common stock in connection with the notes at an exercise price of $.50 per share and recorded interest expense of $1,925,000 which represents the fair value of the beneficial conversion feature of the below market conversion rate using the Black-Scholes pricing model. The warrants are exercisable over a five-year period. Financing costs include $144,000 paid in cash and $980,000 for warrants.

In December 2004, the Company, with shareholder approval, increased the authorized common shares from 20,000,000 to 100,000,000 and merged the then two classes of common stock outstanding. Upon the increase in the authorized common shares, the Company issued an aggregate of 15,476,221 shares of common stock previously reported as common stock to be issued. In addition, the Company converted the outstanding 117,500, 464,908 and 27,923 shares of Series A, B and Series C convertible preferred stocks, respectively, into 1,175,000, 23,245,390 and 2,792,210, shares of common stock, respectively.

In December 2004, the Company issued 425,000 shares of common stock valued at $274,000 in connection with the settlement of a dispute relating to services arising in a prior year and 175,000 shares of common stock valued at $70,000 for services rendered by another consultant.

In January 2004 the Company entered into a twelve-month agreement, as amended, with a consultant to provide general consulting services to the Company and the Company was to issue to the consultant 3,000,000 restricted shares of common stock. In addition, the Company agreed to issue the consultant an option to purchase 1,000,000 shares of common stock; 500,000 with an exercise price of $1.00 and 500,000 with an exercise price of $2.00 per share. The shares and the shares underlying the option were not issuable until after the Company had obtained stockholder approval to increase the number of authorized shares of common stock of the Company but not later than June 30, 2004. The Company recorded the fair value of the securities issued or $2.1 million as deferred compensation to be amortized over the contract period. As stockholder approval to increase the number of authorized shares was not obtained, the Company recognized the remaining deferred costs of $1 million as a non-cash expense as of June 30, 2004. By December 31, 2004, the Company ended negotiations with the consultant, and, in accordance with the terms of the agreement, determined the contract to be null and void. Accordingly, no compensation was due the consultant and therefore the Company reversed all previously recorded transactions associated with this agreement, resulting in a credit for the reversal of stock-based compensation of $2,055,000 in the Company's Consolidated Statement of Operations for the year ended December 31, 2004.

Treasury Stock

In April, 2004, the Company issued 15,500 shares of common stock, held in treasury, as compensation for legal services. The fair value of the common stock was $11,000 and was included in compensatory element of stock issuance expense during the year ended December 31, 2004.

Warrants

As described in the accompanying notes to the financial statements, the Company granted 20,870,000 and 1,789,127 common stock warrants during the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, a warrant holder exercised 333,332 warrants in a "cashless" exercise. Accordingly, the holder was issued a net amount of 206,667 common shares as net settlement based on market value of common stock at the date of exercise.

A summary of warrant activity for the years ended December 31, 2004 and 2005 is as follows:

	2004		2005
		Weighted Average Exercise Price		Weighted Average Exercise Price
	Number of Warrants		Number of Warrants
Balance – beginning of year	8,033,986	$.64	9,823,113	$.61
Issued	1,789,127	.47	20,870,000	.10
Exercised	—		(333,332)	.19
Expired	—	—	(308,408)	.66
Balance – end of year	9,823,113	$.61	30,051,373	$.26

Stock Options

The Company has issued in prior years stock options to employees and consultants which are fully vested.

Stock option share activity and weighted average exercise price under these plans for the years ended December 31, 2004 and 2005 were as follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2004	308,666	$1.13
Expired in 2004	(9,666)	(2.36)
Balance, December 31, 2004 and 2005	299,000	$1.09

Options outstanding and exercisable by price range as of December 31, 2005 were as follows:

Range of	Number of Outstanding and Exercisable Options	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price
$0.23 - $0.38	75,000	2.3	$0.32
$1.07 - $1.43	224,000	1.7	$1.35
Balance, December 31, 2005	299,000

Note 11.	Deferred Compensation

Deferred compensation expense consists of amortization of prepaid consulting fees of $2.5 million and $336,000 and prepaid signing bonuses (included in other assets) to boxers of $153,000 and $231,000, 2005 and 2004, respectively.

In 2004, the Company entered into exclusive promotional agreements (‘‘EPA’’) with 2 boxers whereby the fighters granted the Company the exclusive right to promote the fighter and arrange professional boxing bouts for each boxer for a two year term which can be extended under certain circumstances. In consideration, one agreement, the boxer received a non-refundable payment of $125,000 and 250,000 shares of common stock valued at $213,000. The Company additionally agreed to repurchase half of the boxer's shares, upon certain conditions, for $75,000. The total cost of $338,000 is being amortized as deferred compensation over the two year term of the EPA. In 2005, the boxer elected to have the Company repurchase 125,000 shares. In connection with the second agreement, the fighter received a non-refundable payment of $75,000, which has been recorded as prepaid signing bonuses, plus warrants to purchase 500,000 shares of common stock at exercise prices of $.40 per share. The fair value of the warrants of $205,000 was recorded as deferred signing bonus.

Note 12.	Impairments

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment analysis was performed in December 2004 of certain of the Company's long-term assets, including intangibles applicable to its boxing activities. The fair value of these assets was determined by calculating its discounted, estimated future operating cash flow and comparing it to the carrying amount of the assets. This testing resulted in the determination that the carrying amount at December 31, 2004 exceeded the potential amount that could be recovered from future, discounted cash flows, and accordingly, the Company recorded an impairment charge of $1.3 million. In 2005, the Company has similarly recorded impairment charges related to investments in film properties amounting to $460,000.

Note 13.	Income Taxes

At December 31, 2005, the Company had net operating loss carryforwards for Federal tax purposes of approximately $38 million, which are available to offset future taxable income, if any, through 2024. Under Federal Tax Law IRC Section 382, certain significant changes in ownership of the Company, including the reverse merger transaction of 2002, may restrict the future utilization of these tax loss carryforwards.

At December 31, 2005, the Company had a deferred tax asset of approximately $13 million representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $2.4 million.

Note 14.	Segment Data

SFAS No. 131 ‘‘Disclosures About Segments of an Enterprise and Related Information’’ requires the Company to make certain disclosures about each reportable segment. The Company’s reportable segments are determined based on the distinct nature of their operations and each segment is a strategic business unit that offers different products and services and is managed separately. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments: sports entertainment and media entertainment. The sports entertainment segment consists of promotion of professional boxers and boxing events. The media entertainment segment consists of development and production of digital and filmed content for global distribution to all media platforms including feature films, DVD titles, television programming and other similar products.

Segmented information by business is as follows:

	Year ended December 31, 2005			Year ended December 31, 2004
		Sports	Media		Sports	Media
Net Revenues	$704,016	$602,983	$101,033	$3,012,904	$2,627,827	$385,077
Operating cost and expenses
Cost of revenues	574,075	421,204	152,871	3,271,805	2,970,842	300,963
Amortization	383,146	155,477	227,669	913,552	600,040	313,512
Impairment charges	460,422		460,422	1,296,746	514,913	781,833
	1,417,643	576,681	840,962	5,482,103	4,085,795	1,396,308
Segment profit/(loss)	(713,627)	$26,302	($739,929)	(2,469,199)	($1,457,968)	$1,011,231
Less:Selling, general and administrative	2,990,923			2,510,988
Depreciation	8,795			7,638
Compensatory element of stock and warrant issuances for selling, general and administrative expenses	2,679,394			2,619,315
Reversal of stock based compensation				(2,055,000)
Interest expense	1,166,826			1,507,430
Financing costs paid in stocks and warrants	110,250			5,367,514
Other				(62,341)
Net Loss	($7,669,815)			($12,364,743)

Revenue from four customers accounted for approximately 64% of revenues for the year ended December 31, 2005, compared to 31% from a single customer for the same period in 2004.

Foreign revenue disclosure

The Company's boxing promoted boxing events were principally located in the United States and Europe.

The Company had net revenues from foreign sources in the amounts of approximately $162,000 (2005) and $485,000 (2004).

Note 15.	Other Matters

On June 30, 2004, the Company and other parties entered into an agreement to form and become members of Pledge This Holdings, LLC (‘‘PTH’’). PTH was formed to finance, produce and distribute a feature-length motion picture.   In order to induce a group of investors to invest in and make other accommodations to PTH, as well as, in partial consideration of its then 22.5% membership interest in PTH, the Company entered into an agreement to guarantee the repayment of the investors’ investment of $1 million if not recouped on or before June 30, 2005 and to pay interest on the investment at the rate of 12%. As further consideration, the Company issued 1,000,000 shares of its common stock, fair valued at $510,000, which amount was recognized as financing costs during the year ended December 31, 2004. In connection with PTH obtaining additional financing, in 2005, the Company’s membership interest was reduced to 10% and another investor agreed to participate in the guarantee of the aforementioned $1 million investment to a maximum of 80%. As of December 31, 2005, the investors have not been repaid and are entitled to take the following action until such time as they have been repaid: (i) take control of the film property of PHL; and (ii) seize the Company's interest in PHL.  If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected. The Company and the investors are negotiating an extension until October 31, 2006. In 2004 and 2005, the Company paid to the investors $60,000 and $120,000 (of which 750,000 shares were issued in lieu of cash) for interest on the investment.

Mr. DiLorenzo, a consultant to the Company and former officer, originally had a 7% membership interest in PTH which was relinquished in connection with obtaining of additional financing for PTH. Also, an affiliate of Livingston Investments, LLC, a related party of the Company, has a 6% membership interest in PTH.

The Company leases approximately 1,860 square feet for its headquarter facilities at 1414 Avenue of the Americas, Suite 406, New York, New York 10019. Minimum annual lease payments are approximately $77,000 for 2006 and $79,000 for 2007. The lease expires January 31, 2008. Rent expense for 2005 and 2004 was $75,000 and $74,000.

Note 16.	Litigation

Securities & Exchange Commission

On March 24, 2004, the United States Securities and Exchange Commission (the ‘‘SEC’’) brought a civil action against the Company, Cedric Kushner, James DiLorenzo and Steven Angel in federal district court. The action alleged several violations of the Securities Exchange Act of 1934 and the Public Company Accounting Reform and Investors Protection Act of 2002 including: Section 10(b) of the 1934 Act, Exchange Rule 10b-5, Section 302(a) of the 2002 Act and Exchange Act Rule 13a-14 there under. The SEC further alleged that the officers and directors aided and abetted our violation of the Exchange Act and that the Company’s Form 10-KSB for the year ended December 31, 2002, as originally filed, contained material misstatements and omissions.

The United States District Court entered final judgments confirming the settlement of this matter with Cedric Kushner individually on November 30, 2005 and with the Company on December 2, 2005. Under the settlement, without admitting or denying the allegations of the complaint, the Company consented to a permanent injunction against future violations of the securities laws and agreed to take the following steps within 60 days (all of which was implemented within the required timeframe):

•	expand the Company’s board of directors to five members, a majority of whom shall be independent;

•	establish an independent audit committee;

•	hire a chief executive officer and a chief financial officer; and

•	retain the services of an independent consultant to analyze the Company’s system of internal accounting controls and accounting and financial reporting processes, report to the audit committee, and oversee the implementation of improved processes in these areas. In that connection, the Company agreed to establish an escrow account in the amount of $150,000 to fund the services of the independent consultant.

In addition, the Company agreed that it would not pay Cedric Kushner or James DiLorenzo compensation as officers or directors following their resignations as officers and directors.

Cedric Kushner, without admitting or denying the allegations of the Commission's complaint, entered into a separate settlement in which he agreed to:

•	Pay a fine of $60,000;

•	Be permanently enjoined from future violations of the securities laws; and

•	Be permanently barred from serving as an officer or director of any public company.

The United States District Court dismissed the claims against Mr. Angel on his motion for summary judgment and dismissed the action as to him in its entirety.

The SEC action remains pending against Mr. DiLorenzo.

Shane Mosley

On August 23, 2002, the Company settled a matter related to the sharing of profits with Shane Mosley, a boxer. The Company agreed to pay Mosley approximately $610,000 plus interest by April 30, 2003. The Company defaulted and a judgment was entered in favor of Mosley in the amount of $565,000 in June 2003.

In November 2005, the Company entered into a settlement with Mosley, pursuant to which the Company agreed to pay $565,000 in installments representing 60% of the net profits from boxing events promoted or co-promoted by the Company (retroactively to September 2005) until the outstanding sum, plus accruing interest, is paid in full. In addition, the Company is entitled to a $100,000 credit against the above settlement amount, contingent upon the transfer and assignment of the Company's rights to the Mosley Video Library. Amounts unpaid by December 31, 2008 shall be immediately due and payable. Our former President personally guaranteed the Company's obligation.

First Equity

In June 2005, First Equity Capital Corporation filed an action against us in state court in Florida, alleging that the Company breached an unsigned agreement pursuant to which the Company allegedly hired First Equity to provide certain services. First Equity alleges that the Company is obligated to pay First Equity $1.5millionand to issue First Equity up to 4,000,000 registered shares of our common stock. The Company has filed an answer denying any liability to First Equity and raising numerous affirmative defenses. The Company is in the process of taking discovery in this matter and intends to vigorously defend.

Dewayne Layfield

On or about March 10, 2003, our former subsidiary, Cedric Kushner Promotions, Ltd. (subsequently dissolved) (‘‘CKP, Ltd.’’) entered into an agreement with America Presents Boxing, Inc. (‘‘APB’’) pursuant to which CKP, Ltd. agreed to purchase APB's videotaped library of professional boxing contests and all associated contracts and agreements, for $250,000, payable in equal monthly installments of $4,000. Pursuant to the APB Agreement, CKP, Ltd. executed a $250,000 non-interest bearing promissory note to APB. APB subsequently assigned its rights under the APB Agreement and/or Note to L. DeWayne Layfield, to whom CKP, Ltd. subsequently executed a substitute $250,000 promissory note. The note to Layfield is expressly subject to any defenses which CKP, Ltd. had against APB under 2003 APB Agreement. As of December 31, 2003, the note was allegedly in default.

In January 2004, Layfield commenced arbitration against CKP, Ltd. alleging that CKP, Ltd. had defaulted on the $250,000 note. The arbitration was settled by restructuring the payments under the note and granting Layfield a security interest in the library. On December 3, 2004, the Company, APB, Layfield and Team Freedom Promotions, Inc. entered into an agreement reducing the amount owed to Layfield in exchange for a $50,000 payment to APB.

In April 2005, Layfield commenced a second arbitration against CKP, Ltd. alleging breach of the note and the previous settlement agreement, seeking to recover $172,000 plus attorneys' fees and costs. The Company answered, seeking a declaration that the Company had no further obligation to Layfield due to APB’s breaches of the 2003 Agreement. The Company also filed a counterclaim and third-party complaint against Layfield and APB seeking to recover amounts previously paid to Layfield and APB. The matter is currently pending.

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against the Company and James DiLorenzo, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. The Company has denied the material allegations of the complaint and filed a counterclaim seeking damages in excess of $150,000. The matter is currently pending.

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa, commenced an action in the Supreme Court of the State of New York against the Company and Mr. Kushner, alleging that the Company breached an agreement to share certain profits related to certain boxers. In February 2003, the Company agreed to pay $570,000. The Company has not made any payments pursuant to the settlement agreement..

Zomba Recording Corporation

In July 2002, the Company and Mr. Kushner agreed to a stipulation for judgment against our President by Zomba Recording Corporation related to amounts owed Zomba under a note in the amount of $763,000 In August, 2002, Mr. Kushner granted a security interest in property owned by him as collateral for the payment. As of December 31, 2005, the unpaid balance owed to Zomba was approximately $267,000.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company obtained a judgment in the amount of $95,000 against Mr. Kushner and us in connection with our default on an outstanding note. In May 2004, the Company settled by agreeing to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at December 31, 2005 amounted to $67,000. The Company is not in compliance with the terms set forth in the forbearance agreement.

National Sports Partners

In May 2003, National Sports Partners, the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, the Company reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. As of December 31, 2005 the Company had only paid $65,000.

Other

In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of December 31, 2005, the Company had accrued approximately $2,056,000, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition and operating results.

Note 17.	Subsequent Events

In January 2006, the Company issued 428,539 shares of common stock in connection with the conversion outstanding notes and accrued interest aggregating approximately $130,000.

In February 2006, the Company assigned its exclusive promotional agreement with a boxer for $140,000. As a result of this transaction the Company will record a gain of approximately $60,000. In addition, if the boxer wins a major bout during the term of the agreement, the Company is entitled to an additional payment of $250,000.

On February 13, 2006, the Company entered into an employment agreement with its Executive Vice President – Chief Financial Officer. The agreement provides for a three-year term with automatic renewals, subject to either party's right not to renew. The Company will pay a base salary of $175,000 for the first year of the agreement, subject to annual increases not less than 10% of the prior year's base salary, and a discretionary bonus. The Company granted options to purchase 3,000,000 shares of our common stock to the executive, of which 750,000 are, are exercisable at $.10 per share and are fully vested. The balance of 2,250,000 will be qualified, subject to shareholder approval, have an exercise price of $.20 per share and vest at the rate of 62,500 shares per month over the initial three-year term. In the event of a change of control while the executive is employed, the Company will pay him an amount that, after deducting federal and state income and payroll withholding taxes, would equal three (3) times his then-base salary. The Company is also obligated to maintain in escrow an amount equal to 3 months of the executive’s salary until the Company obtains $3 million of additional equity.

During the period from January 1 through March 31, 2006, the Company borrowed $720,000 under short-term arrangements with various individuals.

In April 2006, the Company entered into 3 agreements with Cedric Kushner, the Company’s former President which provides, among other matters, the following:

•	Repayment terms for the Company’s indebtedness owed to Kushner of $263,000 were modified to provide for interest at 5%, quarterly payments of $10,000, plus amounts equivalent to a pro rata portion of amounts paid to certain other Company’s creditors, plus 50% of net revenue up to $100,000 from a promotional agreement, with the unpaid balance due December 31, 2008;

•	The Company guaranteed Kushner for any liability resulting from his service as a director or officer, subject to the limitations of the Delaware corporate statute, and for any Company obligations that he guaranteed personally;.

•	The Company subleased its current headquarters to a entity owned by Kushner, at the same rent payable by Company to the landlord.

•	The Company transferred its rights to its library of boxing videos to Kushner for $250,000; and

•	Kushner will consult with Ckrush with respect to the promotion of David Tua, a boxer, in exchange for 50% of the net proceeds earned from the Tua exclusive promotion agreement, after first repaying $400,000 owed to investors.

The assets which are subject to this agreement, principally furniture and fixtures and the library rights, were classified as ‘‘Assets held for Sale’’ in the consolidated financial statements. The Company does not expect to record a significant gain after the inclusion of applicable transaction costs, principally legal.

Also in April 2006, the Company sold 2,937,500 shares of common stock for $376,000 to an entity which also purchased a substantial portion of Kushner’s shares of the Company’s common stock and 1,171,875 shares for $150,000 pursuant to a private placement. The Company’s new President also purchased all of Kushner’s Series D preferred shares after the Company’s Board of Directors removed the liquidation preference contained in the original designation.

The Company leased new headquarter space for a three year period beginning April 1, 2006 for a total minimum obligation of $357,050 for the three year period.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 21, 2005, Wolinetz, Lafazan & Company, P.C. was dismissed as our auditors. On September 22, 2005, we engaged Rosenberg, Rich, Baker, Berman & Company as our independent certified public accountants. Our decision to engage the new accountants was approved by our Board of Directors on September 22, 2005.

The reports of the former accountants on our consolidated financial statements for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that their opinion in their report on our consolidated financial statements expressed substantial doubt with respect to our ability to continue as a going concern.

During our year ended December 31, 2004 and the subsequent interim period through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During our year ended December 31, 2004 and the subsequent interim period through the date of resignation, there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for the period.

We did not consult with the new accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by the new accountant that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

We requested that the former accountant furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The requested letter was attached as Exhibit 16.1 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2005.

ITEM 8A.	CONTROLS AND PROCEDURES

As of December 31, 2005, the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15 and 15d-15. These individuals were not employed by the Company until February 2006.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  We do not expect that our disclosure controls and procedures can detect or prevent all misstatements. Further, the design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a control system, misstatements may occur and not be detected.  At this time, management has determined that our disclosure controls and procedures may not be sufficient, especially due to the limited number of Company employees, i) to ensure that data errors, control problems, or acts of fraud are detected and

ii) to confirm that appropriate corrective actions, including process improvements, are undertaken in a timely manner. As a result, we have concluded that our current system of disclosure controls and procedures requires further enhancements to ensure that they are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Our management considered the following deficiencies to be material weaknesses in the effectiveness of our disclosure controls. A ‘‘material weakness’’ is a reported condition in which the design or operation of one or more of the specific disclosure control components has a defect or defects that could have a material adverse effect on the our ability to record, process, summarize and report financial data in our financial statements in a timely manner:

•	Maintaining sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (GAAP) commensurate with our financial reporting requirements;

•	Maintaining adequate segregation of duties in key functions;.

•	Adequately documenting certain transactions and manual journal entries;

•	Adhering to a comprehensive closing calendar;

•	Failing to have a management committee in place to handle decisions relating to the Company’s operations, including review of quarterly and annual filings; and

•	Maintaining formal internal accounting and disclosure controls.

Management has initially responded to the deficiencies in our disclosure controls by performing additional accounting, financial analysis, and managerial review procedures in order to ensure that the financial information contained in our Annual Report on Form 10-KSB was reliable. Detailed validation work was performed by our personnel with respect to all of our balance sheet account balances in order to verify the financial information and to substantiate the disclosures contained in our Annual Report on Form 10-KSB. Additional analysis was also performed on income statement amounts and compared to prior year amounts for reasonableness.

As a result of a settlement with the SEC, we have retained consultants to assist in the assessment of our internal accounting and disclosure controls and to make recommendations for timely corrective actions and hired the CEO and CFO in February 2006. In addition, a majority of our Board of Directors, as reconstituted in March 2006, consists of members independent of management. We also instituted an Audit Committee at that time.

Together with the consultants, management will review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting and will report its progress and findings to the Audit Committee. We will focus on a number of areas that we will endeavor to improve, including the segregation of duties in key functions; the creation of formal accounting controls, policies and procedures; the hiring of additional management and staff experienced in financial reporting; as well as finalizing documentation of our accounting and disclosure internal controls and procedures. Further, management continues to look for methods to ensure that our systems evolve with our business and to improve our overall system of control.

ITEM 8B.	OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Roy Roberts	67	CEO & Director
Jeremy Dallow	37	President & Director
Jan E. Chason	60	CFO & Executive Vice President
Richard Ascher	52	Director
Philip Glassman	43	Director
Jerry Gilbert	70	Director
Jonathan Schwartz	39	Director

Mr. Roberts has been our CEO and a Director since February 2006. He also serves as the CEO of Sparkle Industries, a manufacturing company since 1992. From 1994 to 2000 Mr. Roberts was the CFO of Worldwide Entertainment & Sports, a publicly traded sports & entertainment company and from 1993 to 1994 he was the CFO of Palisades Entertainment, one of the nation's leading independent film distribution companies.

Jeremy Dallow has been our President and a member of its Board of Directors since February 2006. He co-founded Bulldog Boxing Management and Bulldog Entertainment in 1998, providers of management and consulting services to athletes and entertainers. While with Bulldog, he served as executive producer of several motion pictures, including our upcoming film releases, ‘‘Beer League,’’ ‘‘TV The Movie,’’ and the our co-production, National Lampoon's ‘‘Pledge This.’’

Jan E. Chason, 60, has served as our Chief Financial Officer since February 13, 2006. Prior to joining us, Mr. Chason was the Chief Accounting Officer of Majesco Entertainment Company from July 10, 2005 thourgh February 10, 2006 and Chief Financial Officer of Majesco from January 2, 2003 though July 9, 2006. Mr. Chson provided Interim Chief Financial Officer services through JEC Consulting Associates from June 2001 through December 2002. From June 1996 through June 2001, he served on the executive team of SFX Broadcasting and SFX Entertainment as the Chief Financial Officer of Triathlon Broadcasting Company, The Marquee Group, Inc. and Artist Group International LLC. He later served as Corporate Vice President — Finance of SFX Entertainment. After the acquisition of SFX Entertainment by Clear Channel Communications Inc., he served as the Chief Financial Officer of Clear Channel Entertainment's Marketing and Media Divisions. Mr. Chason was a partner at Ernst & Young LLP from October 1982 through September 1994. Mr. Chason is a Certified Public Accountant and has a Bachelor of Business Administration from City College of New York

Richard Ascher, 52, has served as a Director since February 16, 2006 and chairman of the Audit Committee since March 20, 2006. Mr. Ascher has been President of NJT since 1995 and is Managing Director of Wealth Management Advisors, LLC, a Registered Investment Advisor since 2003. Mr. Ascher was a client service partner with M R Weiser LLC a large New York City CPA firm focusing primarily on privately held middle market clients. He holds an MBA, and is a Certified Public Accountant and a licensed investment advisory representative and insurance broker.

Jerry Gilbert, 70, has served as a Director since February 16, 2006 and a member of the Audit Committee since March 20, 2006. He is the founder and has been President of Cornell Computer Corp., an IT consulting firm ssince 1994.

Philip Glassman, 43, has served as a Director since February 16, 2006. Mr. Glassman has been the Owner/President of Metro Tag and Label, a New Jersey-based printing company, since 1994.

Jonathan Schwartz, 39, has served as a Director since February 16, 2006 and a member of the Audit Committee since March 20, 2006, Mr. Schwartz is President of the Wilson Group, an information technology recruiting firm, since 2003 and prior to that he was the Senior Vice President of Pathfinder Personnel for 12 years.

Our directors are to be elected at our annual meeting of stockholders and each director holds office until a successor is elected and qualified. Our officers are elected by the board of directors until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the board of directors. There are no family relationships among any of the Company's directors and executive officers. The above listed members of the board of directors will serve until the next annual meeting of shareholders, at which time theboard of directors will be restructured to provide for three-year staggered terms, subject to shareholder approval of the concept of staggered terms by the shareholders. Messrs. Ascher, Gilbert and Schwartz are members of the audit committee of the Board, with Mr. Ascher serving as chairman.

Committees of the Board of Directors

The Company has recently formed an audit committee. Messrs. Ascher, Gilbert and Schwartz are members of the audit committee of the Board, with Mr. Ascher serving as chairman and its financial expert; as such term is defined in Item 401 of Regulation S-B.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. The Code of Ethics was filed as an exhibit to our Form 10-KSB on June 25, 2004. Upon request, we will provide to any person without charge a copy of the Code of Ethics. Any such request should be directed to: Attn: Jeremy Dallow, Ckrush, Inc., 1414 Avenue of Americas, Suite 406, New York, New York 10019.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company's review of copies of all disclosure reports filed by directors, executive officers or beneficial owners of more than 10% of any class of equity securities of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following directors and executive officers of the Company failed to timely file reports based solely upon a review of Form 3, Form 4 and Form 5 filings during the year ended December 31, 2005, certain written representations and shareholders who, to the best of the Company's knowledge, hold 10% or more of the Company's shares:

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

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SAR's	LTIP Payouts	All Others Compensation
Cedric Kushner	2005	$52,000	—	—	—	—	—	—
Chairman of the Board	2004	$0	—	—	—	—	—	—
& President	2003	$0	—	—	—	—	—	—
Jim DiLorenzo	2005	$104,000	—	—	—	—	—	—
Secretary, Treasurer	2004	$104,000	—	—	—	—	—	—
& Executive Vice President	2003	$104,000	—	—	—	—	—	—

Compensation of Directors

The Company's directors are reimbursed for any out-of-pocket expenses incurred by them for attendance at meetings of the Board of Directors or committees thereof.

Stock Option Grants and Exercises

There were no Stock Option Grants or Exercises in 2005.

Option/SAR Grants in Last Fiscal Year

During the last completed fiscal year, ended December 31, 2005, the Company did not grant any stock options to any of the officers named in the Summary Compensation Table (Item. 10). The Company also did not grant any stock appreciation rights (as defined in Item 402(a)(6)(i) of Regulation S-B under the Securities Act) during the last completed fiscal year, and has no stock appreciation rights outstanding.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

During the last completed fiscal year, none of our executive officers exercised any options to acquire capital stock of the Company or any of its subsidiaries.

Long-Term Incentive Plans – Awards in Last Fiscal Year

Neither the Company nor any of its subsidiaries maintains any long-term incentive plans, as defined in Item 402(a)(6)(iii) of Regulation S-B under the Securities Act.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock, by:

each person known to beneficially own more than five percent of any class of the Company's voting stock;

each director and executive officer of the Company; and

all directors and executive officers as a group.

Name and Address of Beneficial Owner, as of December 31, 2005	Amount and Nature Beneficial Ownership(1)		Beneficial Ownership Percentage(1)
Directors and Officers
Cedric Kushner	20,300,537	(2)	28.5%
Ckrush, Inc
1414 Avenue of Americas, Suite 406
New York, New York 10019
James DiLorenzo	3,616,540	(3)	5.1%
Ckrush, Inc
1414 Avenue of Americas, Suite 406
New York, New York 10019
All Directors and officers as a Group (2 persons)	23,917,077		33.5%
Other Shareholders
Livingston Investments, LLC	11,033,768	(4)	14.0%
c/o Mark Brown, Esq., Kaye Scholer LLP, 777 South Flagler
Drive, Suite 900, West Palm Beach, Florida 33401

Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the capital stock owned by them.

(1)	For purposes of this table, ‘‘beneficial ownership’’ is determined in accordance with the Instructions to Item 403 of Regulation S-B under the Securities Act of 1933, as amended (the ‘‘Securities Act’’), pursuant to which a person or group of persons is deemed to have ‘‘beneficial ownership’’ of any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days are deemed to be outstanding and beneficially owned by such person or persons but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Due to this method of computation and the fact that the number of shares of common stock issuable upon the exercise of outstanding options, warrants and preferred stock is large relative to the number of shares of common stock currently outstanding, the sum of these percentages exceeds 100%.

(2)	Consists of 339,789 shares of Series D Preferred, which does contain any conversion rights, but has the voting equivalent of 50 shares of common stock per share of Series D for an aggregate of 37,289,987 votes.

(3)	Consists of 59,963 shares of Series D Preferred, which does contain any conversion rights, but has the voting equivalent of 50 shares of common stock per share of Series D for an aggregate of 6,614,690 votes.

(4)	Consists of 3.033,768 shares of common stock and warrants to purchase an aggregate of 8,000,000 shares of common stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2005 we had obligations for advances made by our then President and Executive Vice President on our behalf of $263,000 and $2,000, respectively. The advances are unsecured, have no specific terms, conditions or maturities. Subsequent to December 31, 2005, these individuals resigned their positions. In addition, Jeremy Dallow, a shareholder who became our President in 2006 is due $78,000 including accrued interest.

We entered into a consulting agreement with an entity controlled by Jeremy Dallow for certain general business and boxing promotion related consulting services which commenced on January 1, 2003 and continues through April 30, 2008. As compensation we issued 700,000 shares of its common stock valued at $560,000 which was recorded as deferred compensation in 2003. Amortization expense related to this agreement of $112,000 was charged to operations in each of 2005 and 2004. The entity also advanced $550,000 for payments during 2005 to trade and other vendors all of which was repaid prior to December 31, 2005. The entity was also compensated $270,000 in 2005 for assistance in connection with certain financing transactions,

In February 2004, we and Cedric Kushner, who was then our President, agreed to convert our outstanding debt to him into equity. Pursuant to the agreement, the aggregate amount outstanding of $1.6 million relating to various personal loans made by Kushner to us was converted into 65,156 shares of Series B preferred stock which was subsequently converted into 3,257,800 shares of common stock. Accordingly, we recognized financing costs of approximately $1.8 million based upon the fair value of the common stock at the time of the agreement.

In April 2006, we entered into three agreements with Cedric Kushner, our former President, which provide, among other matters, the following:

•	Repayment terms for our indebtedness owed to Kushner of $263,000 were modified to provide for interest at 5%, quarterly payments of $10,000, plus amounts equivalent to a pro rata portion of amounts paid to certain other of our creditors, plus 50% of net revenue up to $100,000 from a promotional agreement, with the unpaid balance due December 31, 2008;

•	We guaranteed Kushner for any liability resulting from his service as a director or officer, subject to the limitations of the Delaware corporate statute, and for any of our obligations that he guaranteed personally;

•	We subleased our current headquarters to an entity owned by Kushner, at the same rent payable by us to the landlord.

•	We transferred our rights to our library of boxing videos to Kushner for $250,000; and

•	Kushner will consult with us with respect to the promotion of David Tua, a boxer, in exchange for 50% of the net proceeds earned from the Tua exclusive promotion agreement, after first repaying $400,000 owed to investors.

Also in April 2006, we sold 2,937,500 shares of common stock for $376,000 to an entity which also purchased a substantial portion of Kushner’s shares of our common stock and 1,171,875 shares for

$150,000 pursuant to a private placement. Our new President also purchased all of Kushner’s Series D preferred shares after our Board of Directors removed the liquidation preference contained in the original designation.

ITEM 13.	EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo.(2)
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2.3*	Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2.4*	Certificate of Ownership and Merger of Cedric Kushner Promotions, Inc.(18)
3.1*	Articles of Incorporation of the Registrant(1)
3.2*	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004.(4)
3.3*	By-laws of Registrant(1)
3.4*	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004.(6)
3.5*	Amendment to the By-Laws of Cedric Kushner Promotions, Inc.(9)
3.6*	Amendments to the Certificate of Incorporation of Cedric Kushner Promotions, Inc.(9)
4.1*	Specimen common stock Certificate(1)
10.1*	1996 Incentive and Non-qualified Stock Option Plan(1)
10.2*	Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan(1)
10.3*	Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan(1)
10.4*	1998 Incentive and Non-qualified Stock Option Plan(1)
10.5*	Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.6*	Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.7*	Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.8*	Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc.(2)

Exhibit Number	Description
10.9*	Payment Agreement, effective August 1, 2001, between the Company and Summit Trading Limited.(2)
10.10*	Form of Promissory Note, executed January 30, 2003, between the Company and a lender.(3)
10.11*	Form of Promissory Note, executed March 24, 2003, between the Company and a lender.(3)
10.12*	Form of Promissory Note, executed March 27, 2003, between the Company and a lender.(3)
10.13*	Supplement to the Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement.(3)
10.14*	Consulting Agreement, effective January 1, 2004, between the Company and Bulldog Management, LLC.(3)
10.15*	Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr.(3)(7)
10.16*	Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield.(3)
10.17*	Consulting Agreement, effective June 1, 2004, between the Company and Roy Roberts.(4)(7)
10.18*	Form of Note and Warrant Purchase Agreement, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
10.19*	Form of Convertible Promissory Note, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
10.20*	2002 Incentive and Non-qualified Stock Option Plan(5)
10.21*	Consulting Agreement, effective January 10, 2005, between the Company and Philabelle Consulting, LLC.(7)
10.22*	Amendment to Consulting Agreement, dated October 31, 2004, between the Company and Roy Roberts.(7)
10.23*	Amendment to Consulting Agreement, dated October 31, 2004, between the Company and Roy Roberts.(7)
10.24*	Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc.(8)
10.25*	Conversion Agreement, dated February 15, 2005, between the Company and a NoteHolder(9)
10.26*	Debt Settlement Agreement, dated January 23, 2005, between the Company and Yeend & Castaneda, LLP.(9)
10.27*	Form of Conversion Agreement dated as of June 15, 2005. (10)
10.28*	Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto. (11)
10.29*	Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., Cedric Kushner Promotions, Inc. and Cornell Capital Partners, L.P. (11)

Exhibit Number	Description
10.30*	Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P. (11)
10.31*	Pledge and Escrow Agreement dated as of June 28, 2005 by and between Cedric Kushner Promotions, Inc., Cornell Capital Partners, L.P. and David Gonzalez, Esq. (11)
10.32*	Operating Agreement of Identity Films & Company, LLC dated as of June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC. (12)
10.33*	Amendment No. 1 to the Guaranty and Pledge Agreement dated as of June 30, 2005 by and between Cedric Kushner Promotions, Inc. and the investors named on the signature page thereto. (13)
10.34*	Contribution and Indemnification Agreement dated as of June 30, 2005 by and between Cedric Kushner Promotions, Inc. and World Wide South Beach, LLC. (13)
10.35*	Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement dated as of June 30, 2005 by and between Cedric Kushner Promotions, Inc. and the investors named on the signature page thereto. (13)
10.36*	Letter from Former Accountant dated as of September 22, 2005. (14)
10.37*	Consulting Agreement dated September 24, 2005 by and between Ckrush Sports, Inc. and Dino Duva. (15)
10.38*	License Agreement dated November 1, 2005 by and between Big Content, Inc. and English Distribution, LLC. (16)
10.39*	Termination of Loan and Related Agreements dated as of November 1, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc. (16)
10.40*	Termination of Guarantee dated November 1, 2005 by and between Livingston Investments, LLC, Cedric Kushner Promotions, Inc. and James DiLorenzo. (16)
10.44*	Executive Employment Agreement dated February 13, 2006 with Jan Chason.
10.45*	Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
14.1*	Code of Ethics.
21	Ckrush, Inc. subsidiaries
31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Final Judgment dated November 30, 2005 as to Defendant Cedric Kushner. (17)
99.2	Final Judgment dated December 1, 2005 as to Defendant Cedric Kushner Promotions, Inc. (17)

*	Previously filed.

(1)	Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on Form July 7, 1998

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form May 15, 2002

(3)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form June 25, 2004

(4)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form August 13, 2004

(5)	Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on Form November 12, 2004

(6)	Incorporated by reference to our Current Report on Form 10-QSB/A filed with the Securities and Exchange Commission on Form November 18, 2004

(7)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on Form January 18, 2005

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form February 15, 2005

(9)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form May 13, 2005.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form June 21, 2005.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 5, 2005.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 8, 2005.

(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 14, 2005.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form September 22, 2005.

(15)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form October 6, 2005.

(16)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form November 21, 2005.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form December 5, 2005.

(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form December 23, 2005.

(19)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form February 17, 2006.

(20)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form February 24, 2006.

(21)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form March 14, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

AUDIT FEES

The aggregate fees billed in 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each of the fiscal years ended December 31, 2005 and 2004 were:

$45,000 billed by Rosenberg, Rich, Baker & Berman, P.C. for the audit of our annual financial statements for 2005 and the review of our interim quarterly financial statements for the periods ended June 30 and September 30, 2005

$130,000 billed by Wolinetz, Lafazan & Company, P.C. for the audit of our annual financial statements for 2004 and the review of.our interm quarterly financial statements for the period ended March 31, 2005.

AUDIT-RELATED FEES

The Company did not incur any fees for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under ‘‘Audit Fees’’ for fiscal years 2005 and 2004.

TAX FEES

Our principal accountants did not render any services for tax compliance, tax advice, and tax planning work for the fiscal years ended December 31, 2005 and December 31, 2004.

ALL OTHER FEES

Our principal accountants did not render any other services for the fiscal years ended December 31, 2005 and December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKRUSH, INC. & SUBSIDIARIES

Date: April 12, 2006	/s/ Roy Roberts
Roy Roberts
Chief Executive Officer (Principal Executive Officer)
Date: April 12, 2006	/s/ Jan E. Chason
Jan E. Chason
Executive Vice President and CFO (Principal Financial and Accounting Officer)
Date: April 12, 2006	/s/ Jeremy Dallow
Jeremy Dallow
President and Director
Date: April 12, 2006	/s/ Richard Ascher
Richard Ascher
Director
Date: April 12, 2006	/s/ Philip Glassman
Philip Glassman
Director
Date: April 12, 2006	/s/ Jerry Gilbert
Jerry Gilbert
Director
Date: April 12, 2006	/s/ Jonathan Schwartz
Jonathan Schwartz
Director