Form 10QSB
period 2006-03-31
CKRUSH, INC.
filed 2006-05-12
CIK 1064539

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number 0-25563

CKRUSH, INC.

(Name of small business issuer in its charter)

Delaware	65-0648808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

336 West 37th Street
New York, NY 10018

(Address & Zip code of principal executive offices)

(212) 564-1111

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

As of May 11, 2005, there were 78,458,307 outstanding shares of common stock, par value $0.01 per share.

CKRUSH, INC. AND SUBSIDIARIES

INDEX
TO
FORM 10-QSB

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash	$68,898	$57,533
Accounts receivable	10,313	15,431
Prepaid expenses and other assets	103,340	143,955
Film costs	4,332,002	3,998,746
Assets held for sale to former president	213,559	213,559
Property and equipment – net	18,477	18,962
Cash – restricted	93,060	150,000
Total Assets	$4,839,649	$4,598,186
Liabilities and Stockholders' Deficiency
Accounts payable and accrued expenses	$5,150,549	$4,900,440
Accrued litigation and judgments payable	2,135,226	2,135,103
Notes and loans payable, including accrued interest	3,177,451	2,671,231
Deferred settlement with related party	1,478,845	1,478,845
Due to related parties	585,518	606,939
Participation payables	400,000	400,000
Total Liabilities	12,927,589	12,192,558
Minority Interest	4,911,058	4,708,130
Commitments, Contingencies and Other Matters
Stockholders' Deficiency
Series D, $.01 par value, authorized 399,752 shares, 399,752 shares issued and outstanding (liquidation preference of $2,430,000)	3,998	3,998
Series E, $.01 par value, authorized 14,000 shares, 1,358 and 1,388 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively (liquidation preference of $489,000 and $500,000 at March 31, 2006 and December 31, 2005, respectively)	14	14
Common stock, $.01 par value, authorized 100,000,000 shares 71,452,702, 70,994,163 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	714,527	709,942
Additional paid-in capital	41,846,637	40,872,945
Accumulated deficit	(50,240,508)	(48,363,005)
Deferred compensation	(5,238,667)	(5,441,396)
Treasury stock, at cost – 104,784 shares of common stock	(85,000)	(85,000)
Total Stockholders' Deficiency	(12,998,999)	(12,302,502)
Total Liabilities and Stockholders' Deficiency	$4,839,649	$4,598,186

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended
	March 31
	2006	2005
	(unaudited)
Net revenues	$60,220	$78,516
Operating costs and expenses
Cost of revenues	68,746	99,589
Selling, general and administrative (including noncash stock related charges of $866,000 (2006) and $577,000 (2005))	1,635,077	1,363,562
Depreciation and amortization	17,288	121,458
Impairment charge	47,000
Gain on sale of exclusive promotion agreement	(18,852)
Loss from operations	(1,689,039)	(1,506,093)
Other income (expenses)
Interest expense	(173,759)	(117,307)
Interest expense – related parties		(54,551)
Financing costs paid in common stock and warrants	(33,000)	(43,750)
Minority interest	18,295
Net loss	$(1,877,503)	$(1,721,701)
Net loss per common share (basic and diluted)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding (basic and diluted)	71,519,515	57,312,043

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock				Common Stock
	Series D		Convertible Series E				Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Total Stockholders' Deficiency
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2005	399,752	$3,998	1,388	$14	70,994,163	$709,942	$40,872,945	$(48,363,005)	$(5,441,396)	(104,784)	$(85,000)	$(12,302,502)
Issuance of common stock in connection with
conversion of Series E Preferred Stock			(30)		30,000	300	(300)
conversion of notes and loans payable					428,539	4,285	124,003					128,288
Issuance of employee stock options							720,000		(720,000)
Amortization of deferred compensation									865,500			865,500
Issuance of warrants in connection with debt conversion							11,500					11,500
Write-off deferred signing bonus									57,229			57,229
Beneficial conversion feature of convertible notes payable							118,489					118,489
Net loss								(1,877,503)				(1,877,503)
Balance, March 31, 2006	399,752	$3,998	1,358	$14	71,452,702	$714,527	$41,846,637	$(50,240,508)	$(5,238,667)	(104,784)	$(85,000)	$(12,998,999)

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended
	March 31
	2006	2005
Cash Flows From Operating Activities
Net loss	$(1,877,503)	$(1,721,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,288	121,458
Amortization of debt discount	36,712
Gain on sale of promotional rights	(18,852)
Minority interest	(18,295)
Compensatory element of stock and warrant issuances for selling, general and administrative expenses	865,500	576,889
Financing costs paid in stocks and warrants		43,750
(Increase) decrease in operating assets:
Accounts receivable	5,118	18,672
Film costs	(333,256)
Prepaid expenses and other assets	(38,929)	(31,777)
Restricted cash	56,940
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	236,333	226,865
Accrued litigation and judgments payable	123	(32,505)
Notes and loans payable – accrued interest	58,785
Net Cash Used In Operating Activities	(1,010,036)	(798,349)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,178)	(6,049)
Proceeds from sale of promotional agreement	140,000
Investment in movie rights		(35,599)
Net Cash Provided By (Used In) Investing Activities	138,822	(41,648)
Cash Flows From Financing Activities
Advances from stockholders and related parties – net	(21,421)	120,624
Proceeds from issuance of:
preferred stock		634,800
common stock		250,401
production interests (minority interests)	180,000
notes and loans payable – other	740,000	21,500
convertible debt		48,840
Repayment of notes and loans payable – other	(16,000)	(319,500)
Repayment of notes and loans payable – stockholders and related parties		(137,706)
Proceeds of preferred stock escrow account		41,400
Net Cash Provided From Financing Activities	882,579	660,359
Net Increase(decrease) In Cash	11,365	(179,638)
Cash – Beginning of Period	57,533	219,299
Cash – End of Period	$68,898	$39,661
Supplemental Disclosures:
Cash paid during the period for:
Interest		$58,294
Non-cash investing and financing activities:
Issuance of common stock and warrants for
upon conversion of notes and loans payable	$128,288	$75,000
conversion Series E preferred stock	300
financing costs	33,000
deferred compensation		7,410,000
accrued expenses		334,050
Increase in minority interest and issuance of warrants and new note payable upon conversion of notes payable	146,500

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Description of Business

Ckrush, Inc. and subsidiaries the (‘‘Company’’) is an independent producer of innovative entertainment and sports programming for global distribution to all media platforms. We recently produced the feature film comedies ‘‘Beer League,’’ set to be released in 2006, and ‘‘TV the Movie’’. We also co-produced National Lampoon's ‘‘Pledge This’’ also anticipated to be released in the later part of 2006. In addition, we produce programming for pay-per-view, video-on-demand and other video channels, as well as, retail and direct response. Further, we are promoters of professional boxers, boxing events and other sports ventures.

Note 2.    Basis of Presentation

The Company has incurred net losses of $1.9 million during the three months ended March 31, 2006 and $7.7 million and $12.4 million during the year ended December 31, 2005 and 2004, respectively. In addition, the Company is not in compliance with the payment terms for $2.3 million of its outstanding notes and loans payable including unpaid interest. Further, the Company had a stockholders' deficiency of $13 million at March 31, 2006. Historically, the Company has successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, the Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of the notes and loans payable in default. However, if the Company is unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern and the accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals,

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — continued
(Unaudited)

necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 2005 filed on Form 10-KSB on April 12, 2006.

Note 3.    Summary of Significant Accounting Policies

Revenue Recognition

Sports entertainment revenue, principally promotional fight revenue, is comprised of box office ticket sales, site fee income, sponsorships and endorsements. Fight revenue is recognized in full on the date of the event.

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — continued
(Unaudited)

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities are primarily attributable to net operating loss carry-forwards. Since the Company has a history of losses, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effect of potentially diluted securities (options – 3,299,000 (2006) and 299,000 (2005) and warrants – 29,700,540 (2006) and 30,051,373 (2005)) are anti-dilutive.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (‘‘SFAS 123(R)’’), ‘‘Share-Based Payment,’’ which revised Statement of Financial Accounting Standards 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation.’’ Refer to Note 4 to the unaudited condensed consolidated financial statements for further information. There were no other accounting policies adopted during the first quarter of fiscal 2006 that had a material effect on the Company’s financial condition and results of operations.

Note 4.    Stock-Based Compensation

Effective January 1, 2006, the Company adopted ‘‘SFAS 123(R)’’, which requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — continued
(Unaudited)

compensation expense over the requisite service period based on their relative fair values. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123.

The Company has elected to use the Modified Prospective Application (‘‘MPA’’) method for implementing SFAS 123(R). Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption. In February 2006, options were awarded to a new officer of the Company (see Note 14). As a result of this award and the implementation of SFAS 123(R) the Company recorded compensation expense of $195,000 for 2006 quarter. The fair value of the options at the date of grant was calculated using the Black-Scholes fair value based method using the following assumptions (expected life – 10 years; interest rate − 4.58%; annual rate of dividends – 0%; and volatility – 123%). As of January 1, 2005, all outstanding employee options were vested therefore there would have been no impact on compensation cost for the Company's stock option during the 2005 period utilizing the fair value method set forth in SFAS 123 (R).

Options outstanding and exercisable by price range as of March 31, 2006 were as follows:

Range of	Number of Outstanding and Exercisable Options	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price
$0.10 – .20	3,000,000	9.9	$0.18
$0.23 – 1.41	137,500	3.3	0.70
$1.43	161,500	1.7	$1.35
	3,299,000	9.1	$0.21

Note 5.    Film Costs and Minority Interests

Film costs consist of:

In progress	$4,150,882
In development	127,975
Product inventory	53,145
$4,332,002

On June 27, 2005, the Company entered into a joint venture operating agreement for the purpose of arranging, developing and producing film, television, music, publishing and related properties to be acquired by the joint venture including certain properties contributed by the other joint venture partner. The Company is to make capital contributions of $748,000 over a 2 year period, of which the Company contributed $282,000 through March 31, 2006 for which the Company obtained a 51% voting interest. The Company may elect to renew the operating agreement beyond its initial term of 2 years for 5 consecutive 1-year renewal periods by making additional annual contributions increasing by 5% each year. Net income is allocated as follows: (i) 85% to the Company until the Company aggregate capital contributions plus 20% has been recouped (‘‘minimum preferred return’’); (ii) 60% to the Company until the Company’s has received its minimum preferred return plus $500,000 (the ‘‘maximum preferred return’’); and (iii) 50% to the Company after it receives the maximum preferred return. In addition, the Company has the right of first refusal to provide or to arrange for financing for each project or property pursued or developed by the joint venture.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — continued
(Unaudited)

During 2005, the Company through a private placement offering pursuant to which two of the Company’s subsidiaries sold and issued an aggregate of approximately 84 units of revenue participation rights (‘‘RPRs’’) in film projects for an aggregate purchase price of approximately $4.7 million representing a minority ownership interests in the subsidiaries. The Company sold an additional 4.27 RPR units for $180,000 during the three months ended March 31, 2006. To the extent of available cash flow from the Company’s subsidiaries, the RPRs entitle the investors to a return of 100% of their respective purchase price plus a 20% preferred return. If the $2.8 million Funding Amount is not raised for each motion picture; the aggregate share of the residual cash flow to the investors shall be reduced on a proportionate basis. In addition, the Company guaranteed the repayment of one investor’s investment of $3 million in the RPR’s. The investor has the right to enforce the guaranty at any time commencing in June 2007, or earlier under certain circumstances. The Company also granted the investor a security interest in the Company’s rights and interests in the related film projects and to escrow a maximum of 9,000,000 shares of its common stock as further security for repayment of the obligation.

Note 6.    Notes and Loans Payable

Notes and loan payable includes accrued interest (at rates ranging from none to 23%) of $416,000. During the period from January 1 through March 31, 2006, the Company borrowed $740,000 under short-term arrangements with various individuals. In connection with the issuance of the notes, the Company paid fees of $74,000 which was included in "interest expense" in the condensed consolidated statements of operations for the three months ended March 31, 2006. Also in connection with the issuance of these notes and warrants, the Company recorded inputed discount of $118,000 which represents the fair value of the beneficial conversion feature of the below market conversion rate using the Black-Scholes pricing model. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force ("EITF") 00-27: Application of EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible instruments. In accordance with EITF 002-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Included in "interest expense" is $37,000 for amortization of the discount for the three months ended March 31, 2006.

During the quarter ended March 31, 2006, the holders of $128,000 of notes payable, including accrued interest, allowed the Company to convert the indebtedness into 428,539 shares of common stock. In addition a note holder with principal and interest past due of $156,000 exchanged the obligation for one RPR unit in the Company’s film projects, a warrant to purchase 50,000 shares of common stock at $0.10 per share, a new $80,000 note payable and $16,000 in cash.

The Company is not in compliance with the payment terms for $2.3 million of the notes and loans payable including unpaid interest.

Note 7.    Deferred Settlement with Related Party

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — continued
(Unaudited)

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

As a result of this transaction the Company will have a gain of $1.5 million which was has been deferred until the Company complies with its obligation to make the required final payment of $257,000, included in ‘‘Due to related parties’’ in the accompanying unaudited condensed consolidated balance sheet. The full payment was made in April 2006, and, accordingly, the Company will record the aforementioned gain in its second quarter financial statements.

Note 8.    Related Party Transactions

Due to related parties at March 31, 2006 includes Company obligations for advances made by its then President and Executive Vice President on the Company’s behalf of $266,000 and $2,000, respectively. The advances are unsecured, have no specific terms, conditions or maturities. In February 2006, these individuals resigned their positions with the Company. In addition, the Company’s President is due $57,000 including accrued interest. Subsequent to March 31, 2006, the Company's President loaned the Company an additional $50,000, payable on demand with interest at 9% per annum.

The Company entered into a consulting agreement with an entity controlled by the shareholder mentioned above for certain general business and boxing promotion related consulting services which commenced on January 1, 2003 and continues through April 30, 2008. As compensation the Company issued 700,000 shares of its common stock valued at $560,000 which was recorded as deferred compensation in 2003. Amortization expense related to this agreement of $28,000 was charged to operations in each of the three month periods ended March 31, 2006 and 2005. The entity also advanced $73,000 and $302,000 for payments to the Company’s trade and other vendors during the three months ended March 31, 2006 and 2005, respectively, all of which was repaid during each period. The entity was also compensated $64,000 and $108,000 for assistance in connection with certain financing transactions during the three months ended March 31, 2006 and 2005, respectively.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — continued
(Unaudited)

Note 9.    Stockholders' Deficiency

Series E Convertible Preferred Stock

In 2006, the holders of 30 shares of the Series E preferred stock converted their preferred shares into 30,000 shares of common stock.

Common Stock

In January 2006, the Company issued 428,539 shares of common stock in connection with the conversion of outstanding notes and accrued interest aggregating approximately $130,000.

Warrants

A summary of warrant activity for the three months ended March 31, 2006 and 2005 is as follows:

	2006		2005
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance – beginning of period	30,051,373	$.26	9,823,113	$.61
Issued	50,000	.10	12,245,000	.10
Expired	(400,834)	.33	(128,408)	5.00
Balance – end of period	29,700,540	$.30	21,939,705	$.30

Stock Options

Stock option share activity and weighted average exercise price under these plans for the quarter ended March 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2006	299,000	$1.09
Granted in 2006	3,000,000	.18
Balance, March 1, 2006	3,299,000	$.21

Note 10.    Deferred Compensation

Deferred compensation expense consists of amortization of prepaid consulting fees of $671,000 (2006) and $577,000 (2005), compensation expense under FASB 123 (R) of $195,000 (2006) and prepaid signing bonuses (included in other assets) to boxers of $37,000 (2005).

Note 11.    Income Taxes

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

At March 31, 2006, the Company had a deferred tax asset of approximately $14 million representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — continued
(Unaudited)

because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance.

Note 12.    Segment Data

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

Segmented information by business is as follows:

	Three Months Ended March 31,
	2006			2005
	Consolidated	Sports	Media	Consolidated	Sports	Media
Net revenues	$60,220		$60,220	$78,516	$77,199	$1,317
Operating costs rents and expenses
Cost of revenues	68,746		68,746	99,589	74,746	24,843
Depreciation and amortization	17,288	$15,625	1,663	121,458	61,998	59,460
Impairment charges	47,000		47,000
	$133,034	$15,625	$117,409	$221,047	$136,744	$84,303
Segment profit/(loss)	(72,814)	$(15,625)	$(57,189)	$(142,531)	$(59,545)	$(82,986)
Less: Corporate selling, general and administrative	1,635,077			1,363,562
Depreciation and amortization
Interest expense	173,759			171,858
Financing costs paid in stocks and warrants	33,000			43,750
Other	(37,147)
Net loss	$1,877,503			$(1,721,701)

Note 13.    Other Matters

In February 2006, the Company assigned its exclusive promotional agreement with a boxer for $140,000. As a result of this transaction the Company recorded a gain of approximately $19,000. In addition, if the boxer wins a major bout during the term of the agreement, the Company is entitled to an additional payment of $250,000.

On February 13, 2006, the Company entered into an employment agreement with its Executive Vice President – Chief Financial Officer. The agreement provides for a three-year term with automatic renewals, subject to either party's right not to renew. The Company will pay a base salary of $175,000

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — continued
(Unaudited)

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

On June 30, 2004, the Company and other parties entered into an agreement to form and become members of Pledge This Holdings, LLC (‘‘PTH’’). PTH was formed to finance, produce and distribute a feature-length motion picture.   In order to induce a group of investors to invest in and make other accommodations to PTH, as well as, in partial consideration of its then 22.5% membership interest in PTH, the Company entered into an agreement to guarantee the repayment of the investors’ investment of $1 million if not recouped on or before June 30, 2005 and to pay interest on the investment at the rate of 12%. As further consideration, the Company issued 1,000,000 shares of its common stock, fair valued at $510,000. In connection with PTH obtaining additional financing, in 2005, the Company’s membership interest was reduced to 10% and another investor agreed to participate in the guarantee of the aforementioned $1 million investment to a maximum of 80%. As of March 31, 2006, the investors have not been repaid and are entitled to take the following action until such time as they have been repaid: (i) take control of the film property of PHL; and (ii) seize the Company's interest in PHL.  If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected. The Company and the investors are negotiating an extension until October 31, 2006.

Mr. DiLorenzo, a consultant to the Company and former officer, originally had a 7% membership interest in PTH which was relinquished in connection with obtaining of additional financing for PTH. Also, an affiliate of Livingston Investments, LLC, a related party of the Company, has a 6% membership interest in PTH.

The Company leases approximately 1,860 square feet for its headquarter facilities at 1414 Avenue of the Americas, Suite 406, New York, New York 10019. Minimum annual lease payments are approximately $77,000 for 2006 and $79,000 for 2007. The lease expires January 31, 2008. Rent expense was $19,000 (2006) and $15,000 (2005). In April 2006 the Company entered into a new lease for its headquarters (see Note 16).

Note 14.    Litigation

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

The United States District Court entered final judgments confirming the settlement of this matter with Cedric Kushner individually on November 30, 2005 and with the Company on December 2, 2005, and,

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — continued
(Unaudited)

subsequently dismissed the claims against Mr. Angel on his motion for summary judgment and dismissed the action as to him in its entirety.

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

First Equity

In June 2005, First Equity Capital Corporation filed an action against us in state court in Florida, alleging that the Company breached an unsigned agreement pursuant to which the Company allegedly hired First Equity to provide certain services. First Equity alleges that the Company is obligated to pay First Equity $1.5 million and to issue First Equity up to 4,000,000 registered shares of our common stock. The Company has filed an answer denying any liability to First Equity and raising numerous affirmative defenses. The Company is in the process of taking discovery in this matter and intends to vigorously defend.

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

In April 2005, Layfield commenced a second arbitration against CKP, Ltd. alleging breach of the note and the previous settlement agreement, seeking to recover $172,000 plus attorneys' fees and costs. The Company answered, seeking a declaration that the Company had no further obligation to Layfield due to APB’s breaches of the 2003 Agreement. The Company also filed a counterclaim and third-party complaint against Layfield and APB seeking to recover amounts previously paid to Layfield and APB. In April 2006, the Company paid $31,000 to Layfield to reduce the outstanding principal. The matter is currently pending with arbitration scheduled for September 2006.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — continued
(Unaudited)

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

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa, commenced an action in the Supreme Court of the State of New York against the Company and Mr. Kushner, alleging that the Company breached an agreement to share certain profits related to certain boxers. In February 2003, the Company agreed to pay $570,000. The Company has not made any payments pursuant to the settlement agreement.

Zomba Recording Corporation

In July 2002, the Company and Mr. Kushner agreed to a stipulation for judgment against Mr. Kushner by Zomba Recording Corporation related to amounts owed Zomba under a note in the amount of $763,000 In August, 2002, Mr. Kushner granted a security interest in property owned by him as collateral for the payment. As of March 31, 2006, the unpaid balance owed to Zomba was $318,000.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company obtained a judgment in the amount of $95,000 against Mr. Kushner and us in connection with our default on an outstanding note. In May 2004, the Company settled by agreeing to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at March 31, 2006 amounted to $76,000. The Company is not in compliance with the terms set forth in the forbearance agreement.

National Sports Partners

In May 2003, National Sports Partners, the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, the Company reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. As of March 31, 2006 the Company had only paid $65,000.

Other

In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of March 31, 2006, the Company had accrued $2.1 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition and operating results.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — continued
(Unaudited)

Note 15.    Subsequent Events

In April 2006, the Company entered into 3 agreements with Cedric Kushner, the Company’s former President which provides, among other matters, the following:

•	Repayment terms for the Company’s indebtedness owed to Kushner of $263,000 were modified to provide for interest at 5%, quarterly payments of $10,000, plus amounts equivalent to a pro rata portion of amounts paid to certain other Company’s creditors, plus 50% of net revenue up to $100,000 from a promotional agreement, with the unpaid balance due December 31, 2008;

•	The Company guaranteed Kushner for any liability resulting from his service as a director or officer, subject to the limitations of the Delaware corporate statute, and for any Company obligations that he guaranteed personally;.

•	The Company subleased its headquarters to a entity owned by Kushner, at the same rent payable by Company to the landlord.

•	The Company transferred its rights to its library of boxing videos to Kushner for $250,000; and

•	Kushner will consult with Ckrush with respect to the promotion of David Tua, a boxer, in exchange for 50% of the net proceeds earned from the Tua exclusive promotion agreement, after first repaying $400,000 owed to investors.

The assets which are subject to this agreement, principally furniture and fixtures and the library rights, were classified as ‘‘Assets held for Sale’’ in the consolidated financial statements. The Company does not expect to record a significant gain after the inclusion of applicable transaction costs, principally legal. The Company utilized $257,000 of the proceeds of this transaction to pay the amount due in connection with the deferred settlement with a related party (see Note 7).

Also in April 2006, the Company sold 2,937,500 shares of common stock for $376,000 to an entity which also purchased a substantial portion of Kushner’s shares of the Company’s common stock and 1,171,875 shares for $150,000 pursuant to a private placement. The Company’s new President also purchased all of Kushner’s shares of Series D preferred (339,788.66 shares) after the Company’s Board of Directors removed the liquidation preference contained in the original designation.

During April and May 2006, the Company sold 643,740 shares of common stock at $.16 per share.

On April 24, 2006, the Company engaged Trilogy Capital Partners, Inc. to provide marketing and financial public relation services. The initial term of the agreement is 12 months for a monthly fee of $12,500. Thereafter, the agreement may be terminated upon 30 days prior written notice. In addition, Trilogy was issued warrants to purchase 5 million (5,000,000) shares of common stock at an exercise price of $.15 per share. The warrants are immediately exercisable and expire on April 24, 2009. The Company also agreed to file a registration statement with the Securities and Exchange Commission on or before June 8, 2006 to register the shares of common stock underlying the warrants for resale.

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

At March 31, 2006, we provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain. Utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

The following represents a comparison of segment operating results for the three months ended March 31, 2006 and 2005.

	2006	%	2005	%
Net revenues
Sports			$77,199	87.2%
Media	$60,220	100.0%	1,317	12.8%
	60,220	100.0%	78,516	100.0%
Cost of revenues and other costs
Sports	15,625	11.9%	136,744	174.2%
Media	117,409	143.6%	84,303	107.4%
	133,034	155.5%	221.047	281.5%
Segment profit/(loss)
Sports	(15,625)	(11.9)%	(55,545)	(75.8)%
Media	(57,189)	(43.6)%	(82,986)	(105.7)%
	$(72,814)	(55.5)%	$(142,531)	(181.5)%

Net revenues decreased by $19,000, or 23.3%, to $60,000 for the three months ended March 31, 2006 from $79,000 in the prior year period. The 2006 net revenues were derived totally from the media segment and reflects the reduction of our involvement in the promotion of boxing.

Cost of revenues which relate to the production costs for filmed products and boxing events decreased by $31,000, or 31.3%, to $69,000 for the quarter ended March 31, 2006, compared to $100,000 incurred in period year period. Other segment allocated costs are depreciation and amortization and impairment charges aggregating $64,000 in 2006 and $122,000 in 2005.

Our segment operating loss decreased $70,000 to $73,000 in the 2006 quarter from a loss of $143,000 for the prior year period. The improvement in operating results in 2006 was principally reflective of the increase in net revenues.

Selling, general and administrative expenses increased by 19.9% or $272,000, to $1.6 million for the quarter ended March 31, 2006, from $1.4 million in the prior year period. The increase is principally attributable to the noncash stock related charge which increased in the 2006 period as a result of the implementation of FASB 123 (R) and as a result of the use of stocks and warrants as compensation for services rendered under various consulting and employment agreements.

Financing costs including interest discount amortization and fees and charges for fair market valuations of our securities issued in lieu of cash payments for financing activities and were comparable for each period.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements. Additionally, we review our relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity. If the determination is made that we are the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. (‘‘FIN’’) 46, ‘‘Consolidation of Variable Interest Entities’’. Investments in which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

We incurred net losses of $1.9 million during the three months ended March 31, 2006 and $7.7 million and $12.4 million during the year ended December 31, 2005 and 2004, respectively. In addition, we are not in compliance with the payment terms for $2.3 million of our outstanding notes and loans payable including unpaid interest. Further, we had a stockholders' deficiency of $13 million at March 31, 2006. Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of the notes and loans payable in default. However, if we are unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

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

We are of the opinion, based upon advise of counsel, that we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims described in Part II Item 1 – Legal Proceedings. As of March 31, 2006, we had accrued approximately $2.1 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Cash Flows

At March 31, 2006, our cash position reflected a balance of $69,000, exclusive of a restricted deposit required by our consent decree with the SEC to cover the cost of a special consultant as compared to to the $219,000 balance in the prior year.

Operating Cash Flows.    Our principal operating source of cash during the 2006 quarter was net revenues from media sales.  Our principal operating uses of cash related to production costs for films. For the three months ended March 31, 2006, we used cash of $1.0 million in operating activities principally to fund the loss of $1.9 million, excluding non cash items of $867,000, the acquisition of film costs of $333,000 and prepaid expenses and other assets of $23,000. Cash from operations was principally provided by the increase in amounts due for payables and other accruals of $295,000 and $57,000 of cash from escrow.

Investing Cash Flows.    Cash provided from investing activities for the quarter ended March 31, 2006 was principally related to proceeds from sale of promotional agreement of 140,000.

Financing Cash Flows.    Net cash generated from financing activities for the quarter ended March 31, 2006 was $883,000 which consisted of net proceeds of short-term borrowings, net of repayments of indebtedness of $724,000 and sales of production interests (minority interests) of $180,000.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (‘‘SFAS 123(R)’’), ‘‘Share-Based Payment,’’ which revised Statement of Financial Accounting Standards 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation.’’ Refer to Note 4 to the unaudited condensed consolidated financial statements for further information. There were no other accounting policies adopted during the first quarter of 2006 that had a material effect on the Company’s financial condition and results of operations.

Item 3.    CONTROLS AND PROCEDURES

As of March 31, 2006, the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15 and 15d-15. These individuals were not employed by the Company until February 2006.

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

Management has initially responded to the deficiencies in our disclosure controls by performing additional accounting, financial analysis, and managerial review procedures in order to ensure that the financial information contained in our Quarterly Report on Form 10-QSB was reliable. Detailed validation work was performed by our personnel with respect to all of our balance sheet account balances in order to verify the financial information and to substantiate the disclosures contained in our Quarterly Report on Form 10-QSB. Additional analysis was also performed on income statement amounts and compared to prior year amounts for reasonableness.

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

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

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

As previously disclosed, the United States District Court entered final judgments confirming the settlement of this matter with Cedric Kushner individually on November 30, 2005 and with us on December 2, 2005, and dismissed the claims against Mr. Angel on his motion for summary judgment, and subsequently, dismissed the action as to him in its entirety.

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

In April 2005, Layfield commenced a second arbitration against CKP, Ltd. alleging breach of the note and the previous settlement agreement, seeking to recover $171,682.27 plus attorneys' fees and costs. We answered, seeking a declaration that we had no further obligation to Layfield due to APB’s breaches of the 2003 Agreement. We also filed a counterclaim and third-party complaint against Layfield and APB seeking to recover amounts previously paid to Layfield and APB. In April 2006, the Company paid $31,000 to Layfield to reduce the outstanding principal. The matter is currently pending with arbitration scheduled for September 2006.

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

Zomba Recording Corporation

In July 2002, the Company and Mr. Kushner agreed to a stipulation for judgment against him by Zomba Recording Corporation related to amounts owed Zomba under a note in the amount of $762,876. In August, 2002, Mr. Kushner granted a security interest in property owned by him as collateral for the payment. As of March 31, 2006, the unpaid balance owed to Zomba was approximately $267,000.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company obtained a judgment in the amount of $95,145 against Mr. Kushner and us in connection with our default on an outstanding note. In May 2004, we settled by agreeing to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $1,752 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at March 31, 2006 amounted to $76,000. We are not in compliance with the terms set forth in the forbearance agreement.

National Sports Partners

In May 2003, National Sports Partners, the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, the Company reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. As of March 31, 2006 we have only paid $65,000.

Other

In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of March 31, 2006, we had accrued approximately $2.1 million with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2006, the Company sold 2,937,500 shares of common stock for $376,000 to an entity which also purchased a substantial portion of Kushner's shares of the Company's common stock and 1,171,875 shares for $150,000 pursuant to a private placement. The Company's new President also purchased all of Kushner's shares of Series D preferred (339,788.66 shares) after the Company's Board of Directors removed the liquidation preference contained in the original designation.

During April and May 2006, the company also sold 643,740 shares of commons stock at $.16 per share.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

The Company is in default of several notes and loans payable in the aggregate amount of approximately $2.3 million including accrued stock. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation of the Registrant(1)
3.2*	By-laws of Registrant(1)
3.3*	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004.(6)
3.4*	Amendment to the By-Laws of Cedric Kushner Promotions, Inc.(9)
3.5*	Amendments to the Certificate of Incorporation of Cedric Kushner Promotions, Inc.(9)
4.1*	Specimen common stock Certificate(1)
10.1*	1996 Incentive and Non-qualified Stock Option Plan(1)
10.2*	Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan(1)
10.3*	Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan(1)
10.4*	1998 Incentive and Non-qualified Stock Option Plan(1)
10.5*	Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.6*	Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.7*	Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.8*	Form of Note and Warrant Purchase Agreement, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.(2)
10.9*	Form of Promissory Note, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.(2)
10.10*	Form of Warrant to Purchase Common Stock, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.(2)
10.11*	Form of Note and Warrant Purchase Agreement, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.(2)
10.12*	Form of Convertible Promissory Note, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.(2)
10.13*	Form of Warrant to Purchase Common Stock, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.(2)
10.14*	Form of Convertible Promissory Note, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement.(3)
10.15*	Form of Warrant to Purchase Common Stock, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement.(3)
10.16*	Form of Note and Warrant Purchase Agreement, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement.(3)
10.17*	Form of Warrant to Purchase Common Stock, executed May, 28 2003 between the Company and a purchaser in a private placement(3)

Exhibit Number	Description
10.18*	Form of Note and Warrant Purchase Agreement, executed May, 28 2003 between the Company and a purchaser in a private placement.(3)
10.19*	Form of Convertible Promissory Note, executed May, 28 2003 between the Company and a purchaser in a private placement.(3)
10.20*	Form of Promissory Note, executed January 30, 2003, between the Company and a lender.(3)
10.21*	Form of Promissory Note, executed March 24, 2003, between the Company and a lender.(3)
10.22*	Form of Promissory Note, executed March 27, 2003, between the Company and a lender.(3)
10.23*	Form of Warrant to Purchase Common Stock, executed August 12, 2003 between the Company and a purchaser in a private placement(3)
10.24*	Form of Convertible Promissory Note, executed August 12, 2003 between the Company and a purchaser in a private placement(3)
10.25*	Form of Note and Warrant Purchase Agreement, executed August 12, 2003 between the Company and a purchaser in a private placement.(3)
10.26*	Form of Warrant to Purchase Common Stock between the Company and Yeend & Castaneda, dated September 5, 2003(3)
10.27*	Form of Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement.(3)
10.28*	Form of Warrant to Purchase Common Stock, executed December 2003, between the Company and various purchasers in a private placement.(3)
10.29*	Form of Convertible Promissory Note, executed December 2003, between the Company and various purchasers in a private placement.(3)
10.30*	Supplement to the Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement.(3)
10.31*	Consulting Agreement, effective January 1, 2004, between the Company and Bulldog Management, LLC.(3)
10.32*	Form of Warrant to Purchase Common Stock, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10.33*	Form of Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10.34*	Form of Convertible Promissory Note, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10.35*	Supplement, dated March 19, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10.36*	Supplement, dated March 29, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10.37*	Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr.(3)(7)
10.38*	Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield.(3)
10.39*	Consulting Agreement, effective June 1, 2004, between the Company and Roy Roberts.(4)(7)

Exhibit Number	Description
10.40*	Form of Note and Warrant Purchase Agreement, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
10.41*	Form of Convertible Promissory Note, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
10.42*	Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
10.43*	2002 Incentive and Non-qualified Stock Option Plan(5)
10.44*	Consulting Agreement, effective January 10, 2005, between the Company and Philabelle Consulting, LLC.(7)
10.45*	Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc,(8)
10.46*	Conversion Agreement, dated February 15, 2005, between the Company and a NoteHolder
10.47*	Debt Settlement Agreement, dated January 23, 2005, between the Company and Yeend & Castaneda, LLP.(9)
10.48*	Conversion Agreement dated as of June 15, 2005 between the Company and a Noteholder.(10)
10.49*	Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto.(11)
10.50*	Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., the Company and Cornell Capital Partners, L.P.(11)
10.51*	Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P.(11)
10.52*	Pledge and Escrow Agreement dated as of June 28, 2005 by and between the Company, Cornell Capital Partners, L.P. and David Gonzalez, Esq.(11)
10.53*	Operating Agreement of Identity Films & Company, LLC dated as of June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC.(12)
10.54*	Amendment No. 1 to the Guaranty and Pledge Agreement dated as of June 30, 2005 by and between the Company and the investors named on the signature page thereto.(13)
10.55*	Contribution and Indemnification Agreement dated as of June 30, 2005 by and between the Company and World Wide South Beach, LLC.(13)
10.56*	Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement dated as of June 30, 2005 by and between the Company and the investors named on the signature page thereto.(13)
10.57*	Settlement Agreement among the Company and Cedric Kushner, dated March 31, 2006 and effective April 10, 2006.(14)
10.58*	Letter of Engagement between Trilogy Capital Partners, Inc. and the Company, dated April 24, 2006.(15)
10.59*	Form of Warrant issued to Trilogy Capital Capital Partners, Inc., dated April 24, 2006.(15)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302. (filed herewith)

Exhibit Number	Description
31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302. (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (filed herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (filed herewith)

*	Previously filed.

(1)	Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on Form July 7, 1998.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form May 15, 2002.

(3)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form June 25, 2004.

(4)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form August 13, 2004.

(5)	Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on Form November 12, 2004.

(6)	Incorporated by reference to our Current Report on Form 10-QSB/A filed with the Securities and Exchange Commission on Form November 18, 2004.

(7)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on Form January 18, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form February 15, 2005.

(9)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form May 13, 2005.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form June 21, 2005.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 5, 2005.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 8, 2005.

(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 14, 2005.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form April 14, 2006.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form April 24, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKRUSH, INC. & SUBSIDIARIES
Date: May 12, 2006	/s/ Roy Roberts
Roy Roberts Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2006	/s/ Jan E. Chason
Jan E. Chason CFO and Executive Vice President (Principal Financial and Accounting Officer)