Form 10QSB
period 2006-06-30
CKRUSH, INC.
filed 2006-08-11
CIK 1064539

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 10, 2006, there were 82,374,978 outstanding shares of common stock, par value $0.01 per share.

CKRUSH, INC. AND SUBSIDIARIES

INDEX
TO
FORM 10-QSB

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash	$99,310	$57,533
Accounts receivable	11,391	15,431
Prepaid expenses and other assets	104,872	143,955
Film costs	4,656,418	3,998,746
Assets held for sale to former president	—	213,559
Property and equipment – net	104,127	18,962
Cash – restricted	61,164	150,000
Total Assets	$5,037,282	$4,598,186
Liabilities and Stockholders' Deficiency
Accounts payable and accrued expenses	$5,472,185	$4,900,440
Accrued litigation and judgments payable	2,317,667	2,135,103
Notes and loans payable, including accrued interest	2,606,807	2,671,231
Deferred settlement with related party	—	1,478,845
Due to related parties	375,203	606,939
Participation payables	400,000	400,000
Total Liabilities	11,171,862	12,192,558
Minority Interest	5,305,525	4,708,130
Commitments, Contingencies and Other Matters
Stockholders' Deficiency
Series D, $.01 par value, authorized 399,752 shares, 399,752 shares issued and outstanding (liquidation preference of $2,430,000)	3,998	3,998
Series E, $.01 par value, authorized 14,000 shares, 1,278 and 1,388 shares issued and outstanding (liquidation preference of $459,986 and $499,680)	13	14
Common stock, $.01 par value, authorized 100,000,000 shares 82,374,978 and 70,994,163 shares issued and outstanding	823,750	709,942
Additional paid-in capital	50,700,557	40,872,945
Accumulated deficit	(55,684,339)	(48,363,005)
Deferred compensation	(7,199,084)	(5,441,396)
Treasury stock, at cost – 104,784 shares of common stock	(85,000)	(85,000)
Total Stockholders' Deficiency	(11,440,105)	(12,302,502)
Total Liabilities and Stockholders' Deficiency	$5,037,282	$4,598,186

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Net revenues	$15,250	$226,691	$75,470	$305,207
Operating costs and expenses
Cost of revenues	810	107,725	69,556	207,314
Selling, general and administrative	6,580,968	1,368,867	8,216,045	2,732,429
Depreciation and amortization	1,663	115,128	18,951	236,586
Impairment charge	30,000		77,000
Settlment costs	186,417		186,417
Gain on sale of exclusive promotion agreements	(3,000)		(21,852)
Loss from operations	(6,781,608)	(1,365,029)	(8,470,647)	(2,871,122)
Other income (expenses)
Interest expense	(195,101)	(122,823)	(368,860)	(240,130)
Interest expense – related parties		(55,407)		(109,958)
Financing costs paid in common stock and warrants		(110,250)	(33,000)	(154,000)
Gain on settlement with related party	1,478,845		1,478,845
Minority interest	54,033		72,328
	1,337,777	(288,480)	1,149,313	(504,088)
Net loss	$(5,443,831)	$(1,653,509)	$(7,321,334)	$(3,375,210)
Net loss per common share (basic and diluted)	$(0.07)	$(0.03)	$(0.10)	$(0.06)
Weighted average number of common shares outstanding (basic and diluted)	78,069,134	59,257,196	74,760,918	57,988,469

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock				Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Total Stockholders' Deficiency
	Series D		Convertible Series E
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2005	399,752	$3,998	1,388	$14	70,994,163	$709,942	$40,872,945	$(48,363,005)	$(5,441,396)	(104,784)	$(85,000)	$(12,302,502)
Issuance of common stock in connection with conversion of Series E Preferred Stock			(110)	(1)	110,000	1,100	(1,099)					—
conversion of notes and loans payable					4,105,190	41,052	975,668					1,016,720
private placements – net					5,165,625	51,656	626,054					677,710
cashless exercise of stock options					2,000,000	20,000	(20,000)					—
Issuance of stock options to directors and officers							6,717,000		(2,277,000)			4,440,000
Amortization of deferred compensation									1,862,083			1,862,083
Issuance of warrants in connection with debt conversion							11,500					11,500
contract for services							1,400,000		(1,400,000)			—
Write-off deferred signing bonus									57,229			57,229
Beneficial conversion feature of convertible notes payable							118,489					118,489
Net loss								(7,321,334)				(7,321,334)
Balance, June 30, 2006	399,752	$3,998	1,278	$13	82,374,978	$823,750	$50,700,557	$(55,684,339)	$(7,199,084)	(104,784)	$(85,000)	$(11,440,105)

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30
	2006	2005
Cash Flows From Operating Activities
Net loss	$(7,321,334)	$(3,375,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,951	236,587
Amortization of debt discount	132,422
Accrued settlement costs	186,417
Gain on sale of promotional rights	(21,852)
Minority interest	(72,328)
Gain on settlement with related party	(1,478,845)
Compensatory element of stock and warrant issuances for selling, general and administrative expenses	6,302,083	1,222,389
Financing costs paid in stocks and warrants	33,000	154,000
(Increase) decrease in operating assets:
Accounts receivable	4,040	71,246
Film costs	(657,672)	(1,284,072)
Prepaid expenses and other assets	(40,461)	(54,627)
Restricted cash	88,836
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	508,992	604,493
Accrued litigation and judgments payable	(40,349)	(41,009)
Notes and loans payable – accrued interest	104,835
Net Cash Used In Operating Activities	(2,253,265)	(2,466,203)
Cash Flows From Investing Activities
Purchases of property and equipment	(88,491)	(6,849)
Proceeds from sale of promotional agreement	143,000
Proceeds from sale of assets to former president	213,559
Investment in movie rights		(14,557)
Net Cash Used In Investing Activities	268,068	(21,406)
Cash Flows From Financing Activities
Repayments to and advances from stockholders and related parties – net	(24,736)	110,536
Proceeds from issuance of:
preferred stock		634,800
common stock	677,710	250,401
production interests (minority interests)	647,000	3,654,976
notes and loans payable – other	1,010,000	551,506
notes and loans payable – related parties	50,000	99,298
convertible debt
Payment to related party – deferred settlement	(257,000)
Repayment of notes and loans payable – other	(76,000)	(404,006)
Repayment of notes and loans payable – related parties -net		(137,706)
Proceeds of preferred stock escrow account
Net Cash Provided From Financing Activities	2,026,974	4,759,805
Net Increase (Decrease) In Cash	41,777	2,272,196
Cash – Beginning of Period	57,533	219,299
Cash – End of Period	$99,310	$2,491,495
Supplemental Disclosures:
Cash paid during the period for:
Interest	$1,051	$58,499
Non-cash investing and financing activities:
Issuance of common stock for
upon conversion of notes and loans payable	1,016,720	$798,849
conversion Series E preferred stock	1,100
cashless exercise of warrants	2,000,000
financing costs
deferred compensation		7,410,000
accrued expenses		502,318
Issuance of preferred E upon release of funds from escrow		199,064
Increase in minority interest and issuance of warrants and new note payable upon conversion of notes payable	146,500

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Description of Business

Ckrush, Inc. and subsidiaries the (‘‘Company’’) is an independent producer of innovative entertainment and sports programming for global distribution through all media platforms. We recently produced the feature film comedies ‘‘Beer League,’’ set to be released in September 2006, and ‘‘TV the Movie’’. We also co-produced National Lampoon's ‘‘Pledge This’’ also anticipated to be released in the latter part of 2006. In addition, we promote and distribute televised sports events and other programming through pay-per-view, video-on-demand and other retail channels.

Note 2.    Basis of Presentation

The Company has incurred net losses of $7.3 million during the six months ended June 30, 2006 and $7.7 million and $12.4 million during the years ended December 31, 2005 and 2004, respectively. In addition, the Company is not in compliance with the payment terms for $2.0 million of its outstanding notes and loans payable including unpaid interest. Further, the Company had a stockholders' deficiency of $11.4 million at June 30, 2006. Historically, the Company has successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, the Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of the notes and loans payable in default. However, if the Company is unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

The Company is also taking actions to address liquidity in the following ways:

•	developing additional sources of debt and equity financing to satisfy our current operating requirements;

•	entering into new initiatives to develop, produce and distribute film properties as well as other sports and entertainment projects for pay-per-view, video-on-demand and other retail channels;

•	continuing to pursue the promotion of selective premium level boxing events;

•	pursuing production partnerships and joint ventures to fund projects;

•	reducing operating costs by reducing overhead; and

•	continuing to negotiate with existing creditors to convert their indebtedness into equity.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company's business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

These factors raise substantial doubt about the Company’s ability to continue as a going concern and the accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 2005 filed on Form 10-KSB on April 12, 2006.

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
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

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options — 31,849,000 (2006) and 299,000 (2005) and warrants — 31,343,986 (2006) and 21,617,374 (2005)) are anti-dilutive.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (‘‘SFAS 123(R)’’), ‘‘Share-Based Payment,’’ which revised Statement of Financial Accounting Standards 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation.’’ Refer to Note 4 to the unaudited condensed consolidated financial statements for further information. There were no other accounting policies adopted during 2006 that had a material effect on the Company’s consolidated financial condition and results of operations.

Note 4.    Stock-Based Compensation

Effective January 1, 2006, the Company adopted ‘‘SFAS 123(R)’’, which requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
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

The Company has elected to use the Modified Prospective Application (‘‘MPA’’) method for implementing SFAS 123(R). Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption. In February and in June 2006, options were awarded to officers and members of the Board of Directors of the Company (see Note 13). As a result of these awards and the implementation of SFAS 123(R) the Company recorded compensation expense of $3.6 million and $3.8 million for the three and six months ended June 30, 2006, respectively, which includes $3.2 million for options granted with immediate vesting provisions. The fair value of the options at the dates of grant were calculated using the Black-Scholes fair value based method using the following assumptions (expected life – 3 years; interest rate − 4.58% to 5.07%; annual rate of dividends – 0%; and volatility – 67% and 123%). As of January 1, 2005, all outstanding employee options were vested therefore there would have been no impact on compensation cost for the Company's stock option during the 2005 period utilizing the fair value method set forth in SFAS 123 (R). (Update)

Options outstanding and exercisable by price range as of June 30, 2006 were as follows:

	Outstanding Options			Exercisable Options
Range of	Number	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.10	19,800,000	10.0	$0.10	19,800,000	$.10
$0.20 – 0.26	2,275,000	9.5	0.20	25,000	.25
$0.30 – 0.38	9,550,000	10.0	0.30	50,000	.35
$1.02 – 1.44	224,000	1.1	1.35	224,000	1.35
	31,849000	9.9	$0.17	20,099,000	$0.11

Note 5.    Film Costs and Minority Interests

Film costs consist of:

In progress	$4,484,298
In development	117,975
Product inventory	54,145
$4,656,418

On June 27, 2005, the Company entered into a joint venture operating agreement for the purpose of arranging, developing and producing film, television, music, publishing and related properties to be acquired by the joint venture including certain properties contributed by the other joint venture partner. The Company is to make capital contributions of $748,000 over a 2 year period, of which the Company contributed $279,000 through June 30, 2006. In accordance with the joint venture operating agreement, the Company obtained the right to prevail in major decisions, as defined, until the Company has received its maximum preferred return (as defined below). The Company may elect to renew the operating agreement beyond its initial term of 2 years for 5 consecutive 1-year renewal

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

periods by making additional annual contributions increasing by 5% each year. Net income is allocated as follows: (i) 85% to the Company until the Company aggregate capital contributions plus 20% has been recouped (‘‘minimum preferred return’’); (ii) 60% to the Company until the Company’s has received its minimum preferred return plus $500,000 (the ‘‘maximum preferred return’’); and (iii) 50% to the Company after it receives the maximum preferred return. In addition, the Company has the right of first refusal to provide or to arrange for financing for each project or property pursued or developed by the joint venture.

During 2005, through a private placement offering two of the Company’s subsidiaries sold and issued an aggregate of approximately 84 units of revenue participation rights (‘‘RPRs’’) in film projects for an aggregate purchase price of approximately $4.7 million representing a minority ownership interests in the subsidiaries. The Company sold an additional 13 RPR units for $ 702,000, net of placement fees, during the six months ended June 30, 2006. To the extent of available cash flow from the Company’s subsidiaries, the RPRs entitle the investors to a return of 100% of their respective purchase price plus a 20% preferred return. If the $2.8 million Funding Amount is not raised for each motion picture; the aggregate share of the residual cash flow to the investors shall be reduced on a proportionate basis. In addition, the Company guaranteed the repayment of one investor’s investment of $2.7 million in the RPR’s. The investor has the right to enforce the guaranty at any time commencing in June 2007, or earlier under certain circumstances. The Company also granted the investor a security interest in the Company’s rights and interests in the related film projects and to escrow a maximum of 9,000,000 shares of its common stock as further security for repayment of the obligation.

In August 2006, the holders of the RPR units were repaid $450,000 as a result of the receipt of an advance from the domestic distributor of one of the film projects.

Note 6.    Accrued Litigation and Judgments Payable

First Equity

In June 2005, First Equity Capital Corporation filed an action against the Company in state court in Florida, alleging that the Company breached an unsigned agreement pursuant to which the Company allegedly hired First Equity to provide certain services. First Equity alleges that the Company is obligated to pay First Equity $1.5 million and to issue First Equity up to 4,000,000 registered shares of our common stock. The Company has filed an answer denying any liability to First Equity and raising numerous affirmative defenses. The Company is in the process of taking discovery in this matter and intends to vigorously defend.

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

Shane Mosley

In November 2005, the Company entered into a second settlement agreement related to the sharing of profits with Shane Mosley, a boxer, and agreed to pay $565,000 to Mosley in installments representing 60% of the net profits from any boxing events promoted or co-promoted by the Company (retroactively to September 2005) until the outstanding sum, plus accrued interest, is paid in full. In

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

addition, the Company is entitled to a $100,000 credit against the above settlement amount, contingent upon the transfer and assignment of the Company's rights to the Mosley Video Library. Amounts unpaid by December 31, 2008 shall be immediately due and payable. Our former President personally guaranteed the Company's obligation.

National Sports Partners

In May 2003, National Sports Partners, the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, the Company reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. As of June 30, 2006 the Company had only paid $65,000.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from a subsidiary of the Company, arising from a previous settlement agreement, instituted a second arbitration proceeding against the Company seeking to recover $172,000 plus attorneys' fees and costs. The Company answered, seeking a declaration that the Company had no further obligation due to breaches of the related agreement. The Company also filed a counterclaim seeking to recover amounts previously paid related to the previous agreement. In April 2006, the Company paid $31,000 to the holder to reduce the outstanding principal. The matter is currently pending with arbitration scheduled for September 2006.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company obtained a judgment in the amount of $95,000 against the Company's former President and the Company in connection with the Company's default on an outstanding note. In May 2004, the Company settled by agreeing to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at June 30, 2006 amounted to $76,000. The Company is not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which the Company has entered into settlements in prior years for which the Company has not made the required payments.

In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of June 30, 2006, the Company had accrued $2.3 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition and operating results.

Note 7.    Notes and Loans Payable

Notes and loan payable includes accrued interest (at rates ranging from none to 23%) of $391,000. During the six months ended June 30, 2006, the Company borrowed $1,010,000 under short-term

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

arrangements with various individuals. In connection with the issuance of the notes, the Company paid fees of $136,000 which was included in ‘‘interest expense’’ in the condensed consolidated statements of operations for the six months ended June 30, 2006. Also in connection with the issuance of these notes and related warrants, the Company recorded imputed discount of $118,000 which represents the fair value of the beneficial conversion feature of the below market conversion rate using the Black-Scholes pricing model. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (‘‘EITF’’) 00-27: Application of EITF No. 98-5, ‘‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’’ to certain convertible instruments. In accordance with EITF 02-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Included in ‘‘interest expense’’ is $96,000 for amortization of the discount for the six months ended June 30, 2006.

During the six months ended June 30, 2006, the holders of $1,017,000 of notes payable, including accrued interest, allowed the Company to convert the indebtedness into 4,105,190 shares of common stock. In addition a note holder with principal and interest past due of $156,000 exchanged the obligation for one RPR unit in the Company’s film projects, a warrant to purchase 50,000 shares of common stock at $0.10 per share, a new $80,000 note payable and $16,000 in cash.

The Company is not in compliance with the payment terms for $2.0 million of the notes and loans payable including unpaid interest.

Note 8.    Settlement with Related Party

On November 1, 2005, the Company entered into an agreement with Livingston Investments, LLC (‘‘Livingston’’) and the Mackin Charitable Remainder Trust (the ‘‘Mackin Trust’’) to settle the following outstanding indebtedness of the Company payable to Livingston and the Mackin Trust:

•	A loan payable of $1,000,000, dated March 15, 2002, with all accrued and unpaid interest of approximately $355,000;

•	A note payable with an outstanding balance of $110,000, together with accrued and unpaid interest of $68,000; and

•	All sums due and/or payable in the future by the Company to Livingston ($1,562,000 based upon the present value of the obligation) pursuant to a certain ten year consulting agreement, dated as of April 30, 2002.

Pursuant to the agreement, the Company paid the following amounts and issued the following securities in settlement:

•	$400,000 in cash in installments, of which $143,000 was paid in November 2005 and the balance was paid in April 2006 in connection with the transaction described in Note 9;

•	ten (10) year warrants to purchase an aggregate of 7,500,000 shares, exercisable at $0.10 per share, 1,500,000 of which vest on an annual basis commencing in 2006; and

•	800,000 shares of common stock.

In addition, the Company granted to an affiliate of Livingston the exclusive right to license the electronic media rights to the boxing libraries owned by the Company throughout the world (excluding the United States) for a three (3) year period. Pursuant to the license, the affiliate will be entitled to a 20% commission from the license fees received and may also retain 75% of proceeds received from such license fees starting in February 2006. The assets and obligations related to this license was transferred to the Company's former President in connection with the transaction described in Note 9.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

The shares of common stock issued and the shares of common stock underlying the warrants have piggy-back registration rights, as well as on demand registration rights in the event that the holder has not been able to utilize such piggy-back registration rights by February 10, 2007. The warrants also provide that they may be exercised on a cashless basis.

In consideration, and upon satisfaction, of the foregoing, Livingston and the Mackin Trust agreed to (i) forgive the balance of the loans, (ii) release the security interest in the boxing film library, (iii) terminate the consulting agreement and to forgive all payments due and to be due there under, (iv) waive any rights that they may have to accelerate the consulting agreement, and (v) pay the Company an amount equal to the proceeds from the sale, if any, by another affiliate of Livingston of 66,658 shares of the capital stock in M.P.I. Media Partners International BV, a Netherlands company engaged in television rights management as well as sponsorship and advertising rights management.

As a result of making the final payment in April 2006, the Company recognized a gain of $1.5 million in the accompanying consolidated statement of operations for the three and six months ended June 30, 2006.

Note 9.    Transactions with former President

In April 2006, the Company entered into 3 agreements with Cedric Kushner, the Company’s former President which provides, among other matters, the following:

•	Repayment terms for the Company’s indebtedness owed to Kushner of $263,000 were modified to provide for interest at 5%, quarterly payments of $10,000, plus amounts equivalent to a pro rata portion of amounts paid to certain other Company’s creditors, plus 50% of net revenue up to $100,000 from a promotional agreement, with the unpaid balance due December 31, 2008;

•	The Company indemnified Kushner for any liability resulting from his service as a director or officer, subject to the limitations of the Delaware corporate statute, and for any Company obligations that he guaranteed personally;

•	The Company subleased its headquarters to a entity owned by Kushner, at the same rent payable by Company to the landlord;

•	The Company transferred its rights to its library of boxing videos to Kushner for $250,000; and

•	Kushner will consult with Ckrush with respect to the promotion of David Tua, a boxer, in exchange for 50% of the net proceeds earned from the Tua exclusive promotion agreement, after first repaying $400,000 owed to investors.

The assets which are subject to this agreement, principally furniture and fixtures and the library rights, were classified as ‘‘Assets held for Sale’’ in the consolidated financial statements at December 31, 2005. The Company utilized the proceeds of this transaction to pay the amount due in connection with the deferred settlement with a related party (see Note 8).

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

Note 10.    Related Party Transactions

Due to related parties at June 30, 2006 includes Company obligations for advances made by its former President (see Note 7) and Executive Vice President on the Company’s behalf of $266,000 and $2,000,

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

respectively. The advances are unsecured, have no specific terms, conditions or maturities. In February 2006, these individuals resigned their positions with the Company. In addition, the Company’s President is due $107,000 including accrued interest.

The Company entered into a consulting agreement with an entity controlled by Company’s new President for certain general business and boxing promotion related consulting services which commenced on January 1, 2003 and continues through April 30, 2008. As compensation the Company issued 700,000 shares of its common stock valued at $560,000 which was recorded as deferred compensation in 2003. Amortization expense related to this agreement of $56,000 was charged to operations in each of the six month periods ended June 30, 2006 and 2005. The entity also advanced $73,000 and $381,000 for payments to the Company’s trade and other vendors during the six months ended June 30, 2006 and 2005, respectively, all of which was repaid during each period. The entity was also compensated $64,000 and $128,000 for assistance in connection with certain financing transactions during the six months ended June 30, 2006 and 2005, respectively.

Note 11.    Stockholders' Deficiency

Series E Convertible Preferred Stock

In 2006, the holders of 110 shares of the Series E preferred stock converted their preferred shares into 110,000 shares of common stock.

Common Stock

In 2006, the Company issued 4,105,190 shares of common stock in connection with the conversion of outstanding notes and accrued interest aggregating approximately $1,017,000.

During 2006, the Company sold 5,165,625 shares of common stock, in private placements at prices ranging from $.12 to $.16 per share including the common shares sold in the transaction discussed in Note 9.

The Company has outstanding stock options, warrants, convertible securities and other contingent obligations, all of which could require the Company to issue common stock in a number which exceeds the authorized amount as of June 30, 2006. The Company intends to call a meeting of its shareholders, as soon as it is practical, to approve an increase in the number of authorize common shares.

In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company's Own Stock’’, the above mentioned lack of sufficient number of authorized shares to meet the Company's obligations to issue common shares results in a requirement to account for certain of the outstanding securities as liabilities. No reclassification was made during the three months ended June 30, 2006 as the fair value of these outstanding securities as of June 30, 2006, as well as the change in fair value during the three months then ended were not considered material to the consolidated financial statements.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

Warrants

A summary of warrant activity for the six months ended June 30, 2006 and 2005 is as follows:

	2006		2005
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance – beginning of period	30,051,373	$.26	9,823,113	$.61
Issued	5,050,000	.15	12,445,000	.10
Exercised	(2,500,000)	.10	(333,332)	.19
Expired	(1,257,388)	.34	(283,408)	5.00
Balance – end of period	31,343,985	$.30	21,651,374	$.39

Stock Options

Stock option share activity and weighted average exercise price under these plans for the six months ended June 30, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2006	299,000	$1.09
Granted in 2006	31,550,000	.17
Balance, June 30, 2006	31,849,000	$.17

On April 24, 2006, the Company engaged Trilogy Capital Partners, Inc. (‘‘Trilogy’’) to provide marketing and financial public relation services. The initial term of the agreement is 12 months for a monthly fee of $12,500. Thereafter, the agreement may be terminated upon 30 days prior written notice. In addition, Trilogy was issued warrants to purchase 5 million (5,000,000) shares of common stock at an exercise price of $.15 per share. The warrants are immediately exercisable and expire on April 24, 2009. The Company also agreed to file a registration statement with the Securities and Exchange Commission on or before June 8, 2006 to register the shares of common stock underlying the warrants for resale. In August 2006, the Company and Trilogy agreed to terminate the agreement.

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

Segmented information by business is as follows:

	Six months ended June 30
	2006			2005
		Media	Sports		Media	Sports
Net revenues	$75,470	$75,470	$0	$305,207	$29,389	$275,818

Operating costs and revenues
Cost of revenues	69,556	69,556	0	207,314	29,115	178,199
Depreciation and amortization	18,951	3,326	15,625	236,586	140,359	96,227
Impairment charges	77,000	77,000	0	0	0	0
	165,507	149,882	15,625	443,900	169,474	274,426
Segment profit/(loss)	(90,037)	$(74,412)	$(15,625)	(138,693)	$(140,085)	$1,392
Less: Corporate selling, general and administrative	1,913,962			1,510,039
Compensatory element of stock and warrant issuances for selling, general and administrative expenses	6,302,083			1,222,389
Interest expense	368,860			350,088
Financing costs paid in stocks and warrants	33,000			154,000
Other	(1,386,608)			0
Net loss	$(7,321,334)			$(3,375,209)

	Three months ended June 30
	2006			2005
		Media	Sports		Media	Sports
Net revenues	$15,250	$15,250	$—	$226,691	$28,072	$198,619
Operating costs and revenues
Cost of revenues	810	810	—	107,725	4,272	103,453
Depreciation and amortization	1,663	1,663		115,128	80,899	34,229
Impairment charges	30,000	30,000	—
	32,473	32,473	—	222,853	$85,171	$137,682
Segment profit/(loss)	(17,223)	$(17,223)	$—	3,838	$(57,099)	$60,937
Less: Corporate selling, general and administrative	1,144,385			723,366
Compensatory element of stock and warrant issuances for selling, general and administrative expenses	5,436,583			645,500
Interest expense	195,101			178,230
Financing costs paid in stocks and warrants	0			110,250
Other	(1,349,461)
Net loss	$(5,443,831)			$(1,653,508)

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

Note 13.    Other Matters

In July 2006, we have formed a new division to be known as Ckrush Digital Media to focus on the convergence of entertainment and digital technologies and to capitalize on the growth of new media and the participatory pop culture of online communities and digital technologies. In the same month, as its first initiative, Ckrush Digital Media launched LiveMansion.com, an online social networking website created to harness the burgeoning influence of youth-oriented online communities and to capitalize on cross-marketing opportunities. Further, the Company also announced, in July 2006, that it would produce ‘‘LiveMansion: The Movie’’ which will be cast online by members of the LiveMansion.com social networking community. To assist in the financing of the movie, the Company sold $1.2 million of minority ownership interests, for which to the extent of available cash flow from the film, the investors are entitled to a return of 100% of the purchase price plus a 20% preferred return.

In February 2006, the Company assigned its exclusive promotional agreement with a boxer for $140,000. As a result of this transaction the Company recorded a gain of approximately $19,000. In addition, if the boxer wins a major bout during the term of the agreement, the Company is entitled to an additional payment of $250,000.

In June 2004, the Company and other parties entered into an agreement to form and become members of Pledge This Holdings, LLC (‘‘PTH’’). PTH was formed to finance, produce and distribute a feature-length motion picture.  In order to induce a group of investors to invest in and make other accommodations to PTH, as well as, in partial consideration of its then 22.5% membership interest in PTH, the Company entered into an agreement to guarantee the repayment of the investors’ investment of $1 million if not recouped on or before June 30, 2005 and to pay interest on the investment at the rate of 12%. As further consideration, the Company issued 1,000,000 shares of its common stock, fair valued at $510,000. In connection with PTH obtaining additional financing, in 2005, the Company’s membership interest was reduced to 10% and another investor agreed to participate in the guarantee of the aforementioned $1 million investment to a maximum of 80%. As of June 30, 2006, the investors have not been repaid and are entitled to take the following action until such time as they have been repaid: (i) take control of the film property of PHL; and (ii) seize the Company's interest in PHL.  If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected. The Company and the investors are negotiating an extension until October 31, 2006.

Mr. DiLorenzo, a consultant to the Company and former officer, originally had a 7% membership interest in PTH which was relinquished in connection with obtaining of additional financing for PTH. Also, an affiliate of Livingston Investments, LLC, a related party of the Company, has a 6% membership interest in PTH.

Note 14.    Employment Agreements

In June 2006, the Company’s Board of Directors approved the Company entering into employment agreements with its executive officers (other than its Chief Financial Officer — see below) and a consultant. The agreements each provide for a three-year term with automatic renewals, subject to either party's right not to renew and also provided for option grants. The Company will pay the President a base salary of $200,000 and the CEO $175,000 for the first year of the agreement, subject to annual increases not less than 10% of the prior year's base salary, and a discretionary bonus. The Company granted the President options to purchase 10,500,000 shares of common stock, of which 8,000,000 are exercisable at $.10 per share and are fully vested for past services. The balance of 2,500,000 will have an exercise price of $.30 per share and vest at the rate of 69,444 shares per month over three-year term. The CEO was granted options to purchase 3,000,000 shares, of which 1,000,000 are exercisable at $.10 per share and are fully vested for past services; the balance of 2,000,000 will

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

have an exercise price of $.30 per share and vest at the rate of 55,555 shares per month over three-year term. In the event of a change of control while the executives are employed, the Company will pay each an amount that, after deducting federal and state income and payroll withholding taxes, would equal three (3) times their then-base salary. In addition, the Board of Directors established a compensation program for the independent members of the Board. The members who are not employed by the Company will receive an annual retainer of $6,000 and options to purchase 100,000 shares of the Company’s common stock at $.10 per share, vested immediately, except the Chair of the Audit Committee whose annual retainer is $12,000 and options to purchase 250,000 shares of the Company’s common stock at $.10 per share. The options awarded are subject to shareholder approval for an increase in the number of authorized common shares and, as applicable, a qualified option plan.

On February 13, 2006, the Company entered into an employment agreement with its Executive Vice President — Chief Financial Officer. The agreement provides for a three-year term with automatic renewals, subject to either party's right not to renew. The Company will pay a base salary of $175,000 for the first year of the agreement, subject to annual increases not less than 10% of the prior year's base salary, and a discretionary bonus. The Company granted options to purchase 3,000,000 shares of our common stock to the executive, of which 750,000 are exercisable at $.10 per share and are fully vested. The balance of 2,250,000 will be qualified, subject to shareholder approval, have an exercise price of $.20 per share and vest at the rate of 62,500 shares per month over the initial three-year term. In the event of a change of control while the executive is employed, the Company will pay him an amount that, after deducting federal and state income and payroll withholding taxes, would equal three (3) times his then-base salary. The Company is also obligated to maintain in escrow an amount equal to 3 months of the executive’s salary until the Company obtains $3 million of additional equity. The Company has not escrowed such amount.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement Regarding Forward-Looking Statements

Management believes certain statements in this Form 10-QSB may constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as ‘‘may,’’ ‘‘should,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘believe,’’ ‘‘predict,’’ ‘‘potential,’’ or words of similar import. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and risks, many of which are subject to change. These uncertainties and risks include, but are not limited to, economic, regulatory or competitive conditions; the adequacy of the our reserves for; our ability to maintain an effective system of internal controls over financial reporting; market fluctuations and changes in interest rate; the ability of our subsidiaries to implement their business plans and strategies; and our ability to obtain additional capital in the future. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

OVERVIEW

We are an independent producer of entertainment and sports content for distribution to all media platforms. We produced, for release in 2006, the feature film comedies ‘‘Beer League,’’ starring Artie Lange (the popular comedian and actor who is a regular on the Howard Stern Show) and ‘‘TV the Movie,’’ starring Steve O, Preston Lacy and Wee-Man (all of ‘‘Jackass’’ fame).   We also co-produced the feature film comedy National Lampoon's ‘‘Pledge This,’’ starring Paris Hilton, anticipated to be released in 2006. In addition, we produce programming for pay-per-view, video-on-demand, international markets, as well as, for retail and direct response sale. Further, we promote and distribute televised sports events and other programming through pay-per-view, video-on-demand and other retail channels.

We are headquartered in New York City.

Reportable Segments

We have two reportable segments: media entertainment and sports entertainment. The media segment consists primarily of projects that we currently produce or will produce or co produce such as feature films, DVD titles, television programming and other similar products. The sports segment produces boxing events and promotes professional boxers.

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

Intangible Assets

As a creator and distributor of sports and entertainment copyrights, we have a significant and growing number of intangible assets, including trademarks and contractual relationships. In accordance with accounting principles generally accepted in the United States of America, the Company does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce a copyrighted product, are either expensed as incurred, or capitalized as tangible assets, as in the case of inventorial product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material.

Intangibles are being amortized over their estimated useful lives ranging from 5 to 10 years, utilizing the straight-line method. Video and television libraries amortized over their estimated useful lives of 5 years, utilizing the straight-line method. As of June 30, 2006, all intangibles which were being amortized were either fully amortized and/or were transferred in connection with the sale to the former president.

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

We have provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain. Utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

The following represents a comparison of segment operating results for the three months ended June 30, 2006 and 2005.

	2006	%	2005	%
Net revenues
Media	$15,250	100.0%	$28,072	12.4%
Sports	—	—	198,619	87.6
	15,250	100.0	226,691	100.0
Cost of revenues and other costs
Media	32,473	212.9	85,171	37.6
Sports	—	—	137,682	60.7
	32,473	212.9	222,853	98.3
Segment profit
Media	(17,223)	(112.9)	(57,099)	(25.2)
Sports	—		60,937	26.9
	$(17,223)	(112.9)%	$3,838	1.7%

Net revenues decreased by $211,000, to $15,000 for the three months ended June 30, 2006 from $227,000 in the prior year period. The 2006 net revenues were derived totally from the media segment and reflects the reduction of our involvement in the promotion of boxing. Our net revenues are not expected to be significant until the release of our 3 film projects in the fall 2006.

Cost of revenues which relate to the production costs for filmed products and boxing events decreased by $190,000, to $32,000 for the quarter ended June 30, 2006, compared to $223,000 incurred in the period year period. Other segment allocated costs include depreciation and amortization and impairment charges aggregating $32,000 in 2006 and $115,000 in 2005.

Our segment operating results resulted in a loss of $17,000 in the 2006 quarter as compared to a $4,000 profit for the prior year period. The change in operating results in 2006 was principally reflective of the decrease in net revenues as the Company transitions its programming offerings.

Selling, general and administrative expenses increased $5.2 million to $6.6 million for the quarter ended June 30, 2006, from $1.4 million in the prior year period. The increase is attributable to the charge of $5.0 million, in the 2006 period, resulting from the implementation of FASB 123 (R), including the $4.6 million charge for the issuance of immediately vested options for past service.

Financing costs including interest discount amortization excluding fees and charges for fair market valuations of our securities issued in lieu of cash payments for financing activities increased $17,000 in the three months ended June 30, 2006 as compared to the prior year period as a result of amortization of bond discount recorded in connection with the sale of convertible notes payable in the first quarter of 2006. There were no equity issuances as compensation for financings in the 2006 quarter.

Other income items in the quarter of $1.3 million principally relates to the gain from the settlement with related party.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

The following represents a comparison of segment operating results for the six months ended June 30, 2006 and 2005.

	2006	%	2005	%
Net revenues
Media	$75,470	100.0%	$29,389	9.6%
Sports	—	—	275,818	90.4
	75,470	100.0	305,207	100.0
Cost of revenues and other costs
Media	149,882	198.6	169,474	55.5
Sports	15,625	20.7	274,426	89.9
	165,507	219.3	443,900	145.4
Segment profit
Media	(74,412)	(98.6)	(140,085)	(45.9)
Sports	(15,625)	(20.7)	1,392	.5
	$(90,037)	(119.3)%	$(138,693)	(45.4)%

Net revenues decreased by $230,000 to $75,000 for the six months ended June 30, 2006 from $305,000 in the prior year period. The 2006 net revenues were derived totally from the media segment and reflects the reduction of our involvement in the promotion of boxing. Our net revenues are not expected to be significant until the release of our film projects in the fall 2006.

Cost of revenues which relate to the production costs for filmed products and boxing events decreased by $278,000 to $66,000 for the six months ended June 30, 2006, compared to $444,000 incurred in the period year period. Other segment allocated costs include depreciation and amortization and impairment charges aggregating $96,000 in 2006 and $237,000 in 2005.

Our segment operating results resulted in a loss $74,000 in the 2006 quarter as compared to a loss of $139,000 for the prior year period. The change in operating results in 2006 was principally reflective of the decrease in sports promotion activities as the Company transitions its programming offerings.

Selling, general and administrative expenses increased $5.5 million to $8.2 million for the six months ended June 30, 2006, from $2.7 million in the prior year period. The increase is attributable to the charge of $5.2 million in the six months ended June 30, 2006 resulting from the implementation of FASB 123 (R) including the $4.6 million charge for the issuance of immediately vested options for officers.

Financing costs including interest discount amortization and fees exclusive of charges for fair market valuations of our securities issued in lieu of cash payments for financing activities were comparable. There was no issuance of securities as payment for financing in the quarter ended June 30, 2006 resulting in a reduction in such charges for the current six months as compared to the prior year period.

Other income items in the 2006 period of $1.4 million principally relates to the gain from the settlement with related party.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements. Additionally, we review our relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity. If the determination is made that we are the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. (‘‘FIN’’) 46 ‘‘Consolidation of Variable Interest Entities’’. Investments in which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

We incurred net losses of $7.3 million during the six months ended June 30, 2006 and $7.7 million and $12.4 million during the year ended December 31, 2005 and 2004, respectively. In addition, we are not in compliance with the payment terms for $2.0 million of our outstanding notes and loans payable including unpaid interest. Further, we had a stockholders' deficiency of $11.4 million at June 30, 2006. Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of the notes and loans payable in default. However, if we are unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

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

Commitments and Contingencies

In connection with both our sports and media operations, we guaranteed certain investors and other participants in our projects the return of their investments and in some cases with a preferred return. In addition to amounts included in minority interests and/or participation payables (aggregating $5.7 million) we have guaranteed a $1 million investment, along with a co-guarantor.

We are of the opinion, based upon advice of counsel, that we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims described in Part II Item 1 – Legal Proceedings. As of June 30, 2006, we had accrued approximately $2.3 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Cash Flows

At June 30, 2006, our cash position reflected a balance of $99,000, exclusive of a restricted deposit required by our consent decree with the SEC to cover the cost of a special consultant as compared to the $58,000 balance at year end.

Operating Cash Flows.    Our principal operating source of cash during the six months ended June 30, 2006 was net revenues from media sales.  Our principal operating uses of cash related to production costs for films. For the six months ended June 30, 2006, we used cash of $2.3 million in operating activities principally to fund our operating loss of $2.2 million, exclusive of net non cash items of $5.1 million, the acquisition of film costs of $658,000 and prepaid expenses and other assets of $25,000. Cash from operations was principally provided by the increase in amounts due for payables and other accruals ($574,000) and cash from escrow ($88,000).

Investing Cash Flows.    Cash provided from investing activities for the six months ended June 30, 2006 was related to proceeds from sale of promotional agreement and assets to former president of $357,000 and cash used was for the acquisition of furnishings for our new executive offices of $88,000.

Financing Cash Flows.    Net cash generated from financing activities for the six months ended June 30, 2006 was $2,027,000 which consisted of net proceeds of short-term borrowings, net of repayments of indebtedness of $984,000, sales of common stock which netted $678,000 and sales of production interests (minority interests) of $647,000, net of financing costs.

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

As of June 30, 2006, the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15 and 15d-15. These individuals were not employed by the Company until February 2006.

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

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

First Equity

In June 2005, First Equity Capital Corporation filed an action against us in state court in Florida, alleging that we breached an unsigned agreement pursuant to which we allegedly hired First Equity to provide certain services. First Equity alleges that we are obligated to pay First Equity $1.5 million and to issue First Equity up to 4,000,000 registered shares of our common stock. We have filed an answer denying any liability to First Equity and raising numerous affirmative defenses. We are in the process of taking discovery in this matter and intends to vigorously defend.

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against us and James DiLorenzo, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. We have denied the material allegations of the complaint and filed a counterclaim seeking damages in excess of $150,000. The matter is currently pending.

Shane Mosley

In November 2005, we entered into a second settlement agreement related to the sharing of profits with Shane Mosley, a boxer, and agreed to pay $565,000 to Mosley in installments representing 60% of the net profits from any boxing events promoted or co-promoted by us (retroactively to September 2005) until the outstanding sum, plus accrued interest, is paid in full. In addition, we are entitled to a $100,000 credit against the above settlement amount, contingent upon the transfer and assignment of our rights to the Mosley Video Library. Amounts unpaid by December 31, 2008 shall be immediately due and payable. Our former President personally guaranteed our obligation.

National Sports Partners

In May 2003, National Sports Partners, the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, we reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. As of June 30, 2006 we only paid $65,000.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from one of our subsidiaries, arising from a previous settlement agreement, instituted a second arbitration proceeding against us seeking to recover $172,000 plus attorneys' fees and costs. We answered, seeking a declaration that we had no further obligation to due to breaches of the related agreement. We also filed a counterclaim seeking to recover amounts previously paid related to the previous agreement. In April 2006, we paid $31,000 to the holder to reduce the outstanding principal. The matter is currently pending with arbitration scheduled for September 2006.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company obtained a judgment in the amount of $95,000 against our former President and us in connection with our default on an outstanding note. In May 2004, we settled by agreeing to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at June 30, 2006 amounted to $76,000. We are not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which we have entered into settlements in prior years for which we have not made the required payments.

In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of June 30, 2006, we accrued $2.3 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, the Company sold 5,165,525 shares of common stock in private placements at prices ranging from $.12 to $.16 per share. The proceeds were used for working capital purposes.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

The Company is in default of several notes and loans payable in the aggregate amount of approximately $2.0 million including accrued stock. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation of the Registrant(1)
3.2*	By-laws of Registrant(1)
3.3*	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004.(6)
3.4*	Amendment to the By-Laws of Cedric Kushner Promotions, Inc.(9)
3.5*	Amendments to the Certificate of Incorporation of Cedric Kushner Promotions, Inc.(9)
4.1*	Specimen common stock Certificate(1)
10.1*	1996 Incentive and Non-qualified Stock Option Plan(1)
10.2*	Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan(1)
10.3*	Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan(1)
10.4*	1998 Incentive and Non-qualified Stock Option Plan(1)
10.5*	Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.6*	Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.7*	Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.8*	Form of Note and Warrant Purchase Agreement, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.(2)
10.9*	Form of Promissory Note, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.(2)
10.10*	Form of Warrant to Purchase Common Stock, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.(2)
10.11*	Form of Note and Warrant Purchase Agreement, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.(2)
10.12*	Form of Convertible Promissory Note, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.(2)
10.13*	Form of Warrant to Purchase Common Stock, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.(2)
10.14*	Form of Convertible Promissory Note, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement.(3)
10.15*	Form of Warrant to Purchase Common Stock, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement.(3)
10.16*	Form of Note and Warrant Purchase Agreement, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement.(3)

Exhibit Number	Description
10.17*	Form of Warrant to Purchase Common Stock, executed May, 28 2003 between the Company and a purchaser in a private placement(3)
10.18*	Form of Note and Warrant Purchase Agreement, executed May, 28 2003 between the Company and a purchaser in a private placement.(3)
10.19*	Form of Convertible Promissory Note, executed May, 28 2003 between the Company and a purchaser in a private placement.(3)
10.20*	Form of Promissory Note, executed January 30, 2003, between the Company and a lender.(3)
10.21*	Form of Promissory Note, executed March 24, 2003, between the Company and a lender. (3)
10.22*	Form of Promissory Note, executed March 27, 2003, between the Company and a lender. (3)
10.23*	Form of Warrant to Purchase Common Stock, executed August 12, 2003 between the Company and a purchaser in a private placement(3)
10.24*	Form of Convertible Promissory Note, executed August 12, 2003 between the Company and a purchaser in a private placement(3)
10.25*	Form of Note and Warrant Purchase Agreement, executed August 12, 2003 between the Company and a purchaser in a private placement.(3)
10.26*	Form of Warrant to Purchase Common Stock between the Company and Yeend & Castaneda, dated September 5, 2003(3)
10.27*	Form of Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement.(3)
10.28*	Form of Warrant to Purchase Common Stock, executed December 2003, between the Company and various purchasers in a private placement.(3)
10.29*	Form of Convertible Promissory Note, executed December 2003, between the Company and various purchasers in a private placement.(3)
10.30*	Supplement to the Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement.(3)
10.31*	Consulting Agreement, effective January 1, 2004, between the Company and Bulldog Management, LLC.(3)
10.32*	Form of Warrant to Purchase Common Stock, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10.33*	Form of Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10.34*	Form of Convertible Promissory Note, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10.35*	Supplement, dated March 19, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10.36*	Supplement, dated March 29, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)

Exhibit Number	Description
10.37*	Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr.(3)(7)
10.38*	Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield.(3)
10.39*	Consulting Agreement, effective June 1, 2004, between the Company and Roy Roberts.(4)(7)
10.40*	Form of Note and Warrant Purchase Agreement, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
10.41*	Form of Convertible Promissory Note, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
10.42*	Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
10.43*	2002 Incentive and Non-qualified Stock Option Plan(5)
10.44*	Consulting Agreement, effective January 10, 2005, between the Company and Philabelle Consulting, LLC.(7)
10.45*	Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc,(8)
10.46*	Conversion Agreement, dated February 15, 2005, between the Company and a NoteHolder.
10.47*	Debt Settlement Agreement, dated January 23, 2005, between the Company and Yeend & Castaneda, LLP.(9)
10.48*	Conversion Agreement dated as of June 15, 2005 between the Company and a Noteholder.(10)
10.49*	Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto.(11)
10.50*	Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., the Company and Cornell Capital Partners, L.P.(11)
10.51*	Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P.(11)
10.52*	Pledge and Escrow Agreement dated as of June 28, 2005 by and between the Company, Cornell Capital Partners, L.P. and David Gonzalez, Esq.(11)
10.53*	Operating Agreement of Identity Films & Company, LLC dated as of June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC.(12)
10.54*	Amendment No. 1 to the Guaranty and Pledge Agreement dated as of June 30, 2005 by and between the Company and the investors named on the signature page thereto.(13)
10.55*	Contribution and Indemnification Agreement dated as of June 30, 2005 by and between the Company and World Wide South Beach, LLC.(13)

Exhibit Number	Description
10.56*	Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement dated as of June 30, 2005 by and between the Company and the investors named on the signature page thereto.(13)
10.57*	Settlement Agreement among the Company and Cedric Kushner, dated March 31, 2006 and effective April 10, 2006.(14)
10.58*	Letter of Engagement between Trilogy Capital Partners, Inc. and the Company, dated April 24, 2006.(15)
10.59*	Form of Warrant issued to Trilogy Capital Capital Partners, Inc., dated April 24, 2006.(15)
31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302. (filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302. (filed herewith)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (filed herewith)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (filed herewith)

*	Previously filed.

(1)	Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on Form July 7, 1998.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form May 15, 2002.

(3)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form June 25, 2004.

(4)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form August 13, 2004.

(5)	Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on Form November 12, 2004.

(6)	Incorporated by reference to our Current Report on Form 10-QSB/A filed with the Securities and Exchange Commission on Form November 18, 2004.

(7)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on Form January 18, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form February 15, 2005.

(9)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form May 13, 2005.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form June 21, 2005.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 5, 2005.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 8, 2005.

(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 14, 2005.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form April 14, 2006.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form April 24, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKRUSH, INC. & SUBSIDIARIES
Date: August 11, 2006	/s/ Roy Roberts
Roy Roberts Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2006	/s/ Jan E. Chason
Jan E. Chason CFO and Executive Vice President (Principal Financial and Accounting Officer)