Form 10QSB
period 2006-09-30
CKRUSH, INC.
filed 2006-11-14
CIK 1064539

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, there were 84,936,089 outstanding shares of common stock, par value $0.01 per share.

CKRUSH, INC. AND SUBSIDIARIES

INDEX
TO
FORM 10-QSB

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash	$693,171	$57,533
Accounts receivable	1,178,428	15,431
Prepaid expenses and other assets	115,872	143,955
Film costs	1,940,967	3,998,746
Assets held for sale to former president	—	213,559
Property and equipment – net	98,098	18,962
Cash – restricted	50,243	150,000
Total Assets	$4,076,779	$4,598,186
Liabilities and Stockholders' Deficiency
Accounts payable and accrued expenses	$5,768,501	$4,900,440
Accrued litigation and judgments payable	2,486,915	2,135,103
Notes and loans payable, including accrued interest	2,627,145	2,671,231
Deferred settlement with related party	—	1,478,845
Due to related parties	374,192	606,939
Deferred revenues	225,000	—
Participation payables	400,000	400,000
Total Liabilities	11,881,753	12,192,558
Minority Interest	5,960,870	4,708,130
Commitments, Contingencies and Other Matters
Stockholders' Deficiency
Series D, $.01 par value, authorized 399,752 shares, 399,752 shares issued and outstanding (liquidation preference of $2,430,000)	3,998	3,998
Series E, $.01 par value, authorized 14,000 shares, 1,000 and 1,388 shares issued and outstanding (liquidation preference of $360,000 and $459,986)	10	14
Common stock, $.01 par value, authorized 100,000,000 shares 84,152,756 and 70,994,163 shares issued and outstanding	841,528	709,942
Additional paid-in capital	50,957,782	40,872,945
Accumulated deficit	(60,448,328)	(48,363,005)
Deferred compensation	(5,035,834)	(5,441,396)
Treasury stock, at cost – 104,784 shares of common stock	(85,000)	(85,000)
Total Stockholders' Deficiency	(13,765,844)	(12,302,502)
Total Liabilities and Stockholders' Deficiency	$4,076,779	$4,598,186

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Net revenues	$1,539,845	$100,475	1,615,315	$405,682
Operating costs and expenses
Cost of revenues	2,923,903	112,358	2,993,459	319,672
Selling, general and administrative	3,177,753	1,406,846	11,393,798	4,139,275
Depreciation and amortization	6,029	77,421	24,980	314,007
Impairment charge	35,000		112,000
Settlment costs	184,675		371,092
Gain on sale of exclusive promotion agreements	—		(21,852)
	6,327,360	1,596,625	14,873,477	4,772,954
Loss from operations	(4,787,515)	(1,496,150)	(13,258,162)	(4,367,272)
Other income (expenses)
Interest expense	(43,136)	(113,451)	(411,996)	(353,581)
Interest expense – related parties		(76,195)		(186,153)
Financing costs paid in common stock and warrants	—	—	(33,000)	(154,000)
Gain on settlement with related party	—	—	1,478,845
Other	25,112		25,112
Minority interest	41,550	—	113,878
	23,526	(189,646)	1,172,839	(693,734)
Net loss	($4,763,989)	($1,685,796)	($12,085,323)	($5,061,006)
Net loss per common share (basic and diluted)	($0.06)	($0.03)	($0.15)	($0.08)
Weighted average number of common shares outstanding (basic and diluted)	84,900,916	62,592,733	78,140,917	60,651,935

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Preferred Stock				Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Total Stockholders' Deficiency
	Series D		Convertible Series E
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2005	399,752	$3,998	1,388	$14	70,994,163	$709,942	$40,872,945	($48,363,005)	($5,441,396)	(104,784)	($85,000)	($12,302,502)
Issuance of common stock in connection with conversion of Series E Preferred Stock			(388)	(4)	387,778	3,878	(3,874)					—
conversion of notes and loans payable					4,105,190	41,052	975,668					1,016,720
private placements					6,665,625	66,656	886,054					952,710
exercise of stock options					2,000,000	20,000	(20,000)					—
Issuance of stock options to directors and officers							6,717,000		(2,277,000)			4,440,000
Amortization of deferred compensation									4,025,333			4,025,333
Issuance of warrants in connection with
debt conversion							11,500					11,500
contract for services							1,400,000		(1,400,000)			—
Write-off deferred signing bonus									57,229			57,229
Beneficial conversion featture of convertible notes payable							118,489					118,489
Net loss								(12,085,323)				(12,085,323)
Balance, September 30, 2006	399,752	$3,998	1,000	$10	84,152,756	$841,528	$50,957,782	($60,448,328)	($5,035,834)	(104,784)	($85,000)	($13,765,844)

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
	2006	2005
Cash Flows From Operating Activities
Net loss	$(12,085,323)	$(5,061,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,980	314,008
Amortization of debt discount	132,422
Accrued settlement costs	371,092
Gain on sale of promotional rights	(21,852)
Minority interest	(113,878)
Gain on settlement with related party	(1,478,845)
Compensatory element of stock and warrant issuances for selling, general and administrative expenses	8,465,333	1,869,555
Financing costs paid in stocks and warrants	33,000	154,000
(Increase) decrease in operating assets:
Accounts receivable	(1,162,997)	78,330
Film costs	2,057,779	(3,516,481)
Prepaid expenses and other assets	(51,461)	(117,991)
Restricted cash	99,757
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	824,287	722,111
Accrued litigation and judgments payable	(55,776)	(56,792)
Notes and loans payable – accrued interest	149,447
Deferred revenues	225,000
Net Cash Used In Operating Activities	(2,587,037)	(5,614,267)
Cash Flows From Investing Activities
Purchases of property and equipment	(88,491)	(27,129)
Proceeds from sale of promotional agreement	140,000
Proceeds from sale of assets to former president	213,559
Investment in movie rights		(13,535)
Net Cash Used In Investing Activities	265,068	(40,664)
Cash Flows From Financing Activities
Advances from stockholders and related parties – net
Proceeds from issuance of:
preferred stock		634,800
common stock	952,710	250,401
production interests (minority interests)	1,775,394	4,547,853
notes and loans payable – other	1,110,000	766,526
notes and loans payable – related parties	69,346
convertible debt
Payment to related party – deferred settlement	(257,000)
Repayment of production interests	(450,000)
Repayment of notes and loans payable – other	(197,750)	(455,006)
Repayment of notes and loans payable – related parties – net	(45,093)	(30,320)
Net Cash Provided From Financing Activities	2,957,607	5,714,254
Net Increase(Decrease) In Cash	635,638	59,323
Cash – Beginning of Period	57,533	219,299
Cash – End of Period	$693,171	$278,622
Supplemental Disclosures:
Cash paid during the period for:
Interest	$16,750	$68,499
Non-cash investing and financing activities:
Issuance of common stock and warrants in connection with: conversion of notes and loans payable	$1,016,720	$898,849
conversion Series E preferred stock	3,878
cashless exercise of warrants
deferred compensation	2,000,000	7,610,000
accrued expenses		494,779
Issuance of preferred E upon release of funds from escrow		199,064
Increase in minority interest and issuance of warrants and new note payable upon conversion of notes payable	140,500

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Description of Business

Ckrush, Inc. and subsidiaries the (‘‘Company’’) is a cutting edge entertainment and digital media group of companies seeking to capitalize on the global convergence of the traditional entertainment industry and the ‘‘participatory pop culture’’ revolution of online communities and digital technology. The Company produces feature films, sports programs and other content that target young adults, a highly coveted entertainment industry demographic. The Company’s ‘‘LiveMansion.com’’ is a fully interactive social network fostering democratically created content. The Company’s feature film comedies include ‘‘Artie Lange’s Beer League’’, National Lampoon’s ‘‘TV the Movie’’ and National Lampoon's ‘‘Pledge This’’. In addition, the Company promotes and distributes televised sports events and other programming through pay-per-view, video-on-demand and other retail channels.

Note 2.    Basis of Presentation

The Company has incurred net losses of $12.1 million during the nine months ended September 30, 2006 and $7.7 million and $12.4 million during the years ended December 31, 2005 and 2004, respectively. In addition, the Company is not in compliance with the payment terms for $2.1 million of its outstanding notes and loans payable including unpaid interest. Further, the Company had a stockholders' deficiency of $13.8 million at September 30, 2006. Historically, the Company has successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, the Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of the notes and loans payable in default. However, if the Company is unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

The Company is also taking actions to address liquidity in the following ways:

•	developing additional sources of debt and equity financing to satisfy our current operating requirements;

•	entering into new initiatives related to our social networking site LiveMansion.com as well as initiatives to develop, produce and distribute film properties and other sports and entertainment projects;

•	continuing to pursue the promotion of selective premium level boxing events;

•	pursuing production partnerships and joint ventures to fund projects; and

•	continuing to negotiate with existing creditors to convert their indebtedness into equity.

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 2005 filed on Form 10-KSB on April 12, 2006.

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

The Company is evaluating potential revenue sources related to its internet activities and the appropriate revenue recognition policies for such activities. However, as of September 30, 2006, the Company has not generated revenues from such activities.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of such assets in relation to the operating performance and future discounted cash flows of the underlying business. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable, and accordingly, the Company recorded impairment charges of $35,000 and $112,000 for the three and nine months ended September 30, 2006, respectively, related to investments in film properties.

Social Network Internet Website Development Costs

The Company’s LiveMansion.com site is comprised of various features, which contribute to the site’s overall functionality. The Company will capitalize costs incurred for the production of computer software that generates the functionality once technological feasibility is established and it is determined that such costs should be recoverable against future revenues. Costs incurred for a product prior to the determination that the product is technologically feasible (research and development costs), as well as maintenance costs for established products, are expensed as incurred. As of September 30, 2006, the Company has not capitalized any costs incurred for LiveMansion.com.

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

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options — 31,849,000 (2006) and 299,000 (2005) and warrants — 30,693,986 (2006) and 22,151,374 (2005)) are anti-dilutive.

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

Note 4.    Stock-Based Compensation

Effective January 1, 2006, the Company adopted ‘‘SFAS 123(R)’’, which requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 123.

The Company has elected to use the Modified Prospective Application (‘‘MPA’’) method for implementing SFAS 123(R). Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption. In February and in June 2006, options were awarded to officers and members of the Board of Directors of the Company (see Note 13). As a result of these awards and the implementation of SFAS 123(R) the Company recorded compensation expense of $1.9 million and $4.4 million for the three and nine months ended September 30, 2006, respectively. The fair value of the options at the dates of grant were calculated using the Black-Scholes fair value based method using the following assumptions (expected life — 3 years; interest rate — 4.58% to 5.07%; annual rate of dividends — 0%; and volatility — 67% and 123%). As of January 1, 2005, all outstanding employee options were vested therefore there would have been no impact on compensation cost for the Company's stock option during the 2005 period utilizing the fair value method set forth in SFAS 123 (R).

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Options outstanding and exercisable by price range as of September 30, 2006 were as follows:

	Outstanding Options			Exercisable Options
Range of	Number	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.10	19,800,000	9.7	$0.10	19,800,000	$.10
$0.20 – 0.26	2,275,000	9.3	0.20	845,702	.20
$0.30 – 0.38	9,550,000	9.7	0.30	841,666	.30
$1.02 – 1.44	224,000	.9	1.35	224,000	1.35
	31,849000	9.6	$0.17	21,711,368	$0.13

Note 5.    Film Costs and Minority Interests

Film costs consist of:

In progress	$1,756,520
In development	184,447
$1,940,967

On June 27, 2005, the Company entered into a joint venture operating agreement for the purpose of arranging, developing and producing film, television, music, publishing and related properties to be acquired by the joint venture including certain properties contributed by the other joint venture partner. The Company is to make capital contributions of $748,000 over a 2 year period, of which the Company contributed $373,000 through September 30, 2006. In accordance with the joint venture operating agreement, the Company obtained the right to prevail in major decisions, as defined, until the Company has received its maximum preferred return (as defined below). The Company may elect to renew the operating agreement beyond its initial term of 2 years for 5 consecutive 1-year renewal periods by making additional annual contributions increasing by 5% each year. Net income is allocated as follows: (i) 85% to the Company until the Company aggregate capital contributions plus 20% has been recouped (‘‘minimum preferred return’’); (ii) 60% to the Company until the Company’s has received its minimum preferred return plus $500,000 (the ‘‘maximum preferred return’’); and (iii) 50% to the Company after it receives the maximum preferred return. In addition, the Company has the right of first refusal to provide or to arrange for financing for each project or property pursued or developed by the joint venture.

During 2005, through a private placement offering two of the Company’s subsidiaries sold and issued an aggregate of approximately 84 units of revenue participation rights (‘‘RPRs’’) in film projects for an aggregate purchase price of approximately $4.7 million representing a minority ownership interests in the subsidiaries. The Company sold an additional 2.22 RPR units for $ 762,000, net of placement fees, during the nine months ended September 30, 2006. To the extent of available cash flow from the Company’s subsidiaries, the RPRs entitle the investors to a return of 100% of their respective purchase price plus a 20% preferred return. In addition, the Company guaranteed the repayment of one investor’s investment of $2.7 million in the RPR’s and related 20% preferred return. The investor has the right to enforce the guaranty at any time commencing in June 2007, or earlier under certain circumstances. The Company also granted the investor a security interest in the Company’s rights and interests in the related film projects and to escrow a maximum of 9,000,000 shares of its common stock as further security for repayment of the obligation.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

In August 2006, the holders of the RPR units were repaid $450,000 as a result of the receipt of an advance from the domestic distributor of one of the film projects.

In July 2006, the Company announced that it would produce ‘‘LiveMansion: The Movie’’ which will be cast online by members of the LiveMansion.com social networking community. To assist in the financing of the movie, the Company sold minority ownership interests for which to the extent of available cash flow from the film, the investors are entitled to a return of 100% of the purchase price plus a 20% preferred return. The Company received approximately $1 million, net of expenses for the interests sold. The Company is permitted to use the proceeds from the sale of minority interests for working capital purposes prior to use for production of the film. As of September 30, 2006, the Company utilized approximately $200,000 for working capital needs.

Note 6.    Accrued Litigation and Judgments Payable

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against the Company and certain former officers of the Company, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, the Company and Designscape agreed to settle the matter. On September 18, 2006, the Company agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on unpaid balance from September 25, 2005 payable on September 30, 2009. On September 25, 2006, in accordance with the agreement, the Company made the first requirement payment of $10,000.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from a subsidiary of the Company, arising from a previous settlement agreement, instituted a second arbitration proceeding against the Company seeking to recover $172,000 plus attorneys' fees and costs. The Company answered, seeking a declaration that the Company had no further obligation due to breaches of the related agreement. The Company also filed a counterclaim seeking to recover amounts previously paid related to the previous agreement. In April 2006, the Company paid $31,000 to the holder to reduce the outstanding principal. In September 2006, the Company and Layfield entered into a settlement agreement in which the Company agreed to pay Layfield $170,000 in four payments from October 2006 through August 7, 2007. If the Company does not make the scheduled payments the Company will be obligated to pay Layfield $200,000 less payments made under this agreement. The Company made the first payment of $50,000 which was due on October 9, 2006, in accordance with the agreement.

Shane Mosley

In November 2005, the Company entered into a second settlement agreement related to the sharing of profits with Shane Mosley, a boxer, and agreed to pay $565,000 to Mosley in installments representing 60% of the net profits from any boxing events promoted or co-promoted by the Company (retroactively to September 2005) until the outstanding sum, plus accrued interest, is paid in full. In addition, the Company is entitled to a $100,000 credit against the above settlement amount, contingent upon the transfer and assignment of the Company's rights to the Mosley Video Library. Amounts unpaid by December 31, 2008 are immediately due and payable.

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

National Sports Partners

In May 2003, National Sports Partners, the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, the Company reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. As of September 30, 2006 the Company had only paid $65,000.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company (‘‘Chase’’) obtained a judgment in the amount of $95,000 against the Company's former President and the Company in connection with the Company's default on an outstanding note. In May 2004, Chase agreed to allow the Company to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at September 30, 2006 amounted to $76,000. The Company is not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which the Company has entered into settlements in prior years for which the Company has not made the required payments.

In connection with the Company's settlement, in December 2005, of an action against the Company, and certain officers and an employee, the Company agreed to retain the services of an independent consultant to analyze the Company's system of internal controls and accounting and financial reporting processes, report to the audit committee, and oversee the implementation of improved processes in these areas. In addition, the Company agreed to establish an escrow account in the amount of $150,000 to fund the services of the independent consultant. The court approved settlement further required that the fund be maintained at $150,000 throughout the consulting period. The consultant has been paid for services as rendered from the escrow account however the Company has not replenished the fund. The Company believes that the escrow balance as of September 30, 2006 is sufficient to cover the services still to be rendered although less than the amount required by the settlement agreement.

In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of September 30, 2006, the Company had accrued $2.5 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition and operating results.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Note 7.    Notes and Loans Payable

Notes and loan payable includes accrued interest (at rates ranging from none to 23%) of $416,000. During the nine months ended September 30, 2006, the Company borrowed $1,110,000 under short-term arrangements with various individuals. In connection with the issuance of the notes, the Company paid fees of $136,000 which was included in ‘‘interest expense’’ in the condensed consolidated statements of operations for the nine months ended September 30, 2006. Also in connection with the issuance of these notes and related warrants, the Company recorded imputed discount of $118,000 which represents the fair value of the beneficial conversion feature of the below market conversion rate using the Black-Scholes pricing model. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (‘‘EITF’’) 00-27: Application of EITF No. 98-5, ‘‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’’ to certain convertible instruments. In accordance with EITF 02-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. Included in ‘‘interest expense’’ is $96,000 for amortization of the discount for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, the holders of $1,017,000 of notes payable, including accrued interest, allowed the Company to convert the indebtedness into 4,105,190 shares of common stock. In addition a note holder with principal and interest past due of $156,000 exchanged the obligation for one RPR unit in the Company’s film projects, a warrant to purchase 50,000 shares of common stock at $0.10 per share, a new $80,000 note payable and $16,000 in cash.

The Company is not in compliance with the payment terms for $2.1 million of the notes and loans payable including unpaid interest.

Note 8.    Settlement with Related Party

On November 1, 2005, the Company entered into an agreement with Livingston Investments, LLC (‘‘Livingston’’) and the Mackin Charitable Remainder Trust (the ‘‘Mackin Trust’’) to settle certain obligations aggregating $1,533,000, including accrued interest, as well as sums due and/or payable in the future by the Company to Livingston ($1,562,000 based upon the present value of the obligation) pursuant to a certain ten year consulting agreement. Pursuant to the agreement, the Company paid the following amounts and issued the following securities in settlement:

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

Livingston and the Mackin Trust as a part of the settlement also agreed to pay the Company an amount equal to the proceeds from the sale, if any, by another affiliate of Livingston of 66,658 shares

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

of the capital stock in M.P.I. Media Partners International BV, a Netherlands company engaged in television rights management as well as sponsorship and advertising rights management.

As a result of making the final payment in April 2006, the Company recognized a gain of $1.5 million in the accompanying consolidated statement of operations for the nine months ended September 30, 2006.

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

Note 10.    Related Party Transactions

Due to related parties at September 30, 2006 includes Company obligations for advances made by its former President (see Note 9) on the Company’s behalf of $266,000. The advances are unsecured, have no specific terms, conditions or maturities. In addition, the Company’s President is due $108,000 including accrued interest.

The Company entered into a consulting agreement with an entity co-owned by the Company’s new President for certain general business and boxing promotion related consulting services which commenced on January 1, 2003 and continues through April 30, 2008. As compensation the Company issued 700,000 shares of its common stock valued at $560,000 which was recorded as deferred compensation in 2003. Amortization expense related to this agreement of $84,000 was charged to operations in each of the nine month periods ended September 30, 2006 and 2005. The entity also

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

advanced $272,000 and $511,000 for payments to the Company’s trade and other vendors during the nine months ended September 30, 2006 and 2005, respectively, all of which was repaid during each period. The entity was also compensated $64,000 and $153,000 for assistance in connection with certain financing transactions during the nine months ended September 30, 2006 and 2005, respectively. The Company, this entity and another consultant to the Company have a profit participation in a certain boxer.

Note 11.    Stockholders' Deficiency

Series E Convertible Preferred Stock

In 2006, the holders of 278 shares of the Series E preferred stock converted their preferred shares into 277,778 shares of common stock.

Common Stock

In 2006, the Company issued 4,105,190 shares of common stock in connection with the conversion of outstanding notes and accrued interest aggregating approximately $1,017,000.

During 2006, the Company sold 6,665,625 shares of common stock, in private placements at prices ranging from $.12 to $.20 per share together with warrants to purchase 800,000 shares of common stock at prices ranging from 10¢ to 30¢ per share.

The Company has outstanding stock options, warrants, convertible securities and other contingent obligations, all of which could require the Company to issue common stock in a number which exceeds the authorized amount as of September 30, 2006. The Company intends to call a meeting of its shareholders, as soon as it is practical, to approve an increase in the number of authorize common shares.

Warrants

A summary of warrant activity for the nine months ended September 30, 2006 and 2005 is as follows:

	2006		2005
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance – beginning of period	30,051,373	$.26	9,823,113	$.61
Issued	5,800,000	.17	12,945,000	.10
Exercised	(2,500,000)	.10	(333,332)	.19
Expired	(2,657,388)	.33	(283,408)	5.00
Balance – end of period	30,693,986	$.27	22,151,374	$.39

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Stock Options

Stock option share activity and weighted average exercise price under these plans for the nine months ended September30, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2006	299,000	$1.09
Granted in 2006	31,550,000	.17
Balance, September 30, 2006	31,849,000	$.17

On April 24, 2006, the Company engaged an investor relations firm to provide marketing and financial public relation services. The initial term of the agreement is 12 months with a monthly fee of $12,500. In addition, the firm was issued warrants to purchase 5 million (5,000,000) shares of common stock at an exercise price of $.15 per share. The warrants were immediately exercisable and expire on April 24, 2009. In August 2006, the Company and the investor relations firm agreed to terminate the agreement. The fair value of the warrants ($1.4 million) was charged to expense during the nine months ended September 30, 2006 and was calculated utilizing the Black-Scholes fair value based method.

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

The Company has two reportable segments: media entertainment and sports entertainment. The media entertainment segment consists of development and production of digital and filmed content for global distribution to all media platforms including feature films, DVD titles, television programming and other similar products. The sports entertainment segment consists of promotion of professional boxers and boxing events.

In July 2006, we formed a new division known as Ckrush Digital Media to focus on the convergence of entertainment and digital technologies and to capitalize on the growth of new media and the participatory pop culture of online communities and digital technologies. In the same month, as its first initiative, Ckrush Digital Media launched LiveMansion.com, an online social networking website created to harness the burgeoning influence of youth-oriented online communities and to capitalize on cross-marketing opportunities. The Company’s media entertainment segment also includes the Company’s internet activities.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Segmented information by business is as follows:

	Nine months ended September 30
	2006			2005
	Total	Media	Sports	Total	Media	Sports
Net revenues	$1,615,315	$1,615,315	$—	$405,682	$77,101	$328,581
Operating costs and revenues
Cost of revenues	2,993,459	2,993,459	—	319,672	29,115	290,557
Depreciation and amortization	24,980	9,355	15,625	314,007	181,955	132,052
Impairment charges	112,000	112,000	—	—	—	—
Gain on sale of exclusive agreements	(21,852)	—	(21,852)	—	—	—
	3,108,587	3,114,814	(6,227)	633,679	211,070	422,609
Segment profit/(loss)	(1,493,272)	$(1,499,499)	$6,227	(227,997)	$(133,969)	$(94,028)
Less: Corporate selling, general and administrative	2,923,673			2,269,719
Settlement costs	371,092			—
Compensatory element of stock and warrant issuances for selling, general and administrative expenses	8,470,125			1,869,556
Interest expense	411,996			539,734
Financing costs paid in stocks and warrants	33,000			154,000
Other	(1,617,835)			—
Net loss	$(12,085,323)			$(5,061,006)

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

	Three months ended September 30
	2006			2005
	Total	Media	Sports	Total	Media	Sports
Net revenues	$1,539,845	$1,539,845	$—	$100,475	$47,712	$52,769
Operating costs and revenues
Cost of revenues	2,923,903	2,923,903	—	112,358	—	112,358
Depreciation and amortization	6,029	6,029		77,421	41,596	35,825
Impairment charges	35,000	35,000	—	—
	2,964,932	2,964,932	—	189,779	$41,596	$148,183
Segment profit/(loss)	(1,425,087)	($1,425,087)	$—	(89,304)	$6,116	($95,420)
Less: Corporate selling, general and administrative	1,981,663			759,679
Settlement costs	184,675			—
Compensatory element of stock and warrant issuances for selling, general and administrative expenses	2,168,042			647,167
Interest expense	43,136			189,646
Financing costs paid in stocks and warrants	—			—
Other	(66,662)			—
Net loss	($4,763,989)			($1,685,796)

Note 13.    Other Matters

In February 2006, the Company assigned its exclusive promotional agreement with a boxer to a third party for $140,000. As a result of this transaction the Company recorded a gain of approximately $22,000. In addition, if the boxer wins a major bout during the term of the agreement, the Company is entitled to an additional payment of $250,000. In November 2006, the boxer won a major bout.

In June 2004, the Company and other parties entered into an agreement to form and become members of Pledge This Holdings, LLC (‘‘PTH’’). PTH was formed to finance, produce and distribute a feature-length motion picture.  In order to induce a group of investors to invest in and make other accommodations to PTH, as well as in partial consideration of its then 22.5% membership interest in PTH, the Company entered into an agreement to guarantee the repayment of the investors’ then investment of $1 million if not recouped on or before June 30, 2005 and to pay interest on the investment at the rate of 12%. As further consideration, the Company issued 1,000,000 shares of its common stock, fair valued at $510,000. In connection with PTH obtaining additional financing, in 2005, the Company’s membership interest was reduced to 10% and another investor agreed to participate in the guarantee of the aforementioned $1 million investment to a maximum of 80%. As of September 30, 2006, the investors have been repaid $100,000 and are entitled to take the following action until such time as they have been fully repaid: (i) take control of the film property of PHL; and (ii) seize the Company's interest in PHL.  If this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected. On November 9, 2006 the investors were repaid $450,000 and we expect to pay the remaining $450,000 in January 2007. The repayments are funded from the minimum guarantees payable by the film’s domestic distributor.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

James DiLorenzo, a consultant to the Company and former officer, originally had a 7% membership interest in PTH which was relinquished in connection with obtaining of additional financing for PTH. Also, an affiliate of Livingston Investments, LLC, a related party of the Company, has a 10% membership interest in PTH.

Note 14.    Employment Agreements

In June 2006, the Company’s Board of Directors approved the Company entering into employment agreements with its executive officers (other than its Chief Financial Officer — see below), an employee and a consultant. The agreements each provide for a three-year term with automatic renewals, subject to either party's right not to renew and also provided for option grants. The Company will pay the President a base salary of $200,000 and the CEO $175,000 for the first year of the agreement, subject to annual increases not less than 10% of the prior year's base salary, and a discretionary bonus. The Company granted the President options to purchase 10,500,000 shares of common stock, of which 8,000,000 are exercisable at $.10 per share and are fully vested for past services. The balance of 2,500,000 will have an exercise price of $.30 per share and vest at the rate of 69,444 shares per month over three-year term. The CEO was granted options to purchase 3,000,000 shares, of which 1,000,000 are exercisable at $.10 per share and are fully vested for past services; the balance of 2,000,000 will have an exercise price of $.30 per share and vest at the rate of 55,555 shares per month over three-year term. In the event of a change of control while the executives are employed, the Company will pay each an amount that, after deducting federal and state income and payroll withholding taxes, would equal three (3) times their then-base salary. In addition, the Board of Directors established a compensation program for the independent members of the Board. The members who are not employed by the Company will receive an annual retainer of $6,000 and options to purchase 100,000 shares of the Company’s common stock at $.10 per share, vested immediately, except the Chair of the Audit Committee whose annual retainer is $12,000 and options to purchase 250,000 shares of the Company’s common stock at $.10 per share. The options awarded are subject to shareholder approval for an increase in the number of authorized common shares and, as applicable, a qualified option plan.

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

Note 15.    Subsequent Events

On October 12, 2006, the Company engaged Joe Abrams, as a consultant to assist in defining and communicating the Company's message; identifying strategic areas of growth and potential acquisition candidates; introducing potential business development partners and capital sources; assisting with negotiations and due diligence principally related to our internet initiatives; and such other matters as we agree upon with him. The agreement is for a term of 17 months. The Company agreed to issue him fully vested warrants to purchase 117,647 shares of common stock per month over the term of the

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

agreement, for an aggregate of 2,000,000 shares. The exercise price of the warrants is $.10 per share, and the warrants will be exercisable through October 11, 2011. Joe Abrams will also get a fee equal to 5% of the net revenue generated from his introductions. The grant of the warrants will be accelerated in certain circumstances specified in the consulting agreement.

During the period from October 1 through November 13, 2006, the Company sold 433,333 shares of common stock for $65,000 and sold 350,000 shares of common stock with warrants to purchase 175,000 shares of common stock at $.30 per share for $70,000.

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

OVERVIEW

We are a cutting edge entertainment and digital media group of companies seeking to capitalize on the global convergence of the traditional entertainment industry and the ‘‘participatory pop culture’’ revolution of online communities and digital technology. We produce feature films, sports programs and other content that target young adults, a highly coveted entertainment industry demographic. Our ‘‘LiveMansion.com’’ is a fully interactive social network fostering democratically created content. Our feature film comedies include ‘‘Artie Lange’s Beer League’’, National Lampoon’s ‘‘TV the Movie’’ and National Lampoon's ‘‘Pledge This’’. In addition, we promote and distribute televised sports events and other programming through pay-per-view, video-on-demand and other retail channels.

We are headquartered in New York City.

Reportable Segments

We have two reportable segments: media entertainment and sports entertainment. The media segment consists primarily of projects that we currently produce or will produce or co produce such as feature films, DVD titles, television programming and other similar products, as well as our internet activities. The sports segment produces boxing events and promotes professional boxers.

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

Revenue Recognition

•	Media entertainment revenue includes revenues from the sale or licensing of films and is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ‘‘Accounting by Producers or Distributors of Films’’. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of digital video disks (‘‘DVDs’’) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or ‘‘street date’’ (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenue from sales to international territories is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced

•	Fight revenue, promotional fight revenue is comprised of box office ticket sales, site fee income, sponsorships and endorsements. Fight revenue is recognized in full on the date of the event.

•	We are evaluating potential revenue sources related to our internet activities and the appropriate revenue recognition policies for such activities. However, as of September 30, 2006, we have not generated revenues from its internet endeavors.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of such assets in relation to the operating performance and future discounted cash flows of the underlying business. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable, and accordingly, we recorded an impairment charge of $35,000 and $112,000 for the three and nine months ended September 30, 2006, respectively related to investments in film properties.

Intangible Assets

As a creator and distributor of sports and entertainment copyrights, we have a significant and growing number of intangible assets, including trademarks and contractual relationships. In accordance with accounting principles generally accepted in the United States of America, we do not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce a copyrighted product, are either expensed as incurred, or capitalized as tangible assets, as in the case of inventorial product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material.

Intangibles are being amortized over their estimated useful lives ranging from 5 to 10 years, utilizing the straight-line method. Video and television libraries amortized over their estimated useful lives of 5 years, utilizing the straight-line method. As of September 30, 2006, all intangibles which were being amortized were either fully amortized and/or were transferred in connection with the sale to the former president. See Note 9 to the Consolidated Financial Statements.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

The following represents a comparison of segment operating results for the three months ended September 30, 2006 and 2005.

	2006	%	2005	%
Net revenues
Media	$1,539,845	100.0%	$47,712	47.5%
Sports	—	—	52,763	52.5
	1,539,845	100.0	100,475	100.0
Cost of revenues and other costs
Media	2,964,932	192.5	41,596	41.4
Sports	—	—	148,183	147.5
	2,964,932	192.5	189,779	188.9
Segment profit/(loss)
Media	(1,425,087)	(92.5)	6,116	6.1
Sports	—		(95,420)	(95.0)
	$(1,425,087)	(92.5)%	$(89,304)	(88.9)%

Net revenues increased by $1.4 million to $1.5 million for the three months ended September 30, 2006 from $100,000 in the prior year period. The 2006 net revenues were derived totally from the media segment and reflect the reduction of our involvement in the promotion of boxing. Our net revenues for the 2006 quarter were principally derived from the minimum guarantee due for the release of ‘‘Artie Lange’s Beer League’’.

Cost of revenues which relate to the production costs for filmed products and boxing events increased by $2.8 million, to $2.9 million for the quarter ended September 30, 2006, compared to $112,000 incurred in the prior year period. During the 2006 quarter, all costs previously incurred and deferred as film project costs related to Beer League film were charged to cost of revenues based upon the individual film forecast model. Other segment allocated costs include depreciation and amortization and impairment charges aggregating $41,000 in 2006, and $90,000 in 2005, respectively.

Our segment operating results resulted in a loss of $1.4 million in the 2006 quarter as compared to a $89,000 loss for the prior year period. The increase in the operating loss in 2006 was attributable to the release of the Beer League film project.

Selling, general and administrative expenses increased $1.8 million to $3.2 million for the quarter ended September 30, 2006, from $1.4 million in the prior year period. The increase is principally attributable to the charge of $234,000 resulting from the implementation of FASB 123 (R) and an increase in non-cash compensation charges related to stock compensation issued for consulting services of $1.3 million.

Financing costs including interest discount amortization decreased $147,000 in the three months ended September 30, 2006 as compared to the prior year period as a result of issuing equity in 2006, for which the costs of which are charged directly to equity, in lieu of indebtedness for which the costs are amortized to expense.

Other income items in the quarter of $67,000 principally relate to the minority interest in the Identity projects.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

The following represents a comparison of segment operating results for the nine months ended September 30, 2006 and 2005.

	2006	%	2005	%
Net revenues
Media	$1,615,315	100.0%	$77,101	19.0%
Sports	—	—	328,581	81.0
	1,615,315	100.0	405,682	100.0
Cost of revenues and other costs
Media	3,114,814	192.8	211,070	52.0
Sports	(6,227)	(0.4)	422,609	105.2
	3,108,587	192.4	633,679	156.2
Segment profit
Media	(1,499,499)	(92.8)	(133,969)	(33.0)
Sports	6,227	0.4	(94,028)	(23.2)
	($1,493,272)	(92.4)%	($227,997)	(56.2)%

Net revenues increased by $1.2 million to $1.6 million for the nine months ended September 30, 2006 from $406,000 in the prior year period. The 2006 net revenues were derived totally from the media segment and reflect the reduction of our involvement in the promotion of boxing. Our net revenues for the 2006 period were principally derived from the minimum guarantee due for the release of ‘‘Artie Lange’s Beer League’’.

Cost of revenues which relate to the production costs for filmed products and boxing events increased by $2.7 million, to $3.0 million for the nine months ended September 30, 2006, compared to $320,000 incurred in the prior year period. During the 2006 quarter, all costs previously incurred and deferred as film project costs related to Beer League film were charged to cost of revenues based upon the film forecast model. Other segment allocated costs include depreciation and amortization and impairment charges aggregating $137,000 in 2006, and $314,000 in 2005, respectively.

Our segment operating results resulted in a loss $1.5 million in the 2006 period as compared to a loss of $228,000 for the prior year period. The increase in the operating loss in 2006 was attributable to the release of the Beer League film project.

Selling, general and administrative expenses increased $7.3 million to $11.4 million for the nine months ended September 30, 2006, from $4.1 million in the prior year period. The increase is principally attributable to the charge of $4.0 million resulting from the implementation of FASB 123 (R) and an increase in non-cash compensation charges related to stock compensation issued for consulting services of $2.5 million.

Financing costs including interest discount amortization and fees exclusive of charges for fair market valuations of our securities issued in lieu of cash payments for financing activities were comparable. There was no issuance of securities as payment for financing in the last two quarters of 2006 resulting in a reduction in such charges for the current nine months as compared to the prior year period.

Other income items in the 2006 period of $1.6 million principally relates to the gain from the settlement with related party.

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

LIQUIDITY AND CAPITAL RESOURCES

We incurred net losses of $12.1 million during the nine months ended September 30, 2006 and $7.7 million and $12.4 million during the year ended December 31, 2005 and 2004, respectively. In addition, we are not in compliance with the payment terms for $2.1 million of our outstanding notes and loans payable including unpaid interest. Further, we had a stockholders' deficiency of $13.8 million at September 30, 2006. Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of the notes and loans payable in default. However, if we are unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

We have also taking actions to address liquidity in the following ways:

•	developing additional sources of debt and equity financing to satisfy our current operating requirements;

•	entering into new initiatives related to our social networking site LiveMasnsion.com as well as initiatives to develop, produce and distribute film properties and other sports and entertainment projects;

•	continuing to pursue the promotion of selective premium level boxing events;

•	pursuing production partnerships and joint ventures to fund projects; and

•	continuing to negotiate with existing creditors to convert their indebtedness into equity.

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

Commitments and Contingencies

In connection with both our sports and media operations, we guaranteed certain investors and other participants in our projects the return of their investments and in some cases a preferred return. In addition to amounts included in minority interests and/or participation payables (aggregating $5.7 million) we have guaranteed a $900,000 investment, along with a co-guarantor.

We are of the opinion, based upon advice of counsel, that we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims described in Part II Item 1 – Legal Proceedings. As of September 30, 2006, we had accrued approximately $2.5 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

Cash Flows

At September 30, 2006, our cash position was $693,000, exclusive of a restricted deposit required by our consent decree with the SEC to cover the cost of a special consultant, as compared to the $50,000 balance at year end 2005.

Operating Cash Flows.    Our principal operating source of cash during the nine months ended September 30, 2006 was net revenues from the minimum guarantee related to the film Beer League .  Our principal operating uses of cash related to production costs for films. For the nine months ended September 30, 2006, we used cash of $2.6 million in operating activities principally to fund our operating loss of $4.8 million, exclusive of net non cash items of $7.4 million, increase in receivables of $1.2 million, the acquisition of film costs of $804,000 and prepaid expenses and other assets of $51,000. Cash from operations was principally provided by the release of film costs ($2.9 million), increase in amounts due for payables and other accruals ($769,000), increase in deferred revenues ($225,000) and cash from escrow ($100,000).

Investing Cash Flows.    Cash provided from investing activities for the nine months ended September 30, 2006 was related to proceeds from sale of promotional agreement and assets to former president of $357,000 and cash used was for the acquisition of furnishings for our new executive offices of $88,000.

Financing Cash Flows.    Net cash generated from financing activities for the nine months ended September 30, 2006 was $2,958,000 which consisted of net proceeds of short-term borrowings, net of repayments of indebtedness of $936,000, sales of common stock which netted $953,000 and sales of production interests (minority interests) of $1,775,000, net of financing costs.

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

As of September 30, 2006, the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15 and 15d-15.

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

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against us and certain former officers of the Company, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, Designscape and we agreed to settle the matter. On September 18, 2006, we agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on unpaid balance from September 25, 2006 payable on September 30, 2009. On September 25, 2006, in accordance with the agreement, we made the first requirement payment of $10,000.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from one of our subsidiaries, arising from a previous settlement agreement, instituted a second arbitration proceeding against us seeking to recover $172,000 plus attorneys' fees and costs. We answered, seeking a declaration that we had no further obligation to due to breaches of the related agreement. We also filed a counterclaim seeking to recover amounts previously paid related to the previous agreement. In April 2006, we paid $31,000 to the holder to reduce the outstanding principal. In September 2006, we and Layfield entered into a settlement agreement in which we agreed to pay Layfield $170,000 in four payments from October 2006 through August 7, 2007. If we do not make the scheduled payments we will be obligated to pay Layfield $200,000 less payments made under this agreement. We made the first payment of $50,000 which was due on October 9, 2006, in accordance with the agreement.

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

National Sports Partners

In May 2003, National Sports Partners, the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, we reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. As of September 30, 2006 we only paid $65,000.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company obtained a judgment in the amount of $95,000 against our former President and us in connection with our default on an outstanding note. In

May 2004, we settled by agreeing to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at September 30, 2006 amounted to $76,000. We are not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which we have entered into settlements in prior years for which we have not made the required payments.

In connection with the Company's settlement, in December 2005, of an action against the Company, and certain officers and an employee, the Company agreed to retain the services of an independent consultant to analyze the Company's system of internal controls and accounting and financial reporting processes, report to the audit committee, and oversee the implementation of improved processes in these areas. In addition, the Company agreed to establish an escrow account in the amount of $150,000 to fund the services of the independent consultant. The court approved settlement for their required that the fund be maintained at $150,000 throughout the consulting period. The consultant has been paid for services as rendered from the escrow account however the Company has not replenished the fund. The Company believes that the escrow balance as of September 30, 2006 is sufficient to cover the services still to be rendered although less than the amount required by the settlement agreement.

In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of September 30, 2006, we accrued $2.5 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, the Company sold 1,500,000 shares of common stock in private placements at $.20 per share together with 750,000 warrants to purchase common stock at $.30 per share. The proceeds were used for working capital purposes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is in default of several notes and loans payable in the aggregate amount of approximately $2.0 million including unpaid interest. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company's ability to raise additional funds and/or to conduct normal business operations

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6.	EXHIBITS

Exhibit Number		Description
3	.1*	Articles of Incorporation of the Registrant(1)
3	.2*	By-laws of Registrant(1)
3	.3*	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004.(6)
3	.4*	Amendment to the By-Laws of Cedric Kushner Promotions, Inc.(9)
3	.5*	Amendments to the Certificate of Incorporation of Cedric Kushner Promotions, Inc.(9)
4	.1*	Specimen common stock Certificate(1)
10	.1*	1996 Incentive and Non-qualified Stock Option Plan(1)
10	.2*	Form of Incentive Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan(1)
10	.3*	Form of Non-qualified Stock Option Agreement under 1996 Incentive and Non-qualified Stock Option Plan(1)
10	.4*	1998 Incentive and Non-qualified Stock Option Plan(1)
10	.5*	Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10	.6*	Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10	.7*	Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan(1)
10	.8*	Form of Note and Warrant Purchase Agreement, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.(2)
10	.9*	Form of Promissory Note, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.(2)
10	.10*	Form of Warrant to Purchase Common Stock, executed between December 2001 and April 2002, between the Company and various purchasers in a private placement.(2)
10	.11*	Form of Note and Warrant Purchase Agreement, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.(2)
10	.12*	Form of Convertible Promissory Note, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.(2)
10	.13*	Form of Warrant to Purchase Common Stock, executed between March 2002 and April 2002, between the Company and various purchasers in a private placement.(2)
10	.14*	Form of Convertible Promissory Note, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement.(3)
10	.15*	Form of Warrant to Purchase Common Stock, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement.(3)
10	.16*	Form of Note and Warrant Purchase Agreement, executed between January 2003 and March 2003, between the Company and various purchasers in a private placement.(3)

Exhibit Number		Description
10	.17*	Form of Warrant to Purchase Common Stock, executed May, 28 2003 between the Company and a purchaser in a private placement(3)
10	.18*	Form of Note and Warrant Purchase Agreement, executed May, 28 2003 between the Company and a purchaser in a private placement.(3)
10	.19*	Form of Convertible Promissory Note, executed May, 28 2003 between the Company and a purchaser in a private placement.(3)
10	.20*	Form of Promissory Note, executed January 30, 2003, between the Company and a lender.(3)
10	.21*	Form of Promissory Note, executed March 24, 2003, between the Company and a lender.(3)
10	.22*	Form of Promissory Note, executed March 27, 2003, between the Company and a lender. (3)
10	.23*	Form of Warrant to Purchase Common Stock, executed August 12, 2003 between the Company and a purchaser in a private placement(3)
10	.24*	Form of Convertible Promissory Note, executed August 12, 2003 between the Company and a purchaser in a private placement(3)
10	.25*	Form of Note and Warrant Purchase Agreement, executed August 12, 2003 between the Company and a purchaser in a private placement.(3)
10	.26*	Form of Warrant to Purchase Common Stock between the Company and Yeend & Castaneda, dated September 5, 2003(3)
10	.27*	Form of Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement.(3)
10	.28*	Form of Warrant to Purchase Common Stock, executed December 2003, between the Company and various purchasers in a private placement.(3)
10	.29*	Form of Convertible Promissory Note, executed December 2003, between the Company and various purchasers in a private placement.(3)
10	.30*	Supplement to the Note and Warrant Purchase Agreement, executed December 2003, between the Company and various purchasers in a private placement.(3)
10	.31*	Consulting Agreement, effective January 1, 2004, between the Company and Bulldog Management, LLC.(3)
10	.32*	Form of Warrant to Purchase Common Stock, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10	.33*	Form of Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10	.34*	Form of Convertible Promissory Note, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10	.35*	Supplement, dated March 19, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)
10	.36*	Supplement, dated March 29, 2004, to the Note and Warrant Purchase Agreement, executed between January 2004 and April 2004, between the Company and various purchasers in a private placement.(3)

Exhibit Number		Description
10	.37*	Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr.(3)(7)
10	.38*	Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield.(3)
10	.39*	Consulting Agreement, effective June 1, 2004, between the Company and Roy Roberts.(4)(7)
10	.40*	Form of Note and Warrant Purchase Agreement, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
10	.41*	Form of Convertible Promissory Note, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
10	.42*	Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)
10	.43*	2002 Incentive and Non-qualified Stock Option Plan(5)
10	.44*	Consulting Agreement, effective January 10, 2005, between the Company and Philabelle Consulting, LLC.(7)
10	.45*	Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc,(8)
10	.46*	Conversion Agreement, dated February 15, 2005, between the Company and a NoteHolder.
10	.47*	Debt Settlement Agreement, dated January 23, 2005, between the Company and Yeend & Castaneda, LLP.(9)
10	.48*	Conversion Agreement dated as of June 15, 2005 between the Company and a Noteholder.(10)
10	.49*	Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto.(11)
10	.50*	Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., the Company and Cornell Capital Partners, L.P.(11)
10	.51*	Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P.(11)
10	.52*	Pledge and Escrow Agreement dated as of June 28, 2005 by and between the Company, Cornell Capital Partners, L.P. and David Gonzalez, Esq.(11)
10	.53*	Operating Agreement of Identity Films & Company, LLC dated as of June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC.(12)
10	.54*	Amendment No. 1 to the Guaranty and Pledge Agreement dated as of June 30, 2005 by and between the Company and the investors named on the signature page thereto.(13)
10	.55*	Contribution and Indemnification Agreement dated as of June 30, 2005 by and between the Company and World Wide South Beach, LLC.(13)
10	.56*	Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement dated as of June 30, 2005 by and between the Company and the investors named on the signature page thereto.(13)

Exhibit Number		Description
10	.57*	Settlement Agreement among the Company and Cedric Kushner, dated March 31, 2006 and effective April 10, 2006.(14)
10	.58*	Letter of Engagement between Trilogy Capital Partners, Inc. and the Company, dated April 24, 2006.(15)
10	.59*	Form of Warrant issued to Trilogy Capital Capital Partners, Inc., dated April 24, 2006.(15)
31.1		Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302. (filed herewith)
31.2		Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302. (filed herewith)
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (filed herewith)
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (filed herewith)

*	Previously filed.

(1)	Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on Form July 7, 1998.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form May 15, 2002.

(3)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form June 25, 2004.

(4)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on Form August 13, 2004.

(5)	Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on Form November 12, 2004.

(6)	Incorporated by reference to our Current Report on Form 10-QSB/A filed with the Securities and Exchange Commission on Form November 18, 2004.

(7)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on Form January 18, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form February 15, 2005.

(9)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on Form May 13, 2005.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form June 21, 2005.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 5, 2005.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 8, 2005.

(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form July 14, 2005.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form April 14, 2006.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on Form April 24, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKRUSH, INC.
Date: November 14, 2006	/s/ Roy Roberts
Roy Roberts Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2006	/s/ Jan E. Chason
Jan E. Chason CFO and Executive Vice President (Principal Financial and Accounting Officer)