Form 10KSB
period 2006-12-31
CKRUSH, INC.
filed 2007-04-05
CIK 1064539

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 0-25563

CKRUSH, INC.

(Name of small business issuer in its charter)

Delaware	65-0648808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

336 West 37th Street, Suite 410
New York, NY 10019

(Address & Zip code of principal executive offices)

(212) 564-1111

(Issuer’s telephone number)

Securities registered under Section 12(g)
of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       check box if applicable

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes       No

The Company’s revenues from its operations for the fiscal year ended December 31, 2006 were $1,646,278.

As of March 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over-the-Counter Electronic Bulletin Board’s last sale price of $.20 on March 29, 2007) was approximately $21,646,000.

As of March 29, 2007, there were 108,488,992 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.    Transitional Small Business Disclosure Format (check one):    Yes       No

CKRUSH, INC.

FORM 10-KSB

PART I

Item 1.	DESCRIPTION OF BUSINESS

Forward-looking Statements

Statements in this annual report on Form 10-KSB that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results

OVERVIEW

Ckrush, Inc. (the ‘‘Company’’, ‘‘we’’, ‘‘our’’, or ‘‘our company’’) is an innovative entertainment and interactive media group that seeks to capitalize on the global convergence of the traditional entertainment industry and the ‘‘participatory pop culture’’ revolution of online communities and digital technology. Ckrush produces feature films and other content and develops and maintains web sites, including online communities, primarily geared towards young adults 18-34. Ckrush feature film productions include ‘‘Beer League,’’ starring Artie Lange, and ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. Ckrush’s ‘‘LiveMansion.com’’ (http://www.livemansion.com/) is a fully interactive social network. Ckrush recently acquired the businesses of Trisoft Media and AudioStreet consisting of website design, development, hosting, advertising and media placement and the online communities AudioStreet.net and MixStreet.net. The Company is headquartered in New York City.

Corporate Background

We were incorporated in 1996 under the laws of the State of Delaware. On April 30, 2002, we merged with Cedric Kushner Promotions, Inc. As a result of the merger, we began operations as an integrated sports and media company focused on live event television programming, primarily in the area of professional boxing. In December 2005, in response to the expansion of our entertainment businesses, we changed our name to Ckrush, Inc. and subsequently commenced trading under the symbol ‘‘CKRH’’ on December 27, 2005. Our principal executive offices are located at 336 West 37th Street, Suite 410, New York, NY 10019 and our telephone number is (212) 564-1111. Our web site address is www.ckrush.net.

In February and March 2006, in connection with the settlement of a civil action brought against us by the SEC (see Item 3 — Legal Proceedings.), we appointed a new team of corporate officers and directors. Newly appointed as President, CEO and CFO were Jeremy Dallow, Roy Roberts and Jan E. Chason, respectively. The Board of Directors was reconstituted to include independent members Richard Ascher, Gerry Gilbert, Philip Glassman, and Jonathan Schwartz, as well as Jeremy Dallow and Roy Roberts. Each will serve until the Company’s next annual meeting of shareholders. Messrs. Ascher, Gilbert and Schwartz became members of the Audit Committee of the Board, with Mr. Ascher serving as Chairman.

Industry Overview

The worldwide demand for entertainment content is considerable and growing. Demand has been stimulated by increased DVD penetration in the home video market; continued growth in the cable and satellite television markets, the introduction of digital downloads and streaming, and mobile applications. While domestic box office revenues for motion picture exhibition were approximately $9.5 billion in 2006, an increase of 5.5 from the prior year, global box office receipts reached an all-time high with $25.82 billion in 2006, compared to $23.27 billion in 2005, an 11% increase. Although it fluctuates from year to year, the domestic motion picture exhibition industry has grown in revenues and attendance over the past ten years, with box office receipts up over 60%. Admissions in 2006 were up 3.3% from 2005 to 1.45 billion tickets, ending a three-year downward trend. Growth in the home video market has been driven by increased DVD penetration. Of the $24.3 billion in overall domestic home video industry revenues during 2005, about $16.3 billion came from DVD sales. Declining prices of DVD players, enhanced video and audio quality and special features such as inclusion of previously-deleted scenes, film commentaries and ‘‘behind the scenes’’ footage have all helped increase the popularity of the DVD format, sparking increased home video rentals and sales in recent years. In 2006, new technology — including HD DVD and Blu-Ray formats — has resulted in the introduction of a new cycle of opportunities to distribute entertainment content.

World-wide adoption of broadband has enabled an additional market for media content. The application of digital technology with consumers’ entertainment demand provides a new end-point distribution model which appears to be increasing the overall revenue pie rather than simply cannibalizing existing markets.

The ‘‘home marketplace’’ for motion picture includes: (1) Home Video/DVD, which is the promotion and sale of videocassettes, DVDs and videodiscs to video retailers (including video specialty stores, convenience stores, record stores ‘‘on-line’’ stores (i.e. — Amazon.com) and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing; (2) Pay-per-view television, whereby cable and satellite television subscribers purchase individual programs on a ‘‘per use’’ basis; (3) Pay Cable, which consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services; (4) Broadcast and Basic Cable Television, whereby viewers receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC, and Fox), recently formed networks, independent television stations and cable and satellite networks and stations: and (5) digital downloads and streaming in which the consumer can directly obtain via the internet r content through the use of broadband connections.

Currently the windows of opportunities (excluding impacts of new technologies) for film revenues can be summarized as follows:

Release Period	Months After Initial Release	Approximate Release Period
Theatrical	—	0-3 months
Home video/DVD (1st cycle)	3-6 months	1-3 months
Pay-per-transaction (pay per-view, video-on-demand and digital downloads)	4-8 months	3-4 months
Pay television	9-12 months	18 months
Network or basic cable	21-28 months	18-60 months
Syndication	48-70 months	12-36 months
Licensing and merchandising	Concurrent	Ongoing
All international releasing	Concurrent	Ongoing

According to the Motion Picture Association of America, the average cost to produce and distribute a major studio film in 2006 was $100.3 million, including $65.8 million of production costs and $34.5 million of distribution and marketing expenses (typically called ‘‘P&A’’ or ‘‘prints and advertising’’). In comparison, films released by independent studios (i.e. not produced by a major studio or one of their subsidiaries) typically cost $48.5 million to produce and market in 2006. Despite the limited resources generally available to independent studios, independent films have gained a growing market approval and increased share of overall box office receipts in recent years.

Our Business

Our company is an innovative entertainment and interactive media group thast seeks to capitalize on the global convergence of the traditional entertainment industry and the ‘‘participatory pop culture’’ revolution of online communities and digital technology. In 2006, we produced two motion pictures, each with production budgets of less than $3 million. One of our films was released in 2006 and the other in 2007. Our co-produced film was also released during 2006. We take a disciplined approach to film making with the goal of producing high value content with low production budgets that we can distribute to theatrical and ancillary markets, which include home video and pay and free television, both domestically and internationally. We review a significant number of scripts, looking for quality material primarily targeted to the young adult audience. We develop selected scripts, working with talent agencies and producers to attract talent that appeals to the film’s target audience. We believe the commercial and/or critical success of our films will enhance our ability to attract financing for future projects as well as increase our ability to access top talent and scripts.

Film

Our focus is to develop and produce films that appeal to the 18 to 34 year old demographic, a demographic which we believe purchases movie tickets and DVD’s at a higher rate than the general population. We believe the demand among distributors for films appealing to this demographic is consistent and strong. By focusing on this demographic, we will produce films that have an increased likelihood of performing well at the box office and ancillary markets.

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

Major studios spend considerable sums to test the concept in the market. Given the budget size of these movies, the studios justify this expense as a necessary cost to determine how, when and whether to spend the marketing budget for a film. Independent films of the type that we will produce rely on a lower-cost model for determining when and how much to spend on marketing a particular film. Taking full advantage of platforming (i.e., limited initial theatrical release whereby screens are added based on box office performance), word-of-mouth reviews, reviews in the press, and the relatively large amount of publicity that can attend some of these films, is a relatively efficient indication of a film’s future box office performance. Moreover, this low-cost method of reaching an audience serves to diminish the likelihood of incurring large marketing costs without any positive indication of the film’s performance.

The ability to retain A-level talent to work ‘‘below quote’’ or less than market can lower our costs and risks. The presence of cast at a reduced rate provides box office and home video value without having to make the upfront outlay for their regular salaries. In return for working below quote, the talent is usually compensated through some form of profit participation.

We intend to distribute motion pictures utilizing third party distributors. While there are no scheduled releases for 2007, the strategy will be to release approximately 2 to 4 feature films per year thereafter for domestic and international release subject to our ability to obtain financing. Home video, including television, cable, satellite, pay-per-view, video on demand and DVD as well as digital downloads will also become significant revenue sources for this segment in the future.

We generally receive a producer fee as part of the budget of each film. Profit participation in motion picture projects for our films is generally determined by a calculation that assumes that all ‘‘negative costs’’(production costs) of the picture (including, but not limited to, costs for development, principal photography and post-production) and ‘‘distribution expenses’’ (including, but not limited to, costs for marketing the film at various international film markets as well as costs associated with the delivery of the film and the physical elements to the various licensees of the film) are recovered including a preferred return on the investment. After recoupment of all negative costs and distribution expenses thereon, any amounts payable to creative elements that are contingent compensation (including, but not limited to, deferred compensation and bonuses) are paid to those third parties. The balance, if any, is considered net profits from which profit participation, including to us, is derived.

With respect to other revenue sources, in general, a very important portion of the financing for ‘‘independent’’ motion pictures comes from the ‘‘foreign markets’’ (i.e. those markets outside of the United States and English-speaking Canada). With respect to certain of the productions we are associated with, the third party financier may take ownership and/or control of these rights and use them as collateral or purchase the rights outright in connection with the funding of the pictures others develop. Utilizing this source of funding could increase our ability to successfully fund productions.

Digital Media

In July 2006, the Company formed Ckrush Digital Media Inc. (‘‘Ckrush Digital’’), a subsidiary, to capitalize on the growth of new media and the ‘‘participatory pop culture’’ revolution of online communities and digital technology. Ckrush Digital focuses on the development, acquisition and production of innovative digital content and businesses and works in synergy with our film unit targeting the highly coveted 18 to 34 year old demographic. Ckrush Digital’s main business is to develop and maintain web sites, online communities and technology platforms that allow users to electronically create and publish content, including video, share that content with others and/or connect with others based upon common interests. Revenues will primary be derived through the sale of advertising, sponsorships, e-commerce and subscriptions.

Ckrush Digital’s first initiative, LiveMansion.com, also launched in July 2006, is a vibrant community experience where members are able to meet and interact; create customizable rooms to explore and share personal interests, post photos, audio, and video, email one another and chat on line. Members have the opportunity to post their own content, as well as be able to view exclusive content produced by us, including content generated from our slate of feature films. The site has been developed to be a cornerstone medium as we develop a multi-media business — that includes film making and a formidable social network on the World Wide Web. An example of the type of activities to be incorporated in this offering is LiveMansion: The Movie, the first film to be produced online by a social networking community, whose members are playing the major decision-making role in the project, including casting the film and choosing the director. As of March 29, 2007 the site had amassed over 150,000 registered users and over 600,000 votes were cast in the site’s early rounds of the casting call and director competitions.

On February 5, 2007, Ckrush Digital completed its acquisition of the businesses and assets of Trisoft Media, Inc. and AudioStreet, Inc., including the websites Audiostreet.net and Mixstreet.net The purchase consideration was $600,000 in cash and 4 million shares of common stock. Trisoft Media’s business consists principally of its a custom web design, software development and web hosting. Previous to the acquisition, Trisoft Media was providing website development services to LiveMansion.com.

AudioStreet.Net and MixStreet.Net are online communities that focus primarily on music and music-based content. AudioStreet and MixSteet were launched in 2004 and 2005, respectively as online homes for independent music artists, DJ’s and music mixologists. The sites provide platforms for the promotion and distribution of songs and allow for interaction between musicians and fans. There are approximately 40,000 bands and 20,000 DJ’s on these sites. AudioStreet.Net and MixStreet.Net collectively average 500,000 unique visitors per month and approximately 7 million page views per month. Revenues from these sites were principally derived from the sale of advertising and sponsorships adjacent to the content.

As of December 31, 2006, Ckrush Digital had no revenues.

Our sports entertainment segment principally included the promotion of professional boxing events and professional boxers. As of December 31, 2006, we have assigned our promotional rights to others and are no longer an active promoter.

COMPETITION

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

Major studios have historically dominated the motion picture industry. The term ‘‘major studios’’ is generally regarded in the entertainment industry to mean: Universal Pictures; Warner Bros.; Twentieth Century Fox; Sony Pictures Entertainment; Paramount Pictures and The Walt Disney Company. Competitors other than the major studios include ‘‘independents’’ such as Lions Gate Entertainment Corp, The Weinstein Company, Newmarket Films, First Look Entertainment, Motion Picture Distribution LP and IFC Entertainment.

The growing interactive-community market place is dominated by the success of MySpace, a site connecting principally 15-25 year–olds around their shared interests in meeting, communicating and listening to music. The MySpace audience has rapidly grown virally through members inviting friends to join the site. In 2005, MySpace became part of News Corp., the parent company of Twentieth Century Fox. Other leading websites of the social network genre include Friendster and Facebook, while YouTube is the leading site for the sharing of video content. There are many websites which provide entertainment news, user generated content and /or social networking platforms.

BUSINESS GROWTH STRATEGY

The Company’s growth plans encompass initiatives in film finance, production and distribution, and the development, acquisition and production of innovative digital content and businesses. The strategy consists of:

•	Building an integrated operating group to distribute films and develop digital assets targeting the highly coveted 18-34 year old demographic;

•	Acquiring literary and film properties, with the intention of developing, financing, producing and distributing these properties utilizing leading third parties in each area;

•	Managing the risk associated with the financing of independent film production by creating film financing pools;

•	Strengthening our relationships with independent distributors to promote domestic and foreign sales of our entertainment content; and

•	Developing, acquiring and maintaining destination websites forming a portfolio of commercial opportunities for advertising, sponsorship, ecommerce and subscription revenues.

EMPLOYEES

We have eleven full time employees as of March 29, 2007. We have not experienced any work stoppages and consider our relations with our employees to be good. None of our employees is included in a collective bargaining unit.

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

We have incurred net losses of $11.8 million and $7.7 million during the year ended December 31, 2006 and 2005, respectively. In addition, we are not in compliance with the payment terms for $2.1 million of our outstanding notes and loans payable including unpaid interest. Further, we had a stockholders’ deficiency of $15.7 million at December 31, 2006. Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of the notes and loans payable in default. However, if we are unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations. These factors raise substantial doubts about our ability to continue as a going concern.

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

Our businesses require a substantial investment of capital.    The production, acquisition and distribution of motion pictures require a significant amount of capital. There is a significant amount of time which may elapse between our expenditure of funds and the receipt of commercial revenues from our motion pictures as well as our other businesses. This time lapse requires us to fund a significant portion of our capital requirements through loans from various sources. Although we intend to continue to reduce the risks of our production exposure through the use of borrowings, we cannot predict with any certainty that we will continue to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and consequently bear greater financial risks. As we expand our operations to include acquisition and development of interactive websites and the business of custom web design, software development and web hosting our capital requirements will increase including amounts for working capital. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Budget overruns may adversely affect our business.    Our business model requires that we be efficient in the production of our motion pictures. Actual motion picture costs often exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. The business activities related to custom web design and software development have similar risks and uncertainties and may require increased financial resources to complete projects. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

In addition, if a motion picture or television production incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, results of operations and financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and thus the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Similarly, custom web design and software development has similar risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Production costs and marketing costs are rising at a faster rate than increases in either domestic admissions to movie theatres or admission ticket prices, leaving us more dependent on other media, such as home video, television and foreign markets, and new media. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, results of operations and financial condition. In addition, our cost for acquisition, development and maintenance of content sharing sites as well as promotional costs will be significant going forward requiring new revenue sources for us which we have little experience in developing.

Failure to achieve and maintain effective disclosure controls or internal controls could have a material adverse effect on our ability to report our financial results timely and accurately.

As a result of our settlement with the SEC, we retained the services of an independent consultant to analyze our system of internal accounting controls and accounting and financial reporting processes and oversee the implementation of improved processes in these areas. As a result of the consultant’s services, we completed a comprehensive evaluation and testing of our internal controls over financial reporting which resulted in a set of documented disclosure controls and procedures, including our internal controls and procedures for financial reporting. However, management recognizes that improvements are still necessary in the following areas:

•	Maintaining sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (GAAP) commensurate with our financial reporting requirements; and

•	Maintaining adequate segregation of duties in key functions.

In light of the above noted deficiencies related to our internal controls and processes over financial reporting we must performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accordingly, we must continue to incur expenses and will devote management resources to the review process. Further, effective internal controls and procedures are necessary for us to continue to provide reliable financial reports. If our internal controls and procedures become ineffective, we may not be able to provide reliable financial reports, and our business and operating results could be harmed.

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

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are difficult to predict, in some future quarters, our operating results may fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may fall significantly. Factors that affect our quarterly and annual operating results include, among other things, the following:

•	market acceptance of our film properties will impact the revenues that we earn from producing films;

•	timing of film releases will impact our marketing and exploitation costs;

•	our website’s attractiveness and ‘‘stickiness’’ will impact traffic and affect our ability to gain and maintain advertising and related revenues;

•	similarly increased traffic to our social networking communities will cause increasing infrastructure expenses; and

•	continued adverse rulings and/or in connection with our various legal and other contingencies could cause additional expense to the Company.

We have exposure to pending litigation.

We are currently involved in several legal disputes concerning contractual rights and breaches of contracts principally related to the sports promotion business, certain service providers, and other issues. If we were not to prevail in any one or several of these matters there can be no assurances that there will not be a material adverse affect on us. For further information on any of the present legal matters refer to Item 3. Legal Proceedings.

If we do not manage our growth efficiently, we may not be able to operate our business effectively.

We expect to expand our operations and we will seek additional financing to fund such expansion. If we expand our operations, we may strain our management, operations, systems and financial resources. To manage our future growth, we must improve and effectively utilize our existing operational, management, marketing and financial systems, successfully recruit, hire and manage personnel and maintain close coordination among our technical, finance, marketing, sales and production staffs. We may need to hire additional personnel in all areas of our business during 2007. In addition, in accordance with our settlement with the SEC, we have to improve our accounting systems, internal control procedures, and computer software and hardware systems in order to be compliant with Sarbanes-Oxley as well as to operate our business more effectively and manage our expansion. Our failure to effectively manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we anticipate.

We have limited experience in the media industry.

The future of our business depends on a diversified strategy that incorporates a major investment into feature length film properties and interactive media. There are significant additional responsibilities that come with entering into new industries, including, without limitation, greatly increased contract negotiations, restrictions on selective disclosure, procuring agreements with established third parties and, potentially, liaison with the media and analyst community. We cannot assure you that our management team will be able to successfully discharge these additional responsibilities, and their failure to do so could have a material adverse effect on the trading price of our common stock and, potentially, our revenues, profits, results of operations, financial condition and future prospects.

Our revenues and results of operations vary from quarter to quarter. If we fail to project accurately and experience significant revenue shortfalls, we could be forced to discontinue a portion or all of our operations.

Our revenues and results of operations depend to a significant degree upon the timing and receipt of revenue from licensing, production fees and distribution of motion pictures and television programming. While most of our licensing fees are paid immediately upon entering into the license agreements, some are deferred until the licensor’s production costs are recouped. Production fees are not earned until the production is begun and expenses related to the production are incurred. Furthermore, motion pictures often have long production cycles, making it difficult to predict when they will be completed and released for distribution. We have not previously generated revenues from interactive media sources and we expect that these revenues will be dependent on increasing the traffic to our websites. While we expect to grow virally, such growth will be dependent on the quality of our site’s content. All of these factors make it difficult to predict with certainty when revenues might be received. Results in any particular quarter may not be indicative of results in subsequent periods. If, because of the variance in our quarterly operating results, we fail to plan or project accurately, we could be subject to unexpected revenue shortfalls. If we were unable to obtain financing to cover the revenue shortfalls, we could have to discontinue a portion or all of our operations for some period of time or even indefinitely.

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

Competition in the entertainment industry is intense for many reasons, including the domination of the industry by multi-national, multi-media conglomerates. Because of our lack of funds and other resources, we may not be able to compete successfully with other producers of entertainment.

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

A significant portion of our revenues will be generated from a limited number of film projects that change from period to period. Projects vary from period to period due to the opportunities available to us and to audience response, both of which are unpredictable and subject to change. The loss or failure of a major project, unless replaced by other projects, could have a material adverse effect on our results of operations and financial condition as well as on the market price of our securities. There is no assurance that any project we invest in will be successful.

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

In order to induce a group of investors to invest in and make accommodations in certain properties, we entered into agreements whereby we guaranteed the repayment of their investments, plus accrued interest, some of which have not been repaid in accordance with the terms. While our guaranty to a group of investors in our film projects was satisfied from proceeds from the sale of the distribution rights, we did have to satisfy an obligation to pay interest on the amount invested. We are still obligated to another investor and we may be required in the future to make similar accommodations to attract investors in our projects. These investors may foreclose on their collateral or other actions to cause the repayment of their investment and if this were to occur, our revenues, profits, results of operations, financial condition and future prospects would be materially and adversely affected.

Our operations are affected by general economic conditions and public tastes.

Our operations are affected by general economic conditions and, therefore, our future success is unpredictable. The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions could result in our customers or potential customers having less discretionary income to spend on our live and televised entertainment and branded merchandise, which could have an adverse effect on our business and/or prospects. Public tastes are unpredictable and subject to change and may be affected by changes in the country’s political and social climate. A change in public tastes or decline in general economic conditions may adversely affect our future success.

Our stock price may decline in the future, and a public market may not develop or exist for you to sell our common stock.

Our common stock is quoted on the ‘‘OTCBB’’ with a stock symbol of CKRH. An active trading market may not develop in the future, or if one does develop, be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are effectively a new public company with a limited operating history. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control: variations in our quarterly operating results; changes in securities analysts’ estimates of our financial performance; changes in general economic conditions and in the entertainment and digital media industries; changes in market valuations of similar companies; announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments; loss of a partner or joint venture participant; and, the addition or loss of key managerial and creative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Purchasers of our securities may be adversely affected by the penny stock regulations.

The Securities and Exchange Commission adopted Rule 15g-9 which establishes the definition of a ‘‘penny stock,’’ for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.	DESCRIPTION OF PROPERTY

We lease approximately 4,000 square feet for our headquarter facilities at 336 West 37th Street, Suite 410, New York, New York 10019. Minimum annual lease payments are approximately $119,000 for 2007, $124,000 for 2008 and $31,000 for 2009. The lease expires March 31, 2009. Rent expense for 2006 and 2005 was $97,000 (net of sub rental amounts of $41,000) and $75,000, respectively. The Company is also obligated under a lease that was transferred to the Company’s former President in 2006. The transferred lease expires January 31, 2008 As of December 31, 2006 remaining minimum rental obligation is $79,000.

Item 3.	LEGAL PROCEEDINGS

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against us and James Di Lorenzo, a former officer/director, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, we agreed with Designscape to settle the matter. On September 18, 2006, we agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on unpaid balance from September 25, 2005 payable on September 30, 2009. During 2006, in accordance with the agreement, we made required payments of $50,000.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from one of our subsidiaries, arising from a previous settlement agreement, instituted a second arbitration proceeding against us seeking to recover $172,000 plus attorneys’ fees and costs. We answered, seeking a declaration that we had no further obligation due to breaches of the related agreement. We also filed a counterclaim seeking to recover amounts previously paid related to the previous agreement. In April 2006, we paid $31,000 to the holder to reduce the outstanding principal. In September 2006, we and Layfield entered into a settlement agreement in which we agreed to pay Layfield $170,000 in four payments from October 2006 through August 7, 2007. If we do not make the scheduled payments we will be obligated to pay Layfield $200,000, less payments actually made under this agreement. During 2006 and through March 29, 2007, we made payments aggregating $50,000 and $40,000, respectively, in accordance with the agreement.

Shane Mosley

In November 2005, we and our former President entered into a settlement agreement with Shane Mosley, a boxer, related to a judgment in connection with an unpaid boxing purse. We agreed to pay

$565,000 to Mosley in installments out of 60% of the net profits from any boxing events promoted or co-promoted by us (retroactive to September 2005) until the outstanding sum, plus accrued interest, is paid in full. In addition, we are entitled to a $100,000 credit against the above settlement amount, contingent upon the transfer and assignment of the rights to the Mosley Video Library. Any unpaid amounts are due on December 31, 2008.

In December 2006, Mosley filed a motion to restore the judgment as result of an alleged breach of the settlement because of non compliance to the settlement including the alleged decision to exit the boxing business. In January 2007, we filed our opposition to this motion and argued that these issues require a hearing and preclude summary adjudication.

First Equity

In June 2005, First Equity Capital Corporation (‘‘First Equity’’) filed an action against us in state court in Florida, alleging that we breached an unsigned agreement pursuant to which we allegedly hired First Equity to provide certain services. First Equity alleges that we are obligated to pay First Equity $1.5 million and to issue First Equity up to 4 million registered shares of common stock. In December 2005, William Nichols & Associates, Inc. (‘‘Nichols’’) and Norman Brodeur filed a motion to intervene alleging that First Equity, acting as an agent for us, engaged Nichols to raise capital on our behalf and was entitled to $250,000 of First Equity’s fee and 3 million of the shares of stock claimed by First Equity. This motion was granted in March 2006.

The Company has filed answers denying any liability to First Equity and Nichols and raised numerous affirmative defenses. The Company is in the process of taking discovery in these matters and intends to vigorously defend.

National Sports Partners

In May 2003, National Sports Partners (‘‘NSP’’), the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, we reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. We paid only $65,000 of such amount. In November 2006, NSP was awarded a judgment in the amount of $256,000 plus interest.

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa, commenced an action in the Supreme Court of the State of New York against us and our former president, alleging that we breached an agreement to share certain profits related to certain boxers. In February 2003, we agreed to pay $580,000. We have not made any payments pursuant to the settlement agreement.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company (‘‘Chase’’) obtained a judgment in the amount of $95,000 against Cedric Kushner, our former President, and us in connection with our default on an outstanding note. In May 2004, Chase agreed to allow us to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at December 31, 2006 amounted to $76,000. We are not in compliance with the terms set forth in the forbearance agreement.

Securities & Exchange Commission

On March 24, 2004, the United States Securities and Exchange Commission (the ‘‘SEC’’) brought a civil action against us, Cedric Kushner, James DiLorenzo and Steven Angel in federal district court.

The action alleged several violations of the Securities Exchange Act of 1934 and the Public Company Accounting Reform and Investors Protection Act of 2002.

The United States District Court entered final judgments confirming the settlement of this matter with Cedric Kushner, our former President, individually, on November 30, 2005 and with us on December 2, 2005. Under the settlement, without admitting or denying the allegations of the complaint, we consented to a permanent injunction against future violations of the securities laws and agreed to implement certain governance measures within 60 days (all of which was implemented within the required timeframe):

In addition, we agreed that we would not pay Mr. Kushner and Mr. Di Lorenzo compensation as officers or directors following their resignations as officers and directors. Mr. Kushner, without admitting or denying the allegations of the Commission’s complaint, entered into a separate settlement.

The United States District Court dismissed the claims against the Steven Angel on his motion for summary judgment and dismissed the action as to him in its entirety.

The SEC action remains pending against Mr. Di Lorenzo.

Other

There are other matters in which we entered into settlements in prior years for which we have not made the required payments.

In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of December 31, 2006, we had accrued $2.0 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

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

Quarter Ended:	High*	Low*
2005
March 31, 2005	$.58	$.22
June 30, 2005	.50	.22
September 30, 2005	.32	.15
December 31, 2005	.44	.13
2006
March 31, 2006	.28	.20
June 30, 2006	.50	.20
September 30, 2006	.35	.18
December 31, 2006	.28	.18

*	Pink Sheet market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

The per share closing sales price of the common stock as reported by the ‘‘Over the Counter Bulletin Board’’ on March 29, 2007, was $.20. As of March 29, 2007, there were approximately 250 holders of record of common stock and shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no restrictions that limit our ability to pay dividends in the future.

Recent Issuances of Unregistered Securities.

The issuances described in this Item 5 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering.

During the three months ended December 31, 2006, we sold in private placements (i) 350,000 shares of common stock at $.20 per share together with 175,000 warrants to purchase common stock at $.30 per share; (ii) 433,333 shares of common stock at $.15 per share and (iii) 12,050,000 shares (to be issued upon approval of an increase in the authorized number of shares by the stockholders) at $.10 per share together with 12,300,000 warrants to purchase common stock at $.10 per share.

During this period we issued 255,534 shares of common stock in connection with the conversion of $25,563 of notes payable including accrued interest; 20,000 shares in settlement of a dispute; and 128,333 shares upon the ‘‘cashless’’ exercise of warrants. In addition we issued 60,000 shares upon the conversion of 60 shares of Series E preferred stock.

In February 2007, as a result of the approval to increase our authorized number of common shares, we issued 12,050,000 shares sold in connection with a private placement during the fourth quarter of 2006 and an additional 2,250,000 shares sold in January 2007 as part of the same placement.

Also in February 2007, in accordance with a consulting agreement entered into in 2006, the first quarterly installment of 500,000 shares were issued to the consultant’s designees and in accordance with a consulting agreement entered into in January 2007 we issued 2,000,000 shares of common stock to another consultant. The Company also issued 786,306 shares to holders of notes payable aggregating $163,000, including accrued interest, and issued 849,060 shares in settlement of the Company’s guarantee of an obligation of Pledge This Holding, LLC. Further, as a result of a ‘‘cashless’’ exercise of warrants we issued 142,105 shares of common stock.

Equity Compensation Plan Information

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	150,000	$.76	1,000,000
Equity compensation plans not approved by security holders(1)	31,699,000	$.18	—
Total	31,849,000		1,000,000

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION AND CERTAIN CAUTIONARY STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ and elsewhere in this annual report on Form 10-K.

OVERVIEW

We are an innovative entertainment and interactive media group seeking to capitalize on the global convergence of the traditional entertainment industry and the ‘‘participatory pop culture’’ revolution of online communities and digital technology. We produce feature films and other content and develop and maintain web sites, including online communities, primarily geared towards young adults, 18-35. Our feature film productions include ‘‘Beer League,’’ starring Artie Lange, and ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. Our ‘‘LiveMansion.com’’ (http://www.livemansion.com/) is a fully interactive social network. We recently acquired the businesses of Trisoft Media and AudioStreet consisting of website design, development, hosting, advertising and media placement and the online communities AudioStreet.net and MixStreet.net.

Reportable Segments

We have two reportable segments: media entertainment and sports entertainment. The media segment consists primarily of projects that we currently produce or will produce or co produce such as feature films, DVD titles, television programming and other similar products. In 2006 we formed an interactive media group which had no significant revenues. The costs related to website development of LiveMansion.com and exploitation costs for Live Mansion: The Movie were included in media entertainment segment for 2006. Our sports entertainment segment principally included the promotion of professional boxing events and professional boxers. As of December 31, 2006, we have assigned our promotional rights to others and are no longer an active promoter.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our consolidated financial statements because they are affected significantly by management’s judgments, assumptions and estimates.

Revenue Recognition

•	Media entertainment revenue includes revenues from the sale or licensing of films and is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ‘‘Accounting by Producers or Distributors of Films’’. Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of digital video disks (‘‘DVDs’’) in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of shipment to the customer or ‘‘street date’’ (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenue from sales to international territories is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced

•	Fight revenue, promotional fight revenue is comprised of box office ticket sales, site fee income, sponsorships and endorsements. Fight revenue is recognized in full on the date of the event.

Website Development Expenses

Our LiveMansion.com site is comprised of various features, which contribute to the site’s overall functionality. We will capitalize costs incurred for the production of computer software that generates the functionality once technological feasibility is established and it is determined that such costs should be recoverable against future revenues. Website development costs incurred prior to the determination that the product is technologically feasible, as well as maintenance costs for established products, are expensed as incurred. As of December 31, 2006, we have not capitalized any costs incurred for LiveMansion.com and we have not earned any revenues related to the website.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets’ carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of such assets in relation to the operating performance and future discounted cash flows of the underlying business. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

Intangible Assets

As a creator and distributor of entertainment copyrights, we have a significant and growing number of intangible assets, including video and television libraries, trademarks and contractual relationships. In accordance with accounting principles generally accepted in the United States of America, the Company does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce a copyrighted product, are either expensed as incurred, or capitalized as tangible assets, as in the case of inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material.

Intangibles are being amortized over their estimated useful lives ranging from 5 to 10 years, utilizing the straight-line method. Video and television libraries related to the sports entertainment segment were amortized over their estimated useful lives of 5 years, utilizing the straight-line method.

See also Website Development Expenses.

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

At December 31, 2006 and 2005, we provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain. Utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

YEAR ENDED DECEMBER 31, 2006 VERSUS YEAR ENDED DECEMBER 31, 2005

The following represents a comparison of segment operating results for the years ended December 31, 2006 and 2005

	2006	%	2005	%
Net revenues
Media entertainment	$1,646,278	100.0%	$101,033	14.4%
Sports entertainment	—	—	602,983	85.6
	1,646,278	100.0	704,016	100.0
Cost of revenues and other
Media entertainment	3,211,127	197.5	840,962	119.5
Sports entertainment	(66,227)	(4.1)	576,681	81.9
	3,144,900	193.4	1,417,643	201.4
Segment profit/(loss)
Media entertainment	(1,564,849)	(97.5)	(739,929)	(105.1)
Sports entertainment	66,227	4.1	26,302	3.7
	$(1,498,622)	(93.4)%	$(713,627)	(101.4)%

Net revenues increased by $942,000 to $1.6 million for the year ended December 31, 2005 from $704,000 in the prior year.

The increase in net revenues was principally the result of the recognition in net revenues of the minimum guarantee we earned from the domestic distributor as a result of the theatrical release of ‘‘Beer League’’ staring Artie Lange during the year. The absence of revenues in the sports segment reflects the reduction in our involvement in the promotion of boxing.

Cost of revenues and other relate to the production costs for filmed products ($3.1 million — 2006 and $421,000 — 2005) related impairment charges of ($915,000 — 2006 and $460,000 — 2005) and depreciation and amortization ($9,000 — 2006 and $228,000 — 2005), net of allocation of losses to minority interests, in 2006, of $843,000. The net increase in these costs reflects the charge, in 2006, for the allocation of film costs based upon the film forecast method and impairment charges based upon management’s estimates of the net realization value of our investment in film projects. Cost of revenues and other for boxing events in 2006 principally includes the gain from the sale of exclusive promotion agreements versus event costs in 2005.

Our segment operating loss increased $785,000 to $1.5 million in 2006 from a loss of $714,000 for the prior year. The increase in the segment operating loss is principally attributable to the release of ‘‘Beer League’’ and the increased impairment charges mentioned above.

Selling, general and administrative expenses increased by $6.9 million, to $12.6 million for the year ended December 31, 2006, from $5.7 million in the prior year. The increase was attributable to the increase in non-cash compensation charges of $6.4 million as a result of the issuances of stock options to the new management team and new Board of Directors, as well as the implementation of FASB 123 (R). The balance of the increase is principally the result of increase in compensation expense for the new management team which for certain members was accrued and not paid in 2006.

Interest and financing costs includes, charges for the beneficial conversion features related to convertible indebtedness as well as fair market valuations of our securities issued in lieu of cash payments for financing activities decreased by $748,000 to $521,000 in 2006 from $1.3 million in the prior year. This decrease is primarily attributable to the discontinued issuance of convertible notes and conversion of the existing indebtedness into equity in both periods.

Other income consists principally of gains related settlements with related parities ($2 million), reduction in recorded obligations ($1.3 million), minority interests in the film projects ($843,000); change in fair value of derivative liability ($118,000). In the opinion of management these items, exclusive of the reduction in recorded obligations will not have a material impact on the results of operations in 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the fiscal year ended December 31, 2006. Additionally, we review our relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity. If the determination is made that we are the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. (‘‘FIN’’) 46, ‘‘Consolidation of Variable Interest Entities’’. Investments in which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses of $11.8 million and $7.7 million during the year ended December 31, 2006 and 2005, respectively. In addition, we are not in compliance with the payment terms for $2.1 million of our outstanding notes and loans payable including unpaid interest. Further, we had a stockholders’ deficiency in excess of $15.7 million at December 31, 2006. Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of the notes and loans payable in default. However, if we are unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

We have also taking actions to address liquidity in order to finance our operations in the following ways:

•	entering into new initiatives to develop and acquire additional internet websites in order to deliver unique viewers for commercial purposes;

•	developing additional sources of debt and equity financing to satisfy our current operating requirements;

•	produce and distribute film properties as well as other entertainment projects; and

•	pursuing production partnerships and joint ventures to fund projects.

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

We are of the opinion, based upon advise of counsel, that we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims described in Item 3 — Legal Proceedings. As of December 31, 2006, we had accrued approximately $2.0 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Cash Flows

At December 31, 2006, the Company’s cash position reflected a balance of $1.5 million, exclusive of a restricted deposit required by our consent decree with the SEC to cover the cost of a special consultant, compared to $57,000 in the prior year.

Operating Cash Flows.    In 2006, our principal operating source of cash was from media entertainment sales and related advance receipts. For the 2006 year, we used cash of $2.9 million in operating activities principally to fund the cash loss of $5.2 million, the net loss of $11.8 million, exclusive of non cash charges of $10.8 million and gains which did not provide cash of $4.3 million. Cash generated from the liquidation of net working capital items of $2.3 million was utilized in funding the balance of the net loss.

Our principal operating source of cash in 2005 was from the revenues from the promotion boxing events and media sales.  Our principal operating uses of cash related to costs of the events and film costs. For the year ended December 31, 2005, we used cash of $5.4 million in operating activities principally to fund the loss of $3.3 million, excluding non cash items of $4.4 million and the acquisition of film costs of $3.9 million. Cash from operations was principally provided by the increase in amounts due for payables and other accruals of $1.8 million.

Investing Cash Flows.    Cash provided from investing activities of $265,000 and $23,000 for the years ended December 31, 2006 and 2005, respectively, was principally related to proceeds from sale of assets related to our boxing business ($355,000 — 2006 and $50,000 — 2005) net of purchases of computer equipment and leasehold improvements of $88,000 (2006) and $27,000 (2005).

Financing Cash Flows.    In 2006, net cash generated from financing activities was $4.1 million. Net proceeds included $2.2 million and $1.2 million from equity and debt issuances, respectively and $1.8 million for revenue participation rights (‘‘minority interests’’). Financing outflows in 2006 included $1.2 million for payments of obligations and $450,000 to the holders of the revenue participation rights. Net cash generated from financing activities for the year ended December 31, 2005 was $5.2 million which consisted of net proceeds of $4.6 million for revenue participation rights and $1.7 million from the issuance of equity securities and short-term borrowings, net of repayments of indebtedness of $1.1 million.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the impact of SAB 108 to be not material.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s year end 2008, although early adoption is permitted. The Company is assessing the potential effect of SFAS 157 on its financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

ITEM 7.	FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Ckrush, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ckrush, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ckrush, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ckrush, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company’s significant operating losses and significant working capital deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 4, 2007

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$1,504,572	$57,533
Accounts receivable	1,000,037	15,431
Prepaid expenses and other assets	26,034	143,955
Film costs	1,165,005	3,998,746
Assets held for sale to former president	—	213,559
Property and equipment – net	78,582	18,962
Cash – restricted	48,397	150,000
Total Assets	$3,822,627	$4,598,186
Liabilities and Stockholders’ Deficiency
Accounts payable and accrued expenses	$4,645,642	$4,900,440
Accrued litigation and judgments payable	2,016,795	2,135,103
Notes and loans payable, including accrued interest	2,536,147	2,671,231
Due to related parties	89,692	606,939
Deferred revenues	393,000	—
Deferred settlement with related party	—	1,478,845
Participation payables	—	400,000
Derivative liability	3,086,361	—
Common stock to be issued	1,563,446	—
Minority Interests	5,232,441	4,708,130
Commitments, Contingencies and Other Matters
Stockholders’ Deficiency
Series D, $.01 par value, authorized 399,752 shares, 399,752 shares issued and outstanding (liquidation preference of $2,430,000)	3,998	3,998
Series E, $.01 par value, authorized 14,000 shares, 940 shares issued and 1,388 outstanding (liquidation preference of $338,544 in 2005)	9	14
Common stock, $.01 par value, authorized 100,000,000 shares 85,399,521 and 70,994,163 shares issued and outstanding	853,995	709,942
Additional paid-in capital	46,898,157	40,872,945
Accumulated deficit	(60,122,397)	(48,363,005)
Deferred compensation	(3,289,659)	(5,441,396)
Treasury stock, at cost – 104,784 shares of common stock	(85,000)	(85,000)
Total Stockholders’ Deficiency	(15,740,897)	(12,302,502)
Total Liabilities and Stockholders’ Deficiency	$3,822,627	$4,598,186

See notes to consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005
Net revenues	$1,646,278	$704,016
Operating costs and expenses
Cost of revenues	3,130,110	574,075
Selling, general and administrative	12,589,915	5,670,317
Depreciation and amortization	44,496	391,941
Impairment charges	914,975	460,422
Settlement costs	622,755	—
Gain on sale of exclusive promotion agreements	(81,852)	—
	17,220,399	7,096,755
Loss from operations	(15,574,121)	(6,392,739)
Other income (expenses)
Interest and financing expense – net	(517,586)	(1,270,027)
Interest expense – related parties	(3,454)	(7,049)
Change in fair value of derivative liability	118,531	—
Gain from reduction in obligations	1,345,808	—
Gain on settlements with related parties	2,007,408	—
Other	20,709	—
Minority interest	843,313	—
	3,814,729	(1,277,076)
Net loss	(11,759,392)	(7,669,815)
Deemed dividend on Series E preferred stock	—	(280,452)
Net loss attributable to common stockholders	$(11,759,392)	$(7,950,267)
Net loss per common share (basic and diluted)	$(0.15)	$(0.13)
Weighted average number of common shares outstanding (basic and diluted)	79,415,215	62,461,790

See notes to consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock				Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Total Stockholders’ Deficiency
	Series D		Convertible Series E
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2004	399,752	$3,998	4,243	$42	53,882,812	$538,828	$28,069,180	$(40,412,738)	$(567,040)	(104,784)	$(85,000)	$(12,452,730)
Issuance of preferred stock			2,316	24			833,840					833,864
Issuance of common stock and warrants inconnection with:
conversion of preferred stock			(5,171)	(52)	5,171,258	51,713	(51,661)					—
consulting fees					3,500,000	35,000	7,525,000		(7,560,000)			—
conversion of notes and loans payable					5,411,827	54,118	1,566,206					1,620,324
professional fees					145,000	1,450	188,650					190,100
deferred settlement					800,000	8,000	1,352,000					1,360,000
private placement					1,001,600	10,016	240,384					250,400
services					150,000	1,500	28,500					30,000
in lieu of interest payments					750,000	7,500	216,486					223,986
financing fees					100,000	1,000	109,250					110,250
‘‘cashless’’ exercise of warrants					206,666	2,067	(2,067)					—
Issuance of warrants to joint venture partners							100,000					100,000
Amortization of deferred consulting fees									2,511,833			2,511,833
Amortization of deferred signing bonuses					(125,000)	(1,250)	(105,000)		173,811			67,561
Beneficial conversion feature of conversion							802,177	(280,452)				521,725
Net loss								(7,669,815)				(7,669,815)
Balance, December 31, 2005	399,752	$3,998	1,388	$14	70,994,163	$709,942	$40,872,945	$(48,363,005)	$(5,441,396)	(104,784)	$(85,000)	$(12,302,502)
Issuance of common stock in connection with conversion of Series E Preferred Stock			(448)	(5)	447,343	4,474	(4,469)					—
conversion of notes and loans payable					4,360,724	43,607	998,667					1,042,274
private placements					7,448,958	74,489	1,006,221					1,080,710
‘‘cashless’’ exercise of warrants and options					2,128,333	21,283	(21,283)					—
settlement					20,000	200	4,600					4,800
Compensation expense – employee stock options							4,033,160					4,033,160
Issuance of warrants in connection with debt conversion							11,500					11,500
contracts for services							3,050,000		(3,050,000)			—
Amortization of deferred compensation									5,201,737			5,201,737
Reclassification of derivative liability							(3,204,892)					(3,204,892)
Beneficial conversion feature – notes payable							151,708					151,708
Net loss								(11,759,392)				(11,759,392)
Balance, December 31, 2006	399,752	$3,998	940	$ 9	85,399,521	$853,995	$46,898,157	$(60,122,397)	$(3,289,659)	(104,784)	$(85,000)	$(15,740,897)

See notes to consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(11,759,392)	$(7,669,815)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	44,496	391,941
Amortization of debt discount	132,422	507,792
Impairment charges	914,975	460,422
Accrued settlement costs	382,228
Settlements through issuance of stock (including shares to be issued	229,766
Non-cash compensation expenses	9,234,897	2,899,494
Gain on sale of promotional rights	(81,852)
Gain from reduction in obligations	(1,345,808)
Gain on settlement with related parties	(2,007,408)
Minority interest	(843,313)
Change in fair value of derivative liability	(118,531)
Financing costs paid in stocks and warrants		110,250
(Increase) decrease in operating assets
Accounts receivable	(984,606)	77,899
Film costs – net	2,065,766	(3,946,214)
Prepaid expenses and other assets	(26,034)	(70,429)
Restricted cash	101,603	(150,000)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	729,752	1,564,146
Accrued litigation and judgments payable	(153,720)	184,743
Notes and loans payable – accrued interest	188,937	260,062
Deferred revenues	393,000	—
Net Cash Used In Operating Activities	(2,902,822)	(5,379,709)
Cash Flows From Investing Activities
Purchases of property and equipment	(88,491)	(26,682)
Proceeds from sales of exclusive promotional agreements	140,000	50,000
Proceeds from sale of assets to former president	213,559	—
Net Cash Used In Investing Activities	265,068	23,318
Cash Flows From Financing Activities
Proceeds from issuance of:
common stock	1,080,710	634,800
common stock to be issued	1,087,500	250,400
production interests (minority interests)	1,782,618	4,648,130
notes and loans payable – other	1,110,000	730,000
notes and loans payable – related parties	76,453	—
Payment to related party – deferred settlement	(257,000)	—
Repayment of production interests	(450,000)	—
Repayment of notes and loans payable – other	(254,930)	(491,000)
Repayment of notes and loans payable – related parties	(70,561)	(577,705)
Net Cash Provided From Financing Activities	4,084,790	5,194,625
Net Increase (Decrease) In Cash	1,447,036	(161,766)
Cash and cash equivalents – beginning of period	57,533	219,299
Cash and cash equivalents – end of period	$1,504,572	$57,533
Supplemental Disclosures:
Cash paid during the period for
Interest	$95,750	$131,420
Non-cash investing and financing activities
Issuance of common stock and warrants for
deferred compensation	$3,050,000	$7,660,000
upon conversion of notes and loans payable	1,053,774	1,620,324
conversion of note payable – related party	—	1,360,000
conversion of officer loan	—	620,284
film project guarantee	—	233,986
conversion Series E preferred stock	4,474	51,713
cashless exercise of warrants	21,283	2,067
common stock issued and to be issued in connection with settlements	194,737	—
Issuance of notes payable for accrued expenses	—	876,377
Issuance of preferred stock for accrued expenses	—	199,064
Increase in minority interest	—	60,000

See notes to consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

Ckrush, Inc. and subsidiaries (the ‘‘Company’’) is an innovative entertainment and interactive media group that seeks to capitalize on the global convergence of the traditional entertainment industry and the ‘‘participatory pop culture’’ revolution of online communities and digital technology. Ckrush produces feature films and other content and develops and maintains web sites, including online communities, primarily geared towards young adults 18-34. Ckrush feature film productions include ‘‘Beer League,’’ starring Artie Lange, and ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. Ckrush’s ‘‘LiveMansion.com’’ (http://www.livemansion.com/) is a fully interactive social network. Ckrush recently acquired the businesses of Trisoft Media and AudioStreet consisting of website design, development, hosting, advertising and media placement and the online communities AudioStreet.net and MixStreet.net (See Note 17 — Subsequent Event.)

Note 2.    Basis of Presentation

The Company has incurred net losses of $11.8 million and $7.7 million during the years ended December 31, 2006 and 2005, respectively. In addition, the Company is not in compliance with certain of its outstanding notes and loans payable including unpaid interest and may not be in compliance with certain its past settlements including legal judgments. Further, the Company had a stockholders’ deficiency of $15.8 million at December 30, 2006. Historically, the Company has successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, the Company hopes to remedy these possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of its obligations. However, if the Company’s lenders are unwilling to continue to refrain from demanding compliance by the Company to payment terms for its indebtedness, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

The Company is also taking actions to address liquidity in the following ways:

•	continuing to negotiate with existing creditors to convert their indebtedness into equity;

•	developing additional sources of debt and equity financing to satisfy our current operating requirements;

•	entering into new initiatives to develop and acquire additional internet websites in order to deliver unique viewers for commercial purposes;

•	produce and distribute film properties as well as other entertainment projects; and

•	pursuing production partnerships and joint ventures to fund projects.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company’s business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

These factors raise substantial doubt about the Company’s ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

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

Sports entertainment revenues, principally promotional fight revenue is comprised of box office ticket sales, site fee income, sponsorships and endorsements. Fight revenue is recognized in full on the date of the event. The Company has not promoted a fight since 2005 and has assigned its promotional rights to others.

Website Development Expenses

The Company’s LiveMansion.com site is comprised of various features, which contribute to the site’s overall functionality. The Company will capitalized costs incurred for the production of computer software that generates the functionality once technological feasibility is established and it is determined that such costs should be recoverable against future revenues. Website development costs incurred prior to the determination that the product is technologically feasible, as well as maintenance costs for established products, are expensed as incurred. As of December 31, 2006, the Company has not capitalized any costs incurred for LiveMansion.com and has not earned any revenues related to the site.

Cash and cash equivalents

Cash and cash equivalents include cash and highly liquid debt investments with original maturities of ninety days or less when purchased, which are carried at the lower of cost and fair market value.

Restricted Cash

As a result of our settlement with the SEC, the Company was required to escrow funds for the retention of an independent consultant to analyze our system of internal accounting controls and accounting and financial reporting processes and oversee the implementation of improved processes in these areas.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Accounts Receivable

Accounts receivable are uncollateralized, non-interest-bearing obligations due principally from our film distributors. Accounts receivable are stated at the amount billed.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflect the Company’s best estimate of the amounts that may not be collected. This estimate is based on management’s assessment of current credit worthiness to determine the portion, if any, of the balance that will not be collected. Management also considers the need for additional general reserves and reviews its valuation allowance on a quarterly basis. As of December 31, 2006 and 2005 there was no valuation adjustment.

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

Investment in films is stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates.

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

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2006 and 2005 were $65,000 and $49,000, respectively.

Stock Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revised SFAS 123, Accounting for Stock-Based

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the requisite service period. The Company adopted SFAS 123R effective January 1, 2006.

Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Prior to January 1, 2006, the Company followed the disclosure-only provisions under SFAS 148. As of January 1, 2005, all outstanding employee options were vested therefore there would have been no impact on compensation cost for the Company’s stock option during the 2005 period utilizing the fair value method set forth in SFAS 123(R).

In February and in June 2006, options were awarded to officers and members of the Board of Directors of the Company (see Note 15). As a result of these awards and the implementation of SFAS 123(R) the Company recorded compensation expense of $4 million for the year ended December 31, 2006.

The fair value of the options at the date of grant was calculated using the Black-Scholes option valuation model using the assumptions noted in the table below. The Company’s historical volatility serves as a basis for expected volatility. The risk-free rate for the expected term of each option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term assumption was determined in accordance with guidance set forth in SAB 107, which provides a ‘‘simplified method’’ for estimating the expected term for stock options granted prior to December 31, 2007. The simplified method may be applied to stock options that (1) are granted at-the-money; (2) have exercisability conditioned only on completion of a service condition through the vesting date; (3) require that employees who terminate their service prior to vesting must forfeit the options; (4) provide that employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30-90 days), and (5) are non-transferable and non-hedgable. The simplified method is based on the vesting period and the contractual term for each vesting-tranche for awards with graded vesting. Options which did not meet the requirements to use this guidance because the options were granted with exercise price at then below market prices and were immediately vested were assumed to have terms equal to half of those meeting the simplified method. The time from the grant date until the mid-points for each tranche is averaged to provide an overall expected term.

The fair value of option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	110 to 122%
Expected dividends	0%
Expected term	3 and 6 years
Risk-free rate	4.58 to 4.97%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets’ carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of such assets in relation to the operating performance and future discounted cash flows of the underlying business. The Company records an impairment loss when it is determined that the carrying amount of the asset may not be recoverable, and accordingly, the Company recorded impairment charges of $915,000 (2006) and $460,000 (2005) related to investments in film properties.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 were primarily attributable to net operating loss carry-forwards. Since the Company has a history of losses, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effect of potentially diluted securities (common shares to be issued upon the increase in number authorized — 12,050,000 (2006) (see Note 17), options — 31,849,000 (2006) and 299,000 (2005) and warrants — 44,721,486 (2006) and 30,051,374 (2005) are anti-dilutive.

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

The fair value of the Company’s debt obligations approximates its carrying value as it is based on or about the current rates offered to the company for debt of the same maturities with similar collateral.

Recently Issued Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the SAB 108 to be not material.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s year end 2008, although early adoption is permitted. The Company is assessing the potential effect of SFAS 157 on its financial statements.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

Note 4.    Film Costs and Minority Interests

Film costs consist of:

	2006	2005
In progress	$1,145,000	$3,802,000
In development	20,000	128,000
Product inventory	—	69,000
	$1,165,000	$3,999,000

In July 2006, the Company announced that it would produce ‘‘LiveMansion: The Movie’’ which will be cast online by members of the LiveMansion.com social networking community. To assist in the

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

financing of the movie, the Company sold minority ownership interests for which to the extent of available cash flow from the film, the investors are entitled to a return of 100% of the purchase price plus a 20% preferred return. The Company received approximately $1 million, net of expenses for the interests sold. The Company is permitted to use the proceeds from the sale of minority interests for working capital purposes prior to use for production of the film. As of December 31, 2006, the Company utilized approximately $396,000 for working capital needs.

During 2005, the Company through a private placement offering pursuant to which two of the Company’s subsidiaries sold and issued an aggregate of approximately 84 units of revenue participation rights (‘‘RPRs’’) in film projects for an aggregate purchase price of approximately $4.7 million representing a minority ownership interests in the subsidiaries. The Company sold an additional 2.22 RPR units for $ 762,000, net of placement fees, during 2006. To the extent of available cash flow from the Company’s subsidiaries, the RPRs entitle the investors to a return of 100% of their respective purchase price plus a 20% preferred return. If the $2.8 million per picture funding amount (the ‘‘Per Picture Funding Amount’’) is fully funded in the aggregate amount of $5.5 million, the investors are entitled to an aggregate 15% interest in the residual cash flow. In the event that less than the Per Picture Funding Amount is raised for each motion picture, the aggregate share of the residual cash flow to the investors shall be reduced on a proportionate basis.

In August 2006 and in February 2007, the holders of the RPR units were repaid $450,000 and $570,000, respectively, as a result of the receipt of advances from the domestic and foreign distributors of the film projects.

The Company has guaranteed the repayment of one investor’s investment of $2.7 million in the RPR’s plus its preferred return. The investor has the right to enforce the guaranty at any time commencing in June 2007, or earlier under certain circumstances. The Company also granted the investor a security interest in the Company’s rights and interests in the related film projects and to escrow a maximum of 9,000,000 shares of its common stock as further security for repayment of the obligation. As of December 31, 2006, management’s estimates of the future revenue streams from the films produced through the financing from this private placement indicate that it is unlikely that the investor will be repaid from the films’ cash flow.

On June 27, 2005, the Company entered into a joint venture operating agreement for the purpose of arranging, developing and producing film, television, music, publishing and related properties to be acquired by the joint venture including certain properties contributed by the other joint venture partner. The Company is to make capital contributions of $748,000 over a 2 year period, of which the Company contributed $348,000 through December 31, 2006, net of repayments of $98,000. In accordance with the joint venture operating agreement, the Company obtained the right to prevail in major decisions, as defined, until the Company has received its maximum preferred return (as defined below). The Company may elect to renew the operating agreement beyond its initial term of 2 years for 5 consecutive 1-year renewal periods by making additional annual contributions increasing by 5% each year. Net income is be allocated as follows: (i) 85% to the Company until the Company aggregate capital contributions plus 20% has been recouped (‘‘minimum preferred return’’); (ii) 60% to the Company until the Company’s has received its minimum preferred return plus $500,000 (the ‘‘maximum preferred return’’); and (iii) 50% to the Company after it receives the maximum preferred return. In addition, the Company has the right of first refusal to provide or to arrange for financing for each project or property pursued or developed by the joint venture.

During 2006, the Company and the joint venture partner entered into negotiations in order to adjust the capital contribution requirement and net income allocations, among other matters. In March 2007, the Company and a principal of the joint venture partner agreed subject to the consent of the other principal to allow for a reduction in the monthly funding obligations by the Company retroactive to October 1, 2006 and agreed to a new recoupment formula. As of March 29, 2007, the outcome of the

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

negotiations with the other principal is uncertain and accordingly, the Company has not recognized the minority interest in losses in the accompanying consolidated statement of operations for the year ended December 31, 2006.

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

In 2004, the Company and other parties entered into an agreement to form and become members of Pledge This Holdings, LLC (‘‘PTH’’). PTH was formed to finance, produce and distribute a feature-length motion picture. In order to induce a group of investors to invest in and make other accommodations to PTH, as well as, in partial consideration of its then 22.5% membership interest in PTH, the Company entered into an agreement to guarantee the repayment of the investors’ investment of $1 million if not recouped on or before June 30, 2005 and to pay interest on the investment at the rate of 12%. As further consideration, the Company issued 1,000,000 shares of its common stock, fair valued at $510,000, which amount was recognized as financing costs during the year ended December 31, 2004. In connection with PTH obtaining additional financing, in 2005, the Company’s membership interest was reduced to 10% and another investor agreed to participate in the guarantee of the aforementioned $1 million investment to a maximum of 80%. In 2004 and 2005, the Company paid to the investors $60,000 and $120,000 (of which 750,000 shares were issued in lieu of cash) for interest on the investment. In 2006, the Company paid and/or accrued an additional $147,000 of interest and PTH repaid $420,000 from proceeds from the sale of domestic distribution rights for the film. In February, 2007, the investors received $600,000 in full settlement of the investment from PTH and the Company issued 768,306 shares of its common stock in full settlement of the interest due.

Mr. DiLorenzo, a consultant to the Company and former officer/director, originally had a 7% membership interest in PTH which was relinquished in connection with obtaining of additional financing for PTH. Also, an affiliate of Livingston Investments, LLC, a related party of the Company, has a 6% membership interest in PTH.

Note 5.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

	2006	2005
Trade payables	$1,797,000	$2,148,000
Professional fees	1,522,000	1,652,000
Wages and consulting fees	810,000	587,000
Taxes, principally payroll related	402,000	398,000
Dividends payable	115,000	115,000
	$4,646,000	$4,900,000

Note 6.    Accrued Litigation and Judgments Payable

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against the Company and a former officer/director, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

September 2006, the Company and Designscape agreed to settle the matter. On September 18, 2006, the Company agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on unpaid balance from September 25, 2005 payable on September 30, 2009. During 2006, in accordance with the agreement, the Company made required payments of $50,000.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from a subsidiary of the Company, arising from a previous settlement agreement, instituted a second arbitration proceeding against the Company seeking to recover $172,000 plus attorneys’ fees and costs. The Company answered, seeking a declaration that the Company had no further obligation due to breaches of the related agreement. The Company also filed a counterclaim seeking to recover amounts previously paid related to the previous agreement. In April 2006, the Company paid $31,000 to the holder to reduce the outstanding principal. In September 2006, the Company and Layfield entered into a settlement agreement in which the Company agreed to pay Layfield $170,000 in four payments from October 2006 through August 7, 2007. If the Company does not make the scheduled payments the Company will be obligated to pay Layfield $200,000, less payments actually made under this agreement. During 2006 and through March 29, 2007, the Company made payments aggregating $50,000 and $40,000, respectively, in accordance with the agreement.

Shane Mosley

In November 2005, the Company and the Company’s former President entered into a settlement agreement with Shane Mosley, a boxer, related to a judgment in connection with an unpaid boxing purse. The Company agreed to pay $565,000 to Mosley in installments out of 60% of the net profits from any boxing events promoted or co-promoted by the Company (retroactively to September 2005) until the outstanding sum, plus accrued interest, is paid in full. In addition, the Company is entitled to a $100,000 credit against the above settlement amount, contingent upon the transfer and assignment of the Company’s rights to the Mosley Video Library. Any amounts unpaid by December 31, 2008 are immediately due and payable.

In December 2006, Mosley filed a motion to restore the judgment as result of a breach of the settlement because of non compliance to the settlement including the alleged decision to exit the boxing business. In January 2007, the Company filed its opposition to this motion and argued that these issues require a hearing and preclude summary adjudication.

First Equity

In June 2005, First Equity Capital Corporation (‘‘First Equity’’) filed an action against the Company in state court in Florida, alleging that the Company breached an unsigned agreement pursuant to which the Company allegedly hired First Equity to provide certain services. First Equity alleges that the Company is obligated to pay First Equity $1.5 million and to issue First Equity up to 4 million registered shares of common stock. In December 2005, William Nichols & Associates, Inc. (‘‘Nichols’’) and Norman Brodeur filed a motion to intervene alleging that First Equity, acting as an agent for the Company, engaged Nichols to raise capital on behalf of the Company and was entitled to $250,000 of First Equity’s fee and 3 million of the shares of stock claimed by First Equity. This motion was granted in March 2006.

The Company has filed answers denying any liability to First Equity and Nichols and raised numerous affirmative defenses. The Company is in the process of taking discovery in these matters and intends to vigorously defend.

National Sports Partners

In May 2003, National Sports Partners (‘‘NSP’’), the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, the Company reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. The Company paid only $65,000 of such amount. In November 2006, NSP was awarded a judgment in the amount of $256,000 plus interest.

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa, commenced an action against the Company and our former President, alleging that the Company breached an agreement to share certain profits related to certain boxers. In February 2003, the Company agreed to pay $580,000. The Company has not made any payments pursuant to the settlement agreement.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company (‘‘Chase’’) obtained a judgment in the amount of $95,000 against the Company’s former President and the Company in connection with the Company’s default on an outstanding note. In May 2004, Chase agreed to allow the Company to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at December 31, 2006 amounted to $76,000. The Company is not in compliance with the terms set forth in the forbearance agreement.

Securities & Exchange Commission

On March 24, 2004, the United States Securities and Exchange Commission (the ‘‘SEC’’) brought a civil action against the Company, and the Company’s former director/officers and an employee in federal district court. The action alleged several violations of the Securities Exchange Act of 1934 and the Public Company Accounting Reform and Investors Protection Act of 2002.

The United States District Court entered final judgments confirming the settlement of this matter with the Company’s former President, individually, on November 30, 2005 and with the Company on December 2, 2005. Under the settlement, without admitting or denying the allegations of the complaint, the Company consented to a permanent injunction against future violations of the securities laws and agreed to implement certain governance measures (all of which was implemented within the required timeframe):

In addition, the Company agreed that it would not pay the former director/officers compensation as officers or directors following their resignations as officers and directors.

The Company’s former President, without admitting or denying the allegations of the Commission’s complaint, entered into a separate settlement.

The United States District Court dismissed the claims against the Company’s employee on his motion for summary judgment and dismissed the action as to him in its entirety.

The SEC action remains pending against the other former officer and director.

Other

There are other matters in which the Company has entered into settlements in prior years for which the Company has not made the required payments.

In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

above matters. As of December 31, 2006, the Company had accrued $2.0 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

Note 7.    Notes and Loans Payable

Notes and loan payable includes accrued interest (at rates ranging from none to 23%) of $427,000. The Company is not in compliance with the payment terms for $2.1 million of the notes and loans payable including unpaid interest.

During 2006 and 2005, the holders of $ 1.0 million and $1.4 million of notes payable, including accrued interest, respectively, converted the indebtedness into 4,360,724 and 5,161,829 shares of common stock, respectively. In connection with notes payable aggregating $175,000, the Company, in 2005, issued warrants to purchase 200,000 shares of common stock at an exercise price of $.20. Also in connection with the issuance of these notes and warrants, the Company recorded interest expense of $152,000 (2006) and $508,000 (2005) which represents the fair value of the beneficial conversion feature of the below market conversion rate using the Black-Scholes pricing model. The beneficial conversion feature was recorded pursuant to Emerging Issues Task Force (‘‘EITF’’) 00-27: Application of EITF No. 98-5, ‘‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,’’ to certain convertible instruments. In accordance with EITF 00-27, the Company evaluated the value of the beneficial conversion feature and recorded this amount as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The unamortized imputed discount of $14,000 at December 31, 2005 was charged to interest expense in 2006.

Note 8.    Settlement with Related Party

On November 1, 2005, the Company entered into an agreement with Livingston Investments, LLC (‘‘Livingston’’) and the Mackin Charitable Remainder Trust (the ‘‘Mackin Trust’’) to settle certain obligations aggregating $1,533,000, including accrued interest, as well as sums due and/or payable in the future by the Company to Livingston ($1,562,000 based upon the present value of the obligation) pursuant to a certain ten year consulting agreement. Pursuant to the agreement, the Company paid the following amounts and issued the following securities in settlement:

•	$400,000 in cash in installments, of which $143,000 was paid in November 2005 and the balance was paid in April 2006 in connection with the transaction described in Note 9;

•	ten (10) year warrants to purchase an aggregate of 7,500,000 shares, exercisable at $.10 per share, 1,500,000 of which began to vest on an annual basis in 2006; and

•	800,000 shares of common stock.

In addition, the Company granted to an affiliate of Livingston the exclusive right to license the electronic media rights to the boxing libraries owned by the Company throughout the world (excluding the United States) for a three (3) year period. The assets and obligations related to this license were transferred to the Company’s former President in connection with the transaction described in Note 9.

Livingston and the Mackin Trust as a part of the settlement also agreed to pay the Company an amount equal to the proceeds from the sale, if any, by another affiliate of Livingston of 66,658 shares of the capital stock in M.P.I. Media Partners International BV, a Netherlands company engaged in television rights management as well as sponsorship and advertising rights management.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

As a result of making the final payment in April 2006, the Company recognized a gain of $1.5 million in the accompanying consolidated statement of operations for the year ended December 31, 2006.

Note 9.    Transaction with Former President

In April 2006, the Company entered into 3 agreements with Cedric Kushner, the Company’s former President which provided, among other matters, the following:

•	Repayment terms for certain of the Company’s indebtedness owed to Kushner amounting to $263,000 were modified to provide for interest at 5%, quarterly payments of $10,000, plus amounts equivalent to a pro rata portion of amounts paid to certain other Company’s creditors, plus 50% of net revenue up to $100,000 from a promotional agreement, with the unpaid balance due December 31, 2008;

•	The Company indemnified Kushner for any liability resulting from his service as a director or officer, subject to the limitations of the Delaware corporate statute, and for any Company obligations that he guaranteed personally;

•	The Company subleased its headquarters to a entity owned by Kushner, at the same rent payable by Company to the landlord;

•	The Company transferred its rights to its library of boxing videos to Kushner for $250,000; and

•	Kushner will consult with the Company with respect to the promotion of David Tua, a boxer, in exchange for 50% of the net proceeds earned from the Tua exclusive promotion agreement, after first repaying $400,000 owed to investors.

The assets which were subject to this agreement, principally furniture and fixtures and the library rights, were classified as ‘‘Assets held for Sale’’ in the consolidated financial statements at December 31, 2005. The Company utilized the proceeds of this transaction to pay the amount due in connection with the deferred settlement with a related party (see Note 8).

Also in April 2006, the Company sold 2,937,500 shares of common stock for $376,000 to an entity which also purchased a substantial portion of Kushner’s shares of the Company’s common stock and 1,171,875 shares for $150,000 pursuant to a private placement. The Company’s new President also purchased all of Kushner’s shares of Series D preferred (339,788.66 shares) after the Company’s Board of Directors removed the liquidation preference contained in the original designation. In February 2006, the new President had previously purchased all the Series D preferred shares (59,963.34 shares) held by the other holder of these shares.

In October 2006, the Company and Kushner entered into an agreement which amended the April 2006 agreement as follows:

•	Kushner released the Company from all indebtedness owned to him;

•	Kushner expanded his role as consultant with regard to David Tua while still coordinating the day to day promotion of David Tua under the direction of the Company. In this connection, Kushner assumed the liability for all expenses incurred in connection with the promotion of Tua and received an assignment of the proceeds otherwise payable to the Company. The Company is entitled to certain payments if Tua wins certain titles; and

•	The Company is to settle or defend against the claims by two of the participants in the Tua exclusive promotional agreement (see Note 11).

As a result of the amended settlement the Company recorded a gain of $529,000 (included in the ‘‘gain from transactions with related parties’’) as result of the release of indebtedness to Kushner as well as relief from the obligations to two of the participants in the Tua arrangement who were not guaranteed a recoupment.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Note 10.    Related Party Transactions

Due to related parties at December 31, 2005 includes Company obligations to the Company’s former President in the amount of $266,000 which were forgiven in October 2006 (see Note 9). In addition, as of December 31, 2006 and 2005, due to the Company’s new President for advances made on the Company’s behalf was $75,000 and $85,000, respectively, including accrued interest. During the year the President made advances of $63,000 and was repaid $73,000. The advances are unsecured, have no specific terms, conditions or maturities.

In 2003, the Company entered into a consulting agreement with an entity co-owned by Jeremy Dallow, now the Company’s President, which had an expiration date of April 30, 2008. As compensation the Company issued 700,000 shares of its common stock valued at $560,000 which was recorded as deferred compensation in 2003. Amortization expense related to this agreement of $224,000 and $112,000 was charged to operations in 2006 and 2005, respectively. In connection with entering into an employment agreement with the Company in June 2006, Dallow and the Company agreed to terminate the consulting agreement.

The above mentioned company also advanced $272,000 and $550,000 for payments to the Company’s trade and other vendors during 2006 and 2005, respectively, all of which was repaid during each period. The entity was also compensated $64,000 and $270,000 for assistance in connection with certain financing transactions during 2006 and 2005, respectively. The Company, this entity and another consultant to the Company also have a profit participation in a certain boxer.

Note 11.    Participation Payables

In December 2002, the Company sold 50% of its economic interest in an exclusive promotional agreement with David Tua, a then leading heavyweight contender to various participants for an aggregate of $400,000. The participation agreements provide, among other things, that the first $400,000 of net revenues derived from the promotional agreement would be remitted to the participants. Subsequently, the Company, Kushner, and two of the participants (representing interests amounting to $200,000) entered into separate agreements whereby the Company agreed that if the participants had not recouped their investments by February 23, 2005, they had the right to put their participation rights to the Company at a price equal to the difference between their original investment and the amount recouped. On February 28, 2005, the Company was notified by the participants that they were exercising their right to sell their rights and interest as a result of their failure to recoup their investment. In June 2005, the participants extended the due date to October 31, 2005 as a result of Kushner transferring to the participants 300,000 shares of common stock that he had owned. Kushner also guaranteed the repayment of the unpaid principal amount of the participants’ interests. In 2006, in accordance with the amended agreement with Kushner, the Company has entered into negotiations with the two participants (see Note 9). It is the intention of the Company to settle this obligation with shares of common stock and therefore the Company reclassified this indebtedness as of December 31, 2006 as ‘‘obligations for common stock to be issued’’.

Note 12.    Stockholders’ Deficiency

Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, direct the issuance of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series.

Series D Preferred Stock

The Series D preferred stock, par value $0.01 per share have no right to receive dividends but are entitled to vote together with the Company’s common stockholders, with each share of Series D

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

preferred stock having 50 votes. The Series D preferred stock has an aggregate liquidation preference value of $2,430,000 at December 31, 2005. In April 2006, the Board eliminated the liquidation preference (see Note 9).

Series E Convertible Preferred Stock

The Company sold 4,243 (2004) and 2,316 (2005) shares of Series E convertible preferred stock for price of $360 per share. In connection with this offering, the Company’s Board of Directors authorized the issuance of 14,000 shares of the Series E convertible preferred stock, each share convertible into 1,000 shares of common stock, subject to adjustment upon specified events. The conversion ratio established was below market price, and, accordingly, in 2005, the Company recorded a deemed dividend in the amount of $ 280,000 which represented the fair value of the beneficial conversion feature of the below market conversion rate using the Black-Scholes pricing model.

In 2006 and 2005, the holders of 448 and 5,171 shares of the Series E preferred stock, respectively, converted their preferred shares into 447,343 and 5,171,000 shares of common stock, respectively.

Common Stock

Common stock issuances in addition to those issued in connection with the conversion of outstanding indebtedness and preferred stocks mentioned elsewhere during 2006 and 2005 were as follows:

During 2006, the Company sold 7,448,958 shares of common stock, in private placements at prices ranging from $.12 to $.20 per share together with warrants to purchase 925,000 shares of common stock at prices ranging from $.10 to $.30 per share. Additionally, in 2006, the Company sold 12,050,000 shares of common stock, in private placements at $.10 per share together with warrants to purchase 12,050,000 of common stock at $.10 per share, for $1,087,500, net of finders’ fees of $117,500. The net proceeds are classified as ‘‘obligations for common stock to be issued’’ in the accompanying consolidated balance sheet as of December 31, 2006 in accordance with the subscription agreement which allowed for the delay in the issuance of the shares subject to the approval by the Company’s stockholders of an increase in the authorized number of shares. On January 25, 2007, the Company’s stockholders approved an increase in the authorized number of shares to 300 million and, accordingly, in February 2007, the Company issued all shares sold subject to the approval (see Note 17).

The Company has outstanding stock options, warrants, convertible securities and other contingent obligations, all of which could require the Company to issue common stock in a number which exceeded the authorized amount prior to an increase approved by the shareholders. In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the lack of a sufficient number of authorized shares to meet the Company’s obligations to issue common shares resulted in a requirement to account for certain of the Company’s outstanding securities as liabilities. Accordingly, during 2006, the Company has reclassified certain outstanding warrants and options as derivative liabilities for financial statement reporting, which were marked to fair value periodically pursuant EITF 00-19. The Company’s method for reclassification of such securities is reclassification of contracts with latest maturity date first. The Company valued these options and warrants utilizing the Black-Scholes method of valuation resulting in a reclassification from stockholders’ equity of $3.2 million and, during 2006, the Company recorded a non-cash gain of $119,000 to reflect the associated change in fair value of the warrants during the period. In January 2007, as a result of the stockholder approval of the increase in authorized number of common shares, the liability will be reclassified to equity.

During 2005, the Company sold 1,001,600 shares for $250,400

On January 23, 2005, the Company entered into a debt settlement agreement with a service provider which was owed approximately $120,000 for past services. In accordance with the agreement, the

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Company was to pay an aggregate of $37,500 and issued 145,000 shares of common stock and granted a warrant to purchase 245,000 share of common stock at an exercise price of $.10. As a result of fair valuing the consideration ($191,000), in 2005 the Company recorded additional compensation expense of approximately $109,000 for the settlement. As of December 31, 2006, the Company had not paid the amounts due and in January 2007 as full settlement the service provider accepted a reduction in the exercise price of warrants to purchase 300,000 shares of common stock which had been previously issued to the provider in 2003 from $.40 to $.10 per share.

As of December 31, 2006, the Company is obligated to register 2,283,333 shares of common stock issued in connection with certain private placements as well as 925,000 shares underlying outstanding warrants. In addition, the Company granted ‘‘piggyback’’ registration rights to participants in private placements for 16.2 million shares of common stock and 12 million shares of common stock subject to warrants.

Warrants

A summary of warrant activity for the years ended December 31, 2006 and 2005 is as follows:

	2006		2005
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance – beginning of year	30,051,374	$.26	9,823,114	$.61
Issued	20,275,000 *	.12	20,870,000	.10
Cashless exercise	(2,745,000)	.10	(333,332)	.19
Expired	(2,859,888)	.34	(308,408)	.66
Balance – end of year	44,721,486	$.21	30,051,374	$.26

*	- includes warrants for 12,050,000 shares of common stock subject to shareholder approval of an increase in the number of authorized number of common shares — approved by the shareholders in January 2007.

Stock Options

A summary of the status of the Company’s options as of December 31 and changes during the year then ended is presented below:

	2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	299,000	$.62	299,000	$.62
Granted	31,550,000	$.17	—
Outstanding at end of year	31,849,000	$.29	—
Options exercisable at year-end	23,036,483	$.29	299,000	$.62
Weighted-average fair value of options granted during the year		$.19

The fair value of options granted during the year was $6.0 million

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

The following table summarizes information about stock options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise
$.10	19,800,000	9.5	$.10	19,800,000	$.10
$.20 to $.26	2,275,000	9.0	.20	587,500	.20
$.30 to $.38	9,550,000	9.5	.30	2,424,983,	.30
$1.02 to $1.44	224,000	.6	1.35	224,000	1.35
$.10 to $1.44	31,849,000	9.4	$.17	23,036,483	$.29

The weighted average contractual term of exercisable option outstanding at December 31, 2006 was 9.4 years.

	Number Outstanding	Weighted-Average Fair Value at Grant Date		Weighted-Average Contractual Life
Non-Vested shares at December 31, 2005	—	$	.—	—
Options Granted – including to a consultant (7,000,000 shares)	31,550,000		$.29	9.5
Options Vested	(21,945,822)		$.29	9.5
Non-Vested shares at December 31, 2006	9,604,178		$.29	9.5

As of December 31, 2006, there was approximately $1.9 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of years. The total fair value of shares vested during December 31, 2006 was $4.1 million.

Deferred Compensation

Deferred compensation represents the unamortized portion of the fair value of warrants issued in connection with consulting arrangement ($3.3 million — 2006 and $5.4 million — 2005) and prepaid signing bonuses ($57,000 — 2005) expense consists of amortization of prepaid consulting fees of $2.5 million and $336,000 and prepaid signing bonuses (included in other assets) to boxers of $153,000 (2005).

On October 12, 2006, the Company engaged a consultant for a term of 17 months to assist in defining and communicating the Company’s message; identifying strategic areas of growth and potential acquisition candidates; introducing potential business development partners and capital sources; assisting with negotiations and due diligence principally related to our internet initiatives; and such other matters as we agree upon with him. The Company agreed to issue him fully vested warrants to purchase 117,647 shares of common stock per month over the term of the agreement, for an aggregate of 2,000,000 shares. The warrants are exercisable at $.10 per share through October 11, 2011. The consultant will also get a fee equal to 5% of the net revenue generated from his introductions. The grant of the warrants will be accelerated in certain circumstances specified in the consulting agreement. The issuance of the warrants was valued at $300,000 using the Black-Scholes fair value based method and for financial reporting purposes was treated as deferred compensation and will be amortized over the life of the agreement. (See also Note 17.)

On April 24, 2006, the Company engaged an investor relations firm to provide marketing and financial public relation services. The initial term of the agreement was 12 months with a monthly fee of $12,500. In addition, the firm was issued warrants to purchase 5 million shares of common stock at an

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

exercise price of $.15 per share. The warrants were immediately exercisable and expire on April 24, 2009. In August 2006, the Company and the investor relations firm agreed to terminate the agreement. The fair value of the warrants ($1.0 million), calculated utilizing the Black-Scholes fair value based method was charged to expense in 2006.

Pursuant to a consulting agreement for services related to the boxing segment, dated September 24, 2005, the Company issued 500,000 shares of common stock at $.10 per share and granted a warrant to purchase 500,000 shares of common stock at an exercise price of $.10. The issuance of the common stock was valued at $210,000 and for financial reporting purposes were treated as deferred compensation and amortized over the life of the agreement. As a result of the transactions with the Company’s former President (see Note 9), the Company and the consultant also began negotiations to terminate the aforementioned consulting agreement. Accordingly, as of December 31, 2006, the Company has written-off the remaining unamortized deferred compensation related to this agreement.

On January 10, 2005, in connections with a three year consulting agreement, the Company issued 3 million shares of common stock and warrants to purchase an aggregate of 12 million shares of common stock at an initial exercise price of $.10 cents per share. Warrants to purchase 4 million shares vested immediately and the balance of the warrants vested in equal installments on the first and second anniversary of the execution of the agreement. The issuance of the common stock and warrants were valued at approximately $7.4 million and for financial reporting purposes were treated as deferred compensation to be amortized over the life of the agreement.

In 2004, the Company entered into exclusive promotional agreements (‘‘EPA’’) with 2 boxers which granted the Company the exclusive right to promote the fighter and arrange professional boxing bouts for each boxer for a two year term. In consideration, one boxer received a non-refundable payment of $125,000 and 250,000 shares of common stock valued at $213,000 and the other the fighter received a non-refundable payment of $75,000 plus warrants to purchase 500,000 shares of common stock at an exercise price of $.40 per share valued at $338,000. The aggregate fair value of the securities was recorded as deferred signing bonus and was amortized over the term. The Company additionally agreed to repurchase half of one of the boxer’s shares, upon certain conditions, for $75,000, and, in 2005, the boxer elected to have the Company repurchase 125,000 shares.

In 2003, the Company entered into a consulting agreement with an entity co-owned by Jeremy Dallow, now the Company’s President, which had an expiration date of April 30, 2008. As compensation the Company had issued 700,000 shares of its common stock valued at $560,000 which was recorded as deferred compensation in 2003. Amortization expense related to this agreement of $224,000 and $112,000 was charged to operations in 2006 and 2005. In connection with entering into an employment agreement with the Company in February 2006, Dallow and the Company agreed to terminate the consulting agreement.

Note 13.    Income Taxes

At December 31, 2006, the Company had net operating loss carryforwards for Federal tax purposes of approximately $48 million, which are available to offset future taxable income, if any, through 2025. Under Federal Tax Law IRC Section 382, certain significant changes in ownership of the Company, including the reverse merger transaction of 2002, may restrict the future utilization of these tax loss carryforwards.

At December 31, 2006 and, the Company had a deferred tax asset of approximately $18 million and $13 million representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $5 million.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

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

The Company has two reportable segments: media entertainment and sports entertainment. The media entertainment segment consists of development and production of digital and filmed content for global distribution to all media platforms including feature films, DVD titles, television programming and other similar products. Included in media entertainment in 2006 are the Company’s internet start-up activities. The sports entertainment segment consists of promotion of professional boxers and boxing events. The Company expects that the sports segment will not be significant in 2007 and beyond.

Segmented information by business is as follows:

	Year ended December 31, 2006			Year ended December 31, 2005
		Media	Sports		Media	Sports
Net Revenues	$1,646,278	$1,646,278	—	$704,016	$101,033	$602,983
Operating cost and expenses
Cost of revenues	3,130,110	3,205,110	—	574,075	152,871	421,204
Depreciation and amortization	24,980	9,355	$15,625	383,146	227,669	155,477
Impairment charges	914,975	914,975	—	460,422	514,913
Gain on sale of excusive promotional agreement	(81,852)	—	(81,852)
Minority interest	843,313	(791,500)	—
	3,144,900	3,262,940	(66,227)	1,417,643	840,962	576,681
Segment profit/(loss)	(1,498,622)	$(1,616,662)	$(66,227)	(713,627)	$(739,929)	$26,302
Less: Selling, general and administrative	3,355,018			2,990,923
Depreciation	19,516			8,795
Non cash compensation	9,234,897			2,679,394
Interest and finance expense	521,040			1,277,076
Financing costs paid in stocks and warrants	—			110,250
Other income	(2,869,701)			—
Net Loss	($11,759,392)			($7,669,815)

Revenue from the domestic distributor for the film released in the year accounted for 91.1% of the revenues for 2006 and four customers accounted for approximately 64% of revenues for 2005.

Note 15.    Employment Agreements

In June 2006, the Company’s Board of Directors approved the Company entering into employment agreements with its executive officers (other than its Chief Financial Officer — see below), an employee and a consultant. The agreements each provide for a three-year term with automatic renewals, subject to either party’s right not to renew and also provided for option grants. The

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Company will pay the President a base salary of $200,000 and the CEO $175,000 for the first year of the agreement, subject to annual increases not less than 10% of the prior year’s base salary, and a discretionary bonus. The Company granted the President options to purchase 10,500,000 shares of common stock, of which 8,000,000 are exercisable at $.10 per share and are fully vested for past services. The balance of 2,500,000 will have an exercise price of $.30 per share and vest at the rate of 69,444 shares per month over three-year term. The CEO was granted options to purchase 3,000,000 shares, of which 1,000,000 are exercisable at $.10 per share and are fully vested for past services; the balance of 2,000,000 will have an exercise price of $.30 per share and vest at the rate of 55,555 shares per month over three-year term. In the event of a change of control while the executives are employed, the Company will pay each an amount that, after deducting federal and state income and payroll withholding taxes, would equal three (3) times their then base salary.

In June 2006, the Board of Directors also established a compensation program for the independent members of the Board. The members who are not employed by the Company will receive an annual retainer of $6,000 and options to purchase 100,000 shares of the Company’s common stock at $.10 per share, vested immediately, except the Chair of the Audit Committee whose annual retainer is $12,000 and options to purchase 250,000 shares of the Company’s common stock at $.10 per share.

On February 13, 2006, the Company entered into an employment agreement with its Executive Vice President — Chief Financial Officer. The agreement provides for a three-year term with automatic renewals, subject to either party’s right not to renew. The Company will pay a base salary of $175,000 for the first year of the agreement, subject to annual increases not less than 10% of the prior year’s base salary, and a discretionary bonus. The Company granted options to purchase 3,000,000 shares of our common stock to the executive, of which 750,000 are exercisable at $.10 per share and are fully vested. The balance of 2,250,000 will be qualified, subject to shareholder approval, have an exercise price of $.20 per share and vest at the rate of 62,500 shares per month over the initial three-year term. In the event of a change of control while the executive is employed, the Company will pay him an amount that, after deducting federal and state income and payroll withholding taxes, would equal three (3) times his then-base salary. The Company is also obligated to maintain in escrow an amount equal to 3 months of the executive’s salary until the Company obtains $3 million of additional equity. The Company has not escrowed such amount.

Note 16.    Other Matters

The Company recorded a gain from the reduction in obligations of $1.3 million in 2006. The obligations principally related to activities of the Company’s predecessors and in the opinion of Company’s counsel as a result of the passage of time cannot be legally enforced against the Company.

In February 2006, the Company assigned its exclusive promotional agreement with a boxer for $140,000. In addition, if the boxer wins a major bout during the term of the agreement the Company is entitled to an additional payment of $250,000. Subsequently, the fighter achieved a major title win; however, the Company only received a partial payment towards the $250,000. As a result of these transactions, the Company recorded a gain of $82,000 and has not recorded the unpaid portion due to the uncertainty as to its collection.

The Company leases its headquarter facilities in New York. Minimum annual lease payments are approximately $119,000 for 2007, $124,000 for 2008 and $31,000 for 2009. The lease expires March 31, 2009. Rent expense for 2006 and 2005 was $97,000 (net of sub rental amounts of $41,000) and $75,000, respectively. The Company is also obligated under a lease that was transferred to the Company’s former President in 2006 (see Note 9). The lease expires January 31, 2008 and as of December 31, 2006 remaining minimum rental obligation is $79,000.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (continued)

Note 17 — Subsequent Events

(a)    On February 5, 2007, the Company entered into and completed an agreement to acquire the business and certain assets of Trisoft Media, Inc. and AudioStreet, Inc. including 2 online community websites that focus primarily on music and music-based content.

The acquired businesses consist of website design, development, hosting, advertising and media placement. The principal assets acquired consist of the websites AudioStreet.net and MixStreet.net. The Company had no material relationship with the selling companies Trisoft Media, Inc. and AudioStreet, Inc. or their shareholders. However, the Company had previously retained Trisoft to provide website design and development services and hosting for our LiveMansion.net website.

The purchase price for the assets consisted of a cash payment of $600,000 plus the issuance of 4,000,000 shares of our common stock to the shareholders of the selling corporations and their agent.

(b)    During January and February 2007, the Company sold 2 million shares of common stock at $.10 per share and warrants to acquire 2 million shares at an exercise price of $.10. The Company also issued 786,306 shares to holders of notes payable of $163,000, including accrued interest.

(c)    On January 25, 2007, at a special meeting of the Company’s stockholders, the stockholders approved the following:

•	Ckrush, Inc. 2006 Stock Incentive Plan;

•	An amendment to the Company’s Certificate of Incorporation (as amended) to increase the authorized shares of the Company’s common stock from 100 million 300 million shares;

•	A reverse stock split of the Company’s outstanding shares of common stock; and

•	.An amendment to the Company’s Certificate of Incorporation (as amended) to create staggered three-year terms for the Board of Directors.

(d)    On January 5, 2007, the Company entered into an amendment to the consulting agreement with the consultant mentioned in Note 12. The amendment expands the consultant’s role with the Company to Chairman of Ckrush Digital Media, Inc., one of the Company’s subsidiaries. The term of the consulting agreement was extended through December 31, 2008, subject to either party’s right to terminate sooner for any reason. The Company agreed to issue to the consultant an aggregate of 4,000,000 shares of common stock in equal quarterly installments over the remaining two year term of the agreement.

In January 2007 the Company also entered into a two year agreement with a consultant to provide general consulting services to the Company. The Company agreed to issue to the consultant 2,500,000 restricted shares of common stock in exchange for the various services to be provided.

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

We requested that the former accountant furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The requested letter was furnished and attached as Exhibit 16.1 to the Form 8-K filed with the Securities and Exchange Commission on September 22, 2005.

ITEM 8A.	CONTROLS AND PROCEDURES

As of December 31, 2006, the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15 and 15d-15. These individuals were not employed by the Company until February 2006.

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

As a result of our settlement with the SEC, we retained the services of an independent consultant to analyze our system of internal accounting controls and accounting and financial reporting processes and oversee the implementation of improved processes in these areas. As a result of the consultant’s services, we completed a comprehensive evaluation and testing of our internal controls over financial reporting which resulted in a set of documented disclosure controls and procedures, including our internal controls and procedures for financial reporting. However, management recognized that improvements are still necessary in the following areas:

•	Maintaining sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (GAAP) commensurate with our financial reporting requirements; and

•	Maintaining adequate segregation of duties in key functions

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

Also as a result of a settlement with the SEC, we hired our CEO and CFO in February 2006. In addition, a majority of our Board of Directors, as reconstituted in March 2006, consists of members independent of management. We also instituted an Audit Committee at that time.

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

We will continue our focus on a number of areas that we will endeavor to improve, including the segregation of duties in key functions; and, as it becomes economically feasible, the hiring of additional management and staff experienced in financial reporting. Further, management continues to look for methods to ensure that our systems evolve with our business and to improve our overall system of control.

ITEM 8B.	OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Roy Roberts	68	CEO & Director
Jeremy Dallow	38	President & Director
Jan E. Chason	61	CFO & Executive Vice President
Richard Ascher	53	Director
Philip Glassman	44	Director
Jerry Gilbert	71	Director
Jonathan Schwartz	40	Director

Mr. Roberts has been our CEO and a Director since February 2006. He also served as the CEO of Sparkle Industries, a manufacturing company since 1992 until May 1, 2006, when he sold the business. From 1994 to 2000 Mr. Roberts was the CFO of Worldwide Entertainment & Sports, a publicly traded sports & entertainment company and from 1993 to 1994 he was the CFO of Palisades Entertainment, an independent film distribution company.

Jeremy Dallow has been our President and a member of our Board of Directors since February 2006. He co-founded Bulldog Boxing Management and Bulldog Entertainment in 1998, providers of management and consulting services to athletes and entertainers., and remained with the Bulldog companies through February 2006. While with Bulldog, he served as executive producer of several motion pictures, including our recent film releases, ‘‘Beer League’’, ‘‘National Lampoon’s TV: the Movie’’, and our co-production, National Lampoon’s ‘‘Pledge This.’’

Jan E. Chason has served as our Chief Financial Officer since February 13, 2006. Prior to joining us, Mr. Chason was the Chief Accounting Officer of Majesco Entertainment Company from July 10, 2005 through February 10, 2006 and Chief Financial Officer of Majesco from January 2, 2003 though July 9, 2006. Mr. Chason provided Interim Chief Financial Officer services through JEC Consulting Associates from June 2001 through December 2002. From June 1996 through June 2001, he served on the executive team of SFX Broadcasting and SFX Entertainment as the Chief Financial Officer of Triathlon Broadcasting Company, The Marquee Group, Inc. and Artist Group International LLC. He later served as Corporate Vice President — Finance of SFX Entertainment. After the acquisition of SFX Entertainment by Clear Channel Communications Inc., he served as the Chief Financial Officer of Clear Channel Entertainment’s Marketing and Media Divisions. Mr. Chason was a partner at Ernst & Young LLP from October 1982 through September 1994. Mr. Chason is a Certified Public Accountant and has a Bachelor of Business Administration from City College of New York.

Richard Ascher has served as a Director since February 16, 2006 and chairman of the Audit Committee since March 20, 2006. Mr. Ascher has been President of NJT Associates, Inc. since 1995 and is Managing Director of Wealth Management Advisors, LLC, a Registered Investment Advisor since 2003. Mr. Ascher was a client service partner from 1989 to 1995 with M R Weiser LLC a large New York City CPA firm focusing primarily on privately held middle market clients. He holds an MBA, and is a Certified Public Accountant and a licensed investment advisory representative and insurance broker.

Jerry Gilbert has served as a Director since February 16, 2006 and a member of the Audit Committee since March 20, 2006. He is the founder and has been President of Cornell Technologies Group, Ltd, an IT consulting firm since 2001 and prior to that he had founded and served as President of Cornell Computer Corp. from 1971 until 1989, when the company was sold.

Philip Glassman, has served as a Director since February 16, 2006. Mr. Glassman has been the Owner/President of Metro Tag and Label, a New Jersey-based printing company, since 1994.

Jonathan Schwartz, has served as a Director since February 16, 2006 and a member of the Audit Committee since March 20, 2006, Mr. Schwartz has been President of the Wilson Group, an information technology recruiting firm, since 2003 and prior to that he was the Senior Vice President of Pathfinder Personnel for 13 years.

Our directors are to be elected at our annual meeting of stockholders and each director holds office until a successor is elected and qualified. Our officers are elected by the board of directors until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the board of directors. There are no family relationships among any of the Company’s directors and executive officers. The above listed members of the board of directors will serve until the next annual meeting of shareholders, at which time the board of directors will be restructured to provide for three-year staggered terms as recently approved by our shareholders. Messrs. Ascher, Gilbert and Schwartz are members of the audit committee of the Board, with Mr. Ascher serving as chairman.

Committees of the Board of Directors

The Company has recently formed an audit committee. Messrs. Ascher, Gilbert and Schwartz are members of the audit committee of the Board, with Mr. Ascher serving as chairman and its financial expert; as such term is defined in Item 401 of Regulation S-B.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. The Code of Ethics was filed as an exhibit to our Form 10-KSB on June 25, 2004. Upon request, we will provide to any person without charge a copy of the Code of Ethics. Any such request should be directed to: Attn: Jeremy Dallow, Ckrush, Inc., 336 West 37th Street, , Suite 410, New York, New York 10018.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company’s review of copies of all disclosure reports filed by directors, executive officers or beneficial owners of more than 10% of any class of equity securities of the Company to the best of the Company’s knowledge, pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following directors and executive officers of the Company failed to timely file reports during the year ended December 31, 2006: Messrs. Ascher, Dallow, Glassman, Gilbert, Roberts and Schwartz filed Form 3 several days late upon becoming members of the Board of Directors; Mr. Dallow filed one Form 4 late; and James DiLorenzo, a former officer and director, filed four Forms 4 late.

Item 10.	EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation during each of the last three fiscal years to our Chief Executive Officer for each of those years and any officer who earned in excess of $100,000 in any of the last three fiscal years.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SAR’s	LTIP Payouts	All Others Compensation	Total
Roy Roberts	2006	$160,416				$750,000			$910,416
CEO
Jeremy Dallow	2006	$188,338				2,625,000			2,813,338
President
Jan E. Chason	2006	$153,125	$12,500			630,000			795,625
Executive Vice President and CFO
Cedric Kushner	2005	$52,000							52,000
Chairman of the Board and
President
Jim DiLorenzo	2005	$104,000							104,000
Secretary, Treasurer and Executive Vice President

Option/SAR Grants in Last Fiscal Year

Position	Name	Number of Securities Underlying Options	% of Total Options Granted in Fiscal Year	Exercise or Base Price	Market Price at Date of Grant	Expiration Date
CEO	Roy Roberts	1,000,000	3.17%	$.10	$.30	6/30/2016
		2,000,000	6.34	.30	.30	6/30/2016
CFO	Jan E. Chason	750,000	2.38	.10	.20	2/13/2016
		2,250,000	7.13	.20	.20	2/13/2016
President	Jeremy Dallow	8,000,000	25.36	.10	.30	6/30/2016
		2,500,000	7.92	.30	.30	6/30/2016

There were no exercises of stock options by any of the officers named in the Summary Compensation Table (Item 10) in 2006. The Company also did not grant any stock appreciation rights (as defined in Item 402(a)(6)(i) of Regulation S-B under the Securities Act) during the last completed fiscal year, and has no stock appreciation rights outstanding.

Outstanding Equity Awards at Fiscal Year-End

Position	Name	Number of Securities Underlying Options/ Exercisable	Number of Securities Underlying Options/ Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units of Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
CEO	Roy Roberts	1,000,000	—	$0.10	6/30/2016	—	—	—	—
	Roy Roberts	1,611,111	388,889	0.30	6/30/2016	—	$97,222	—	—
CFO	Jan E. Chason	750,000	—	0.10	2/13/2016	—	—	—	—
	Jan E. Chason	1,562,500	687,500	0.20	2/13/2016	—	173,250	—	—
President	Jeremy Dallow	8,000,000	—	0.10	6/30/2016	—	—	—	—
	Jeremy Dallow	2,013,889	486,111	0.30	6/30/2016	—	118,152	—	—

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

During the last completed fiscal year, none of our executive officers exercised any options to acquire capital stock of the Company or any of its subsidiaries.

Long-Term Incentive Plans — Awards in Last Fiscal Year

Neither the Company nor any of its subsidiaries maintains any long-term incentive plans, as defined in Item 402(a)(6)(iii) of Regulation S-B under the Securities Act.

Compensation of Directors

In June 2006, the Board of Directors also established a compensation program for the independent members of the Board. The members who are not employed by the Company will receive an annual retainer of $6,000 and options to purchase 100,000 shares of the Company’s common stock at $.10 per share, vested immediately, except the Chair of the Audit Committee whose annual retainer is $12,000 and options to purchase 250,000 shares of the Company’s common stock at $.10 per share.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Ascher	6,000	—	62,500	—	—	—	68,500
Jerry Gilbert	3,000	—	25,000	—	—	—	28,000
Jonathan Schwartz	3,000	—	25,000	—	—	—	28,000
Philip Glassman	3,000	—	25,000	—	—	—	28,000

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company’s capital stock, by:

each person known to beneficially own more than five percent of any class of the Company’s voting stock;

each director and executive officer of the Company; and

all directors and executive officers as a group.

Name and Address of Beneficial Owner, as of December 31, 2005	Amount and Nature Beneficial Ownership(1)		Beneficial Ownership Percentage(1)
Directors and Officers
Roy Roberts, CEO, Director	1,520,000	(2)	1.8%
Jeremy Dallow, President, Director	8,865,000	(3)	9.4%
Jan E. Chason, Executive Vice President, CFO	1,625,000	(4)	1.9%
Richard Ascher, Director	250,000	(5)	0.3%
Jerry Gilbert, Director	100,000	(6)	0.1%
Philip Glassman, Director	100,000	(6)	0.1%
Jonathan Schwartz, Director	110,000	(6)	0.1%
All Directors and officers as a Group (7 persons)	12,570,000		12.8%
Other Shareholders
MLC Consultants, LLC	22,384,755		20.8%

Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the capital stock owned by them. Except for MLC Consultants, LLC, which has an address at 10 Westview Road, Short Hills, NJ 07078, each owner has an address c/o the Company at 336 W. 37th Street, Sute 410, New York, NY 10018.

(1)	For purposes of this table, ‘‘beneficial ownership’’ is determined in accordance with the Instructions to Item 403 of Regulation S-B under the Securities Act of 1933, as amended (the ‘‘Securities Act’’), pursuant to which a person or group of persons is deemed to have ‘‘beneficial ownership’’ of any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days are deemed to be outstanding and beneficially owned by such person or persons but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Due to this method of computation and the fact that the number of shares of common stock issuable upon the exercise of outstanding options, warrants and preferred stock is large relative to the number of shares of common stock currently outstanding, the sum of these percentages exceeds 100%.

(2)	Includes options exercisable within 60 days to acquire 1,500,000 shares of common stock.

(3)	Includes options exercisable within 60 days to acquire 8,625,000 shares of common stock. Does not include 399,752 shares of Series D Preferred, which do not contain any conversion rights, but have the voting equivalent of 50 shares of common stock per share of Series D for an aggregate of 19,987,600 votes.

(4)	Includes options exercisable within 60 days to acquire 1,625,000 shares of common stock.

(5)	Includes options exercisable within 60 days to acquire 250,000 shares of common stock.

(6)	Includes options exercisable within 60 days to acquire 100,000 shares of common stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2006 and 2005, we owed Jeremy Dallow, our President, for advances made on our behalf $75,000 and $85,000, respectively, including accrued interest. During the year the President made advances of $63,000 and was repaid $73,000. The advances are unsecured, have no specific terms, conditions or maturities.

In 2003, the Company entered into a consulting agreement with an entity co-owned by Mr. Dallow, which had an expiration date of April 30, 2008. As compensation we issued 700,000 shares of its common stock valued at $560,000 which was recorded as deferred compensation in 2003. Amortization expense related to this agreement of $224,000 and $112,000 was charged to operations in 2006 and 2005, respectively. In connection with entering into an employment agreement in February 2006, Dallow and we agreed to terminate the consulting agreement.

The above mentioned company also advanced $272,000 and $550,000 for payments too our trade and other vendors during 2006 and 2005, respectively, all of which was repaid during each period. The entity was also compensated $64,000 and $270,000 for assistance in connection with certain financing transactions during 2006 and 2005, respectively. We, this entity and another consultant to us also have a profit participation in a certain boxer.

In April 2006, we entered into 3 agreements with Cedric Kushner, our former President which provided, among other matters, the following:

•	Repayment terms for certain of our indebtedness owed to Kushner amounting to $263,000 were modified to provide for interest at 5%, quarterly payments of $10,000, plus amounts equivalent to a pro rata portion of amounts paid to certain other of our creditors, plus 50% of net revenue up to $100,000 from a promotional agreement, with the unpaid balance due December 31, 2008;

•	We indemnified Kushner for any liability resulting from his service as a director or officer, subject to the limitations of the Delaware corporate statute, and for any our obligations that he guaranteed personally;

•	We subleased our former headquarters to a entity owned by Kushner, at the same rent payable by us to the landlord;

•	We transferred our rights to its library of boxing videos to Kushner for $250,000; and

•	Kushner will consult with us with respect to the promotion of David Tua, a boxer, in exchange for 50% of the net proceeds earned from the Tua exclusive promotion agreement, after first repaying $400,000 owed to investors.

We utilized the proceeds of this transaction to pay the amount due in connection with the deferred settlement with another related party (see Note 8 to the financial statements).

Also in April 2006, we sold 2,937,500 shares of common stock for $376,000 to an entity which also purchased a substantial portion of Kushner’s shares of the Company’s common stock and 1,171,875 shares for $150,000 pursuant to a private placement. Jeremy Dallow also purchased all of Kushner’s shares of Series D preferred (339,788.66 shares) after the Board of Directors removed the liquidation preference contained in the original designation.

In October 2006, we and Kushner entered into an agreement which amended the April 2006 agreement as follows:

•	Kushner released us from all indebtedness owned to him;

•	Kushner expanded his role as consultant with regard to David Tua while still coordinating the day to day promotion of David Tua under our direction. In this connection, Kushner assumed the liability for all expenses incurred in connection with the promotion of Tua and received an assignment of the proceeds otherwise payable to us. We are entitled to certain payments if Tua wins certain titles; and

•	We are to settle or defend against the claims by two of the participants in the Tua exclusive promotional agreement (see Note 11 to the consolidated financial statements).

As a result of the amended settlement we recorded a gain of $529,000 (included in the ‘‘gain from transactions with related parties’’) as result of the release of indebtedness to Kushner as well as relief from the obligations to two of the participants in the Tua arrangement who were not guaranteed a recoupment.

ITEM 13.	EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo.(2)
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2.3*	Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2.4*	Certificate of Ownership and Merger of Cedric Kushner Promotions, Inc.(15)
3.1*	Articles of Incorporation of the Registrant(1)
3.2*	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004.(4)
3.3*	By-laws of Registrant(1)
3.4*	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004.(5)
3.5*	Amendment to the By-Laws of the Registrant(8)
3.6*	Amendments to the Certificate of Incorporation of the Registrant(8)
4.1*	Specimen common stock Certificate(1)
10.1*	1998 Incentive and Non-qualified Stock Option Plan(1)
10.2*	Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.3*	Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.4*	Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan(1)
10.5*	Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc.(2)
10.6*	Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr.(3)(6)
10.7*	Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield.(3)
10.8*	2002 Incentive and Non-qualified Stock Option Plan(5)
10.9*	Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement.(4)

Exhibit Number	Description
10.10*	Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc.(7)
10.11*	Conversion Agreement, dated February 15, 2005, between the Company and a NoteHolder(8)
10.12*	Form of Conversion Agreement dated as of June 15, 2005.(9)
10.13*	Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto.(10)
10.14*	Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., Cedric Kushner Promotions, Inc. and Cornell Capital Partners, L.P.(10)
10.15*	Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P.(10)
10.16*	Pledge and Escrow Agreement dated as of June 28, 2005 by and between Cedric Kushner Promotions, Inc., Cornell Capital Partners, L.P. and David Gonzalez, Esq.(10)
10.17*	Operating Agreement of Identity Films & Company, LLC dated as of June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC.(11)
10.18*	Contribution and Indemnification Agreement dated as of June 30, 2005 by and between Cedric Kushner Promotions, Inc. and World Wide South Beach, LLC.(12)
10.19*	Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement dated as of June 30, 2005 by and between Cedric Kushner Promotions, Inc. and the investors named on the signature page thereto.(12)
10.20*	Consulting Agreement dated September 24, 2005 by and between Ckrush Sports, Inc. and Dino Duva.(13)
10.21*	License Agreement dated November 1, 2005 by and between Big Content, Inc. and English Distribution, LLC.(14)
10.22*	Termination of Loan and Related Agreements dated as of November 1, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc.(14)
10.23*	Termination of Guarantee dated November 1, 2005 by and between Livingston Investments, LLC, Cedric Kushner Promotions, Inc. and James DiLorenzo.(14)
10.24*	Executive Employment Agreement dated February 13, 2006 with Jan E. Chason.(18)
10.25*	Consulting Agreement dated October 12, 2006 between the Registrant and Joe Abrams(15)
10.26*	Employment Agreement, dated November 20, 2006 between the Registrant and Roy Roberts(16)
10.27*	Employment Agreement, dated November 20, 2006 between the Registrant and Jermey Dallow(16)
10.28*	Consulting Agreement dated November 20, 2006 between the Registrant and Philabelle Consulting LLC(16)

Exhibit Number	Description
14.1*	Code of Ethics.
21	Ckrush, Inc. subsidiaries
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Final Judgment dated December 1, 2005 as to Defendant Cedric Kushner Promotions, Inc.(17)

*	Previously filed.

(1)	Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on July 7, 1998

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2002

(3)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on June 25, 2004

(4)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2004

(5)	Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on November 12, 2004

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 18, 2005

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2005

(8)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on May 13, 2005.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005.

(13)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on October 6, 2005.

(14)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on November 21, 2005.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17. 2006.

(16)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2006.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005.

(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

AUDIT FEES

The aggregate fees billed in 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each of the fiscal years ended December 31, 2006 and 2005 were:

$108,875 and $45,000 billed by Rosenberg, Rich, Baker & Berman, P.C. for the audit of our annual financial statements for 2006, 2005 and the review of our interim quarterly financial statements during 2006 and 2005, respectively.

AUDIT-RELATED FEES

The Company did not incur any fees for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under ‘‘Audit Fees’’ for fiscal years 2006 and 2005.

TAX FEES

Our principal accountants was engaged to perform for tax compliance services for the fiscal years ended December 31, 2006 and 2005, with the approval of the Audit Committee. Amounts billed by Rosenberg, Rich, Baker & Berman, P.C. during 2006 were $27,625.

ALL OTHER FEES

Our principal accountants did not render any other services for the fiscal years ended December 31, 2006 and December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKRUSH, INC.
Date: April 4, 2007	/s/ Roy Roberts
Roy Roberts Chief Executive Officer (Principal Executive Officer)
Date: April 4, 2007	/s/ Jan E. Chason
Jan E. Chason Executive Vice President and CFO (Principal Financial and Accounting Officer)
Date: April 4, 2007	/s/ Jeremy Dallow
Jeremy Dallow President and Director
Date: April 4, 2007	/s/ Richard Ascher
Richard Ascher Director
Date: April 4, 2007	/s/ Philip Glassman
Philip Glassman Director
Date: April 4, 2007	/s/ Jerry Gilbert
Jerry Gilbert Director
Date: April 4, 2007	/s/ Jonathan Schwartz
Jonathan Schwartz Director