Form 10QSB
period 2007-03-31
CKRUSH, INC.
filed 2007-05-15
CIK 1064539

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number 0-25563

CKRUSH, INC.
(Name of small business issuer in its charter)

Delaware	65-0648808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

336 West 37 th Street
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
Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2007, there were 112,137,768 outstanding shares of common stock, par value $0.01 per share.

CKRUSH, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash	$184,500	$1,504,572
Accounts receivable	1,149,268	1,000,037
Prepaid expenses and other assets	29,535	26,034
Film costs	496,200	1,165,005
Property and equipment – net	101,939	78,582
Intangibles – net	1,393,882
Cash – restricted		48,397
Total Assets	$3,355,324	$3,822,627
Liabilities and Stockholders’ Deficiency
Accounts payable and accrued expenses	$4,575,113	$4,645,642
Accrued litigation and judgments payable	2,029,744	2,016,795
Notes and loans payable, including accrued interest	2,209,360	2,536,147
Due to related parties	90,942	89,692
Deferred revenues	23,397	393,000
Derivative liability		3,086,361
Common stock to be issued	477,966	1,563,446
Minority interest	4,662,435	5,232,441
Commitments, Contingencies and Other Matters
Stockholders’ Deficiency
Series D, $.01 par value, authorized 399,752 shares, 399,752 shares issued and outstanding	3,998	3,998
Series E, $.01 par value, authorized 14,000 shares, 940 shares issued and outstanding (liquidation preference of $338,544)	9	9
Common stock, $.01 par value, authorized 300,000,000, shares 110,485,695 and 85,399,521 shares issued and outstanding	1,104,857	853,995
Additional paid-in capital	52,838,161	46,898,157
Accumulated deficit	(61,441,326)	(60,122,397)
Deferred compensation	(3,134,332)	(3,289,659)
Treasury stock, at cost – 104,784 shares of common stock	(85,000)	(85,000)
Total Stockholders’ Deficiency	(10,713,633)	(15,740,897)
Total Liabilities and Stockholders’ Deficiency	$3,355,324	$3,822,627

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues	$871,625	$60,220
Operating costs and expenses
Cost of revenues	752,069	68,746
Selling, general and administrative	1,900,413	1,635,077
Depreciation and amortization	39,584	17,288
Impairment charges	46,667	47,000
Gain on sale of exclusive promotion agreements	—	(18,852)
	2,738,733	1,749,259
Loss from operations	(1,867,108)	(1,689,039)
Other income (expenses)
Interest and financing expense – net	(71,699)	(206,759)
Interest expense – related parties	(1,250)	—
Change in fair value of derivative liability	667,677	—
Loss on issuance of common stock for debt obligations	(46,549)	—
Minority interest	—	18,295
	548,179	(188,464)
Net loss	$(1,318,929)	$(1,877,503)
Net loss per common share (basic and diluted)	$(0.01)	$(0.03)
Weighted average number of common shares outstanding (basic and diluted)	102,099,569	71,519,515

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

	Preferred Stock				Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Total Stockholders’ Deficiency
	Series D		Convertible Series E
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance – December 31, 2006	399,752	$3,998	940	$9	85,399,521	$853,995	$46,898,157	$(60,122,397)	$(3,289,659)	(104,784)	$(85,000)	$(15,740,897)
Issuance of common stock in connection with
conversion of notes and loans payable					2,300,308	23,003	423,597					446,600
private placements – net of expenses					14,300,000	143,000	1,144,000					1,287,000
cashless exercise of warrants and options					687,560	6,876	(6,876)					—
settlements					798,306	7,983	165,807					173,790
consulting arrangements					3,000,000	30,000	825,000		(725,000)			130,000
acquisition of Trisoft and Audiostreet					4,000,000	40,000	760,000					800,000
Compensation expense – employee stock options							209,792					209,792
Amortization of deferred compensation									880,327			880,327
Reclassification of derivative liability							2,418,684					2,418,684
Net loss								(1,318,929)				(1,318,929)

	399,752	$3,998	940	$9	110,485,695	$1,104,857	$52,838,161	$(61,441,326)	$(3,134,332)	(104,784)	$(85,000)	$(10,713,633)

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(1,318,929)	$(1,877,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,584	17,288
Impairment charges	11,667	—
Non-cash compensation expense	1,220,119	865,500
Loss on issuance of common stock for debt obligations	46,549	—
Change in fair value of derivative liability	(667,677)	—
Amortization of debt discount		36,712
Gain on sale of promotional rights		(18,852)
Minority interest		(18,295)
(Increase) decrease in operating assets:
Accounts receivable	(137,783)	5,118
Film costs – net	668,805	(333,256)
Prepaid expenses and other assets	(2,116)	(38,929)
Restricted cash	48,397	56,940
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,015)	236,333
Accrued litigation and judgments payable	(40,000)	123
Accrued interest	75,586	58,785
Deferred revenues	(369,603)	—
Net Cash Used In Operating Activities	(426,416)	(1,010,036)
Cash Flows From Investing Activities
Acquisition of Trisoft and Audiostreet	(600,000)
Purchases of property and equipment	(15,656)	(1,178)
Proceeds from sales of exclusive promotional agreements	—	140,000
Net Cash (Used In) Provided By Investing Activities	(615,656)	138,822
Cash Flows From Financing Activities
Proceeds from issuance of:
Common stock	225,000
production interests (minority interests)		180,000
notes and loans payable	67,000	740,000
Repayment of production interests	(570,000)
Repayment of notes and loans payable - other	—	(16,000)
Repayment of notes and loans payable - related parties	—	(21,421)
Net Cash (Used In) Provided From Financing Activities	(278,000)	882,579
Net Increase(Decrease) In Cash	(1,320,072)	11,365
Cash – Beginning of Period	1,504,572	57,533
Cash – End of Period	$184,500	$68,898
Supplemental Disclosures:
Cash paid during the period for:
Interest	$—	$131,420
Non-cash investing and financing activities:
Issuance of common stock and warrants for
conversion of notes and loans payable	$415,174	$128,288
compensation	130,000
settlement of other obligations	158,666
cashless exercise of warrants	6,876
commons shares to be issues	1,312,500
conversion Series E preferred stock		300
acquisition	800,000

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Description of Business

Ckrush, Inc. and subsidiaries (the ‘‘Company’’) is an innovative entertainment and interactive media group that seeks to capitalize on the global convergence of entertainment content with social media, online communities and digital technology. The Company produces feature films and other content and develops and maintains web sites, including online communities, primarily geared towards young adults 18-34. The Company’s feature film productions include ‘‘Beer League,’’ starring Artie Lange, and ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. The Company’s fully interactive online communities include ‘‘LiveMansion.com’’ (http://www.livemansion.com/), ‘‘AudioStreet.com’’ (http://www.audiostreet.net/) and ‘‘MixStreet.net’’ (http://www.mixstreet.net/). The Company’s services also include website design, development, hosting, advertising and media placement.

Note 2.    Basis of Presentation

The Company has incurred net losses of $1.3 million during the three months ended March 31, 2007, and $11.8 million and $7.7 million during the years ended December 31, 2006 and 2005, respectively. In addition, the Company is not in compliance with certain of its outstanding notes and loans payable including unpaid interest and may not be in compliance with certain its past settlements including legal judgments. Further, the Company had a stockholders’ deficiency of $10.7 million at March 31, 2007. Historically, the Company has successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, the Company hopes to remedy these possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of its obligations. However, if the Company’s lenders are unwilling to continue to refrain from demanding compliance by the Company to payment terms for its indebtedness, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

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

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire of fiscal year any other period. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2006 filed on Form 10-KSB on April 5, 2007.

Note 3.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Ckrush, Inc. and all of its majority-owned and controlled subsidiaries, with a provision for minority interests. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (‘‘VIE’’). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. (‘‘FIN’’) 46, ‘‘Consolidation of Variable Interest Entities’’. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from the sale or licensing of films and is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ‘‘Accounting by Producers or Distributors of Films’’. Revenue from sales to distributors is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced.

Revenue related to website development activities is recognized as services are provided. Therefore the consolidated financial statements take into account the revenue earned to date on contracts not yet completed as estimated by management. Advertising and hosting revenues are recognized ratably over the period benefited.

Website Development Expenses

The Company’s websites are comprised of various features, which contribute to their overall functionality. The Company will capitalized costs incurred for the production of computer software that generates the functionality once technological feasibility is established and it is determined that such costs should be recoverable against future revenues. Website development costs incurred prior to the determination that the product is technologically feasible, as well as maintenance costs for established products, are expensed as incurred. As of March 31, 2007, the Company has not capitalized any costs incurred for LiveMansion.com and has not earned any revenues related to the site. The Company’s other sites were acquired in February 2007 in the transaction described in Note 4.

Stock Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No.123R, Share-Based Payment (SFAS 123R), which revised SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the requisite service period. The Company adopted SFAS 123R effective January 1, 2006.

The implementation of FAS No. 123 (R) has resulted in charges of $210,000 and $195,000 for the three month periods ended March 31, 2007 and 2006, respectively.

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

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 31,700,000 (2007) and 3,299,000 (2006) and warrants – 45,602,986 (2007) and 44,721,486 (2006)) are anti-dilutive.

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

Note 4.    Acquisition of Trisoft Media, Inc. and AudioStreet, Inc.

On February 5, 2007, the Company entered into and completed an agreement to acquire the business and certain assets of Trisoft Media, Inc. and AudioStreet, Inc. including two online community websites that focus primarily on music and music-based content.

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

The purchase price for the assets of $1.4 million consisted of a cash payment of $600,000 plus the issuance of 4 million shares of common stock to the shareholders of the selling corporations and their agent and $49,000 in direct acquisition costs. The purchase consideration has been allocated to the estimated fair values of the assets acquired and liabilities assumed as follows:

	Total	Life
Accounts receivable	$12,500
Equipment	12,000
Security deposit	2,000
Amortizable intangible assets –
Websites and related registered users	615,000	3 years
Goodwill	813,000
Total assets acquired	1,454,500
Liabilities assumed	(5,000)
Net assets acquired	$1,449,500

The results of operations of the acquired businesses are included in the results of the Company since the date of acquisition. Pro forma results of operations for 2007 and 2006 are not presented as the impact of the acquisition on the Company’s results of operation prior to the acquisition was not material.

Note 5.    Film Costs and Minority Interests

Film costs consist of:

Released, net	$476,200
In development	20,000
$496,200

In July 2006, the Company announced that it would produce ‘‘LiveMansion: The Movie’’ which will be cast online by members of the LiveMansion.com social networking community. To assist in the financing of the movie, the Company sold minority ownership interests for which to the extent of available cash flow from the film, the investors are entitled to a return of 100% of the purchase price

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

plus a 20% preferred return. The Company received approximately $1 million, net of expenses for the interests sold. The Company is permitted to use the proceeds from the sale of minority interests for working capital purposes prior to use for production of the film. As of March 31, 2007, the Company utilized approximately $726,000 for working capital needs and used $298,000 in the promotion of the film project.

During 2005 and 2006, the Company through a private placement offering pursuant to which two of the Company’s subsidiaries sold and issued an aggregate of approximately 86 units of revenue participation rights (‘‘RPRs’’) in film projects for an aggregate purchase price of approximately $5.5 million representing a minority ownership interests in the subsidiaries. To the extent of available cash flow from the Company’s subsidiaries, the RPRs entitle the investors to a return of 100% of their respective purchase price plus a 20% preferred return and an aggregate 15% interest in the residual cash flow.

As of March 21, 2007, the holders of the RPR units were repaid $1 million, of which $570,000 was returned in February 2007, as a result of the receipt of advances from the domestic and foreign distributors of the film projects.

The Company has guaranteed the repayment of one investor’s investment of $2.7 million in the RPR’s plus its preferred return. The investor has the right to enforce the guaranty at any time commencing in June 2007, or earlier under certain circumstances. The Company also granted the investor a security interest in the Company’s rights and interests in the related film projects and to escrow a maximum of 9,000,000 shares of its common stock as further security for repayment of the obligation. As of March 31, 2007, management’s estimates of the future revenue streams from the films produced through the financing from this private placement indicate that it is unlikely that the investor will be fully repaid from the films’ cash flow.

During June 2005, the Company entered into a joint venture operating agreement for the purpose of arranging, developing and producing film, television, music, publishing and related properties to be acquired by the joint venture including certain properties contributed by the other joint venture partner. The Company was required to make capital contributions of $748,000 over a 2 year period, of which the Company contributed $374,000 through March 31, 2007, net of repayments of $98,000.

During 2006, the Company and the joint venture partner entered into negotiations in order to adjust the capital contribution requirement and net income allocations, among other matters. In March 2007, the Company and a principal of the joint venture partner agreed subject to the consent of the other principal to allow for a reduction in the monthly funding obligations by the Company retroactive to October 1, 2006 and agreed to a new recoupment formula. As of May 14, 2007, the outcome of the negotiations with the other principal is uncertain and accordingly, the Company has not recognized the minority interest in losses in the accompanying consolidated statement of operations.

In 2004, the Company and other parties entered into an agreement to form and become members of Pledge This Holdings, LLC (‘‘PTH’’). PTH was formed to finance, produce and distribute a feature-length motion picture.  In order to induce a group of investors to invest in and make other accommodations to PTH, as well as, in partial consideration of its then 22.5% membership interest in PTH, the Company entered into an agreement to guarantee the repayment of the investors’ investment of $1 million if not recouped on or before June 30, 2005 and to pay interest on the investment at the rate of 12.4%. As further consideration, the Company issued, in 2004, 1,000,000 shares of its common stock, fair valued at $510,000. In connection with PTH obtaining additional financing, in 2005, the Company’s membership interest was reduced to 10% and another investor agreed to participate in the guarantee of the aforementioned $1 million investment to a maximum of 80%. Prior to 2007 the Company paid to the investors $1,800,000 (of which 750,000 shares were issued in lieu of cash) for interest on the investment and PTH repaid $420,000 from proceeds from the sale of domestic distribution rights for the film. In February, 2007, the investors received $600,000 in full

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

settlement of the investment from PTH and the Company issued 768,306 shares of its common stock in full settlement of the interest due amounting to $144,000.

Note 6.    Accrued Litigation and Judgments Payable

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against the Company and a former officer/director, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, the Company and Designscape agreed to settle the matter. On September 18, 2006, the Company agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on unpaid balance from September 25, 2005 payable on September 30, 2009. As of May 14, 2007, in accordance with the agreement, the Company made required payments aggregating $100,000.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from a subsidiary of the Company, arising from a previous settlement agreement, instituted a second arbitration proceeding against the Company seeking to recover $172,000 plus attorneys’ fees and costs. The Company answered, seeking a declaration that the Company had no further obligation due to breaches of the related agreement. The Company also filed a counterclaim seeking to recover amounts previously paid related to the previous agreement. In April 2006, the Company paid $31,000 to the holder to reduce the outstanding principal. In September 2006, the Company and Layfield entered into a settlement agreement in which the Company agreed to pay Layfield $170,000 in four payments from October 2006 through August 7, 2007. If the Company does not make the scheduled payments the Company will be obligated to pay Layfield $200,000, less payments actually made under this agreement. As of May 14, 2007, the Company made payments aggregating $130,000, in accordance with the agreement.

Shane Mosley

In November 2005, the Company and the Company’s former President entered into a settlement agreement with Shane Mosley, a boxer, related to a judgment in connection with an unpaid boxing purse. The Company agreed to pay $565,000 to Mosley in installments out of 60% of the net profits from any boxing events promoted or co-promoted by the Company (retroactively to September 2005) until the outstanding sum, plus accrued interest, is paid in full. In addition, the Company is entitled to a $100,000 credit against the above settlement amount, contingent upon the transfer and assignment of the Company’s rights to the Mosley Video Library. Any amounts unpaid by December 31, 2008 are immediately due.

In December 2006, Mosley filed a motion to restore the judgment as a result of a breach of the settlement because of non compliance to the settlement including the alleged decision to exit the boxing business. In January 2007, the Company filed its opposition to this motion and argued that these issues require a hearing and preclude summary adjudication.

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

In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of March 31, 2007, the Company had accrued $2.0 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

Note 7.    Notes and Loans Payable

Notes and loan payable includes accrued interest (at rates ranging from none to 23%) of $382,000. During the quarter ended March 31, 2007, the holders of $415,000 of notes payable, including accrued interest, allowed the Company to convert the indebtedness into 2,300,308 shares of common stock.

The Company is not in compliance with the payment terms for $2.2 million of the notes and loans payable including unpaid interest.

Note 8.    Related Party Transactions

Due to related parties at March 31, 2007 includes the Company obligations to the Company’s President principally arising from a loan provided in a prior year, including accrued interest. The loan is unsecured, has no specific terms, conditions or maturities.

The Company, an entity owned by the President and a consultant to the Company also has a profit participation in a boxer.

Note 9.    Stockholders’ Deficiency

On January 25, 2007, at a special meeting of the stockholders, the stockholders approved the following:

•	Ckrush, Inc. 2006 Stock Incentive Plan;

•	An amendment to the Company’s Certificate of Incorporation (as amended) to Increase the authorized shares of the Company’s common stock from 100 million 300 million shares;

•	A reverse stock split of the Company’s outstanding shares of common stock; and

•	An amendment to the Company’s Certificate of Incorporation (as amended) to create staggered three-year terms for the Board of Directors.

Common Stock

During the quarter ended March 31, 2007, the Company issued 2.3 million shares of common stock in connection with a private place at $.10 per share together with warrants to purchase 2.3 million shares of common stock at $.10 per share for $225,000. The Company also issued 12 million shares of common shares related to the same offering which had begun in the prior year. As of December 31, 2006, the net proceeds from these transactions were classified as ‘‘obligations for common stock to be issued’’, in accordance with the subscription agreement which allowed for the delay in the issuance of the shares subject to the above mentioned approval by the Company’s stockholders of an increase in the authorized number of shares.

The Company has outstanding stock options, warrants, convertible securities and other contingent obligations, all of which could require the Company to issue common stock in a number which exceeded the authorized amount prior to an increase approved by the shareholders. In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the lack of a sufficient number of authorized shares to meet the Company’s obligations to issue common shares resulted in a requirement to account for certain of the Company’s outstanding securities as liabilities. Accordingly, during 2006 and through January 25, 2007, the Company reclassified certain outstanding warrants and options as derivative liabilities for financial statement reporting, which were marked to fair value periodically pursuant EITF 00-19. The Company valued these options and warrants utilizing the Black-Scholes method of valuation resulting in a reclassification from stockholders’ equity of $3.2 million as of December 31, 2006, and, during 2007, the Company recorded a non-cash gain of

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

$668,000 to reflect the associated change in fair value of the warrants during the period. In January 2007, as a result of the stockholder approval of the increase in authorized number of common shares, the liability was reclassified to equity.

Warrants

A summary of warrant activity for the three months ended March 31, 2007 and 2006 is as follows:

	2007		2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance – beginning of period	44,721,486	$.21	30,051,373	$.26
Issued	3,561,000	.10	50,000	.10
Exercised – cashless	(2,300,000)	.10
Expired	(379,500)	.50	(400,834)	.33
Balance – end of period	45,602,986	$.15	29,700,539	$.30

Stock Options

Stock option share activity and weighted average exercise price under these plans for the three months ended March 31, 2007 and 2006 is as follows:

	2007		2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance – beginning of period	31,849,000	$.62	299,000	$1.09
Issued			3,000,000	.18
Expired	(149,000)	1.24
Balance – end of period	31,700,000	$.17	3,299,000	$.21

Note 10.    Income Taxes

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

Note 11.    Segment Data

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

As of January 1, 2007, the Company has one reportable segment: media entertainment. The media entertainment segment consists of development and production of digital and filmed content for global distribution to all media platforms including the internet. In prior years the Company was also a promoter of professional boxers and boxing events which was a separate segment for financial reporting purposes.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
(Unaudited)

Note 12.    Other Matters

On January 5, 2007, the Company entered into an amendment to the consulting agreement with Joe Abrams. The amendment expands Mr. Abrams’ role with the Company to Chairman of Ckrush Digital Media, Inc., one of the Company’s subsidiaries. The term of the consulting agreement was extended through December 31, 2008, subject to either party’s right to terminate sooner for any reason. The Company agreed to issue to Mr. Abrams an aggregate of 4,000,000 shares of common stock in equal quarterly installments over the remaining two year term of the agreement. During the three months ended March 31, 2007, the first quarterly installment of 500,000 shares was issued and as a result the Company recorded a non cash charge of $130,000 during the period.

In January and February 2007 the Company entered into two consulting arrangements for services to be provided to the Company. The Company issued one of the consultants 2,500,000 restricted shares of common stock and the other received a warrant for 500,000 shares of 9.10 per share. The fair valued of the securities issued ($725,000) was recorded as deferred compensation and during the three months ended the Company expensed $83,000 as non cash compensation.

In February 2006, the Company assigned its exclusive promotional agreement with a boxer for $140,000. As a result of this transaction the Company recorded a gain of approximately $19,000. In addition, if the boxer wins a major bout during the term of the agreement, the Company is entitled to an additional payment of $250,000. In a later quarter of 2006, the fighter achieved a major title win; however, the Company only received a partial payment towards the $250,000. The Company has not recorded the unpaid portion due to the uncertainty as to its collection.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

We are an innovative entertainment and interactive media group that seeks to capitalize on the global convergence of entertainment content with social media, online communities and digital technology. We produce feature films and other content and develop and maintain web sites, including online communities, primarily geared towards young adults 18-34. Our feature film productions include ‘‘Beer League,’’ starring Artie Lange, and ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. Our fully interactive online communities include ‘‘LiveMansion.com’’ (http://www.livemansion.com/), ‘‘AudioStreet.com’’ (http://www.audiostreet.net/) and ‘‘MixStreet.net’’ (http://www.mixStreet.net/). Our services also include website design, development, hosting, advertising and media placement.

Reportable Segments

As of January 1, 2007, our operations consist of one reportable segment: media entertainment. The media entertainment segment consists of development and production of digital and filmed content for global distribution to all media platforms including the internet. In prior years we were also a promoter of professional boxers and boxing events which was a separate segment for financial reporting purposes.

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

Revenue Recognition

•	Revenues from the sale or licensing of films and is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ‘‘Accounting by Producers or Distributors of Films’’. Revenue from sales to distributors is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced.

•	Revenue related to website development activities is recognized as services are provided. Therefore the consolidated financial statements take into account the revenue earned to date on contracts not yet completed as estimated by management. Advertising and hosting revenues are recognized ratably over the period benefited.

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

At March 31, 2007, we provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain. Utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

Net revenues increased by $811,000 to $872,000 for the three months ended March 31, 2007 from $60,000 in the prior year period. The 2007 net revenues included distribution fees earned from the release of our film production ‘‘TV: the Movie’’ ($710,000) and includes revenues earned from our newly acquired business principally web development services ($112,000).

Cost of revenues which relate to the production costs for filmed products and web development costs for both internal and external projects increased by $683,000 to $752,000 for the quarter ended March 31, 2007, compared to $69,000 incurred in period year period principally related to filmed projects.

Selling, general and administrative expenses increased by 16.2 % or $265,000, to $1.9 million for the quarter ended March 31, 2007, from $1.6 million in the prior year period. The increase is principally attributable to the non cash compensation charges of $1.2 million in the 2007 period as compared to $866,000 in 2006. Reductions in professional fees during the three months ended March 31, 2007 including fees associated with the special mandated internal control specialist partially offset the aforementioned increase in these expenses.

Other operating costs include depreciation and amortization and impairment charges aggregating $86,000 in 2007 includes amortization of intangibles arising from the acquisition of Trisoft and AudioStreet increased $12,000 from $64,000 in 2006.

The loss from operations increased $228,000 to $1.9 million during the three months ended March 31, 2007 from $1.7 million in the prior year period.

The Company has outstanding stock options, warrants, convertible securities and other contingent obligations, all of which could require the Company to issue common stock in a number which exceeded the authorized amount prior to an increase approved by the shareholders. In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the lack of a sufficient number of authorized shares to meet the Company’s obligations to issue common shares resulted in a requirement to account for certain of the Company’s outstanding securities as liabilities. Accordingly, during 2006 and through January 25, 2007, the Company reclassified certain outstanding warrants and options as derivative liabilities for financial statement reporting, which were marked to fair value periodically pursuant EITF 00-19. The Company valued these options and warrants utilizing the Black-Scholes method of valuation resulting in a reclassification from stockholders’ equity of $3.2 million, and, during 2007, the Company recorded a non-cash gain of $668,000 to reflect the associated change in fair value of the warrants during the period. In January 2007, as a result of the stockholder approval of the increase in authorized number of common shares, the liability was reclassified to equity.

The company’s net loss decreased $558,000 to $1.4 million during the three months ended March 31, 2007 from $1.9 million in the prior year period principally as result of the non cash gain described above.

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses of $1.3 million during the three months ended March 31, 2007, and $11.8 million and $7.7 million during the years ended December 31, 2006 and 2005, respectively. In addition, we are not in compliance with certain of our outstanding notes and loans payable including unpaid interest and may not be in compliance with certain past settlements including legal judgments. Further, we had a stockholders’ deficiency of $10.7 million at March 31, 2007. Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to remedy these possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of its obligations. However, if ours lenders are unwilling to continue to refrain from demanding compliance by us to payment terms for indebtedness, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations.

We are also taking actions to address liquidity in the following ways:

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

Commitments and Contingencies

In connection with both our media and our previous sports operations, we guaranteed investors and other participants in our projects the return of their investments and in some cases with a preferred return.

We are of the opinion, based upon advice of counsel, that we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims described in Item 2 — Legal Proceedings. As of March 31, 2007, we had accrued approximately $2.0 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Cash Flows

At March 31, 2007, our cash position reflected a balance of $185,000, as compared to the $69,000 balance in the prior year, exclusive of a restricted deposit required by our consent decree with the SEC to cover the cost of a special consultant.

Operating Cash Flows.    Our principal operating source of cash during the 2007 quarter was net revenues from our film project and website development activities. For the three months ended March 31, 2007, we significantly reduced our cash burn to approximately $426,000 from $1.0 million in the prior year. The principal factor was that the film released in 2007 had been produced during prior fiscal year.

Investing Cash Flows.    Cash used in investing activities for the quarter ended March 31, 2007 was related to acquisition of the business and net assets of Trisoft and AudioStreet ($600,000) and office equipment ($16,000).

Financing Cash Flows.    Net cash used in financing activities for the quarter ended March 31, 2007 was $278,000 which consisted of repayments of production interests of $570,000, net proceeds from the issuance of common stock ($225,000) and short-term borrowings of $67,000.

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

Item 3.    CONTROLS AND PROCEDURES

As of March 31, 2007, the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15 and 15d-15.

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

As a result of our settlement with the SEC in a prior year, we retained the services of an independent consultant to analyze our system of internal accounting controls and accounting and financial reporting processes and oversee the implementation of improved processes in these areas. As a result of the consultant’s services, we completed a comprehensive evaluation and testing of our internal controls over financial reporting which resulted in a set of documented disclosure controls and procedures, including our internal controls and procedures for financial reporting. However, management recognized that improvements are still necessary in the following areas:

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

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against us and James Di Lorenzo, former officer/directors, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, we agreed with Designscape to settle the matter. On September 18, 2006, we agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on unpaid balance from September 25, 2005 payable on September 30, 2009. As of May 14, 2007, in accordance with the agreement, we made required payments aggregating $100,000.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from one of our subsidiaries, arising from a previous settlement agreement, instituted a second arbitration proceeding against us seeking to recover $172,000 plus attorneys’ fees and costs. We answered, seeking a declaration that we had no further obligation due to breaches of the related agreement. We also filed a counterclaim seeking to recover amounts previously paid related to the previous agreement. In April 2006, we paid $31,000 to the holder to reduce the outstanding principal. In September 2006, we and Layfield entered into a settlement agreement in which we agreed to pay Layfield $170,000 in four payments from October 2006 through August 7, 2007. If we not make the scheduled payments we will be obligated to pay Layfield $200,000, less payments actually made under this agreement. As of May 14, 2007, we made payments aggregating $130,000, in accordance with the agreement.

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

In December 2006, Mosley filed a motion to restore the judgment as a result of a breach of the settlement because of non compliance to the settlement including the alleged decision to exit the boxing business. In January 2007, we filed our opposition to this motion and argued that these issues require a hearing and preclude summary adjudication.

First Equity

In June 2005, First Equity Capital Corporation (‘‘First Equity’’) filed an action against us in state court in Florida, alleging that we breached an unsigned agreement pursuant to which we allegedly hired First Equity to provide certain services. First Equity alleges that we are obligated to pay First Equity $1.5 million and to issue First Equity up to 4 million registered shares of common stock. In December 2005, William Nichols & Associates, Inc. (‘‘Nichols’’) and Norman Brodeur filed a motion to intervene alleging that First Equity, acting as an agent for us engaged Nichols to raise capital on our behalf and was entitled to $250,000 of First Equity’s fee and 3 million of the shares of stock claimed by First Equity. This motion was granted in March 2006.

We have filed answers denying any liability to First Equity and Nichols and raised numerous affirmative defenses. We are in the process of taking discovery in these matters and intend to vigorously defend.

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

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company (‘‘Chase’’) obtained a judgment in the amount of $95,000 against Cedric Kushner, our former President, and us in connection with our default on an outstanding note. In May 2004, Chase agreed to allow us to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at March 31, 2007 amounted to $88,000, including accrued interest. We are not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which we entered into settlements in prior years for which we have not made the required payments.

In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of March 31, 2007, we accrued $2.0 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, as a result of the approval by our stockholders to increase our authorized number of common shares, we issued 12,050,000 shares sold in connection with a private placement during the fourth quarter of 2006 and an additional 2,250,000 shares sold in January 2007 at $.10 per share as part of the same placement

In February 2007, in connection with our acquisition of the assets and business of Trisoft Media, Inc. and AudioStreet.net, we issued 4,000,000 shares of common stock to the sellers and their agent.

During this period we issued 1,451,248 shares of common stock in connection with the conversion of $253,425 of notes payable including accrued interest; 30,000 shares in settlement of an account payable obligation; and 687,560 shares upon the ‘‘cashless’’ exercise of warrants.

Further during the period, we also issued 786,306 shares to holders of notes payable aggregating $163,000, including accrued interest, and issued 849,060 shares in settlement of our obligation under a guarantee of the indebtedness of Pledge This Holding, LLC.

In January and April 2007 in accordance with a consulting agreement entered into in 2006, we issued two quarterly installments of 500,000 shares to the consultant’s designees and in accordance a consulting agreement entered into in January 2007 we issued 2,500,000 shares of common stock to another consultant.

In April 2007, in connection with a private placement we issued 733,334 shares of common stock at $.15 per share together with 366,667 warrants to purchase common stock at $.15 per share and 418,740 shares of common stock in connection with the conversion of $52,342 of notes payable, including accrued interest.

In March and April 2007, the Company issued warrants to purchase 700,000 shares of the Company’s common stock at a price of $.10 per share to four advisors.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

The Company is in default of several notes and loans payable in the aggregate amount of approximately $2.2 million including accrued interest. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company’s ability to raise additional funds and/or to conduct normal business operations

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the stockholders of the Registrant was held on January 25, 2007, at which four matters were considered, voted upon and approved by the holders of the majority of the outstanding shares of the common stock of the Registrant;

1.	The adoption of the Ckrush, Inc. 2006 Stock Incentive Plan was approved by a vote of 57,236,521 shares in favor, 1,579,497 opposed, and 306,800 abstentions.

2.	An Amendment to the Certificate of Incorporation to increase the authorized shares of common stock of the Registrant to 300,000,000 shares was approved by a vote of 85,600,300 shares in favor, 2,459,380 opposed, and 281,300 abstentions.

3.	A reverse split of the Registrant’s common stock, and a range from three-to-one to ten-to-one (with the final determination to be made by the Board of Directors) was approved by a vote of 85,432,736 shares in favor, 2,312,634 opposed, and 1,610 abstentions.

4.	An approval to amend the Certificate of Incorporation to create staggered three year terms for the Board of Directors was approved by a vote 58,124,293 shares in favor, 992,115 opposed and 6,410 abstentions.

Item 5.    OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6.    EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo. (2)
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
2.3*	Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
2.4*	Certificate of Ownership and Merger of Cedric Kushner Promotions, Inc. (15)
3.1*	Articles of Incorporation of the Registrant (1)
3.2*	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004. (4)
3.3*	By-laws of Registrant (1)
3.4*	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004. (5)
3.5*	Amendment to the By-Laws of the Registrant (8)
3.6*	Amendments to the Certificate of Incorporation of the Registrant (8)
4.1*	Specimen common stock Certificate (1)
10.1*	1998 Incentive and Non-qualified Stock Option Plan (1)
10.2*	Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.3*	Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.4*	Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.5*	Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc. (2)
10.6*	Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr. (3) (6)
10.7*	Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield. (3)
10.8*	2002 Incentive and Non-qualified Stock Option Plan (5)
10.9*	Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)
10.10*	Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc. (7)
10.11*	Conversion Agreement, dated February 15, 2005, between the Company and a Note Holder (8)
10.12*	Form of Conversion Agreement dated as of June 15, 2005. (9)
10.13*	Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto. (10)
10.14*	Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., Cedric Kushner Promotions, Inc. and Cornell Capital Partners, L.P. (10)
10.15*	Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P. (10)

Exhibit Number	Description
10.16*	Pledge and Escrow Agreement dated as of June 28, 2005 by and between Cedric Kushner Promotions, Inc., Cornell Capital Partners, L.P. and David Gonzalez, Esq. (10)
10.17*	Operating Agreement of Identity Films & Company, LLC dated as of June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC. (11)
10.18*	Contribution and Indemnification Agreement dated as of June 30, 2005 by and between Cedric Kushner Promotions, Inc. and World Wide South Beach, LLC. (12)
10.19*	Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement dated as of June 30, 2005 by and between Cedric Kushner Promotions, Inc. and the investors named on the signature page thereto. (12)
10.20*	Consulting Agreement dated September 24, 2005 by and between Ckrush Sports, Inc. and Dino Duva. (13)
10.21*	License Agreement dated November 1, 2005 by and between Big Content, Inc. and English Distribution, LLC. (14)
10.22*	Termination of Loan and Related Agreements dated as of November 1, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc. (14)
10.23*	Termination of Guarantee dated November 1, 2005 by and between Livingston Investments, LLC, Cedric Kushner Promotions, Inc. and James DiLorenzo. (14)
10.24*	Executive Employment Agreement dated February 13, 2006 with Jan E. Chason. (18)
10.25*	Consulting Agreement dated October 12, 2006 between the Registrant and Joe Abrams (15)
10.26*	Employment Agreement, dated November 20, 2006 between the Registrant and Roy Roberts (16)
10.27*	Employment Agreement, dated November 20, 2006 between the Registrant and Jeremy Dallow (16)
10.28*	Consulting Agreement dated November 20, 2006 between the Registrant and Philabelle Consulting LLC (16)
14.1*	Code of Ethics.
21	Ckrush, Inc. subsidiaries
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Final Judgment dated December 1, 2005 as to Defendant Cedric Kushner Promotions, Inc. (17)

*	Previously filed.
(1)	Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on July 7, 1998
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2002
(3)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on June 25, 2004
(4)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2004

(5)	Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on November 12, 2004
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 18, 2005
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2005
(8)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on May 13, 2005.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005.
(13)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on October 6, 2005.
(14)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on November 21, 2005.
(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17. 2006.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2006.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKRUSH, INC. & SUBSIDIARIES

Date: May 14, 2007	/s/ Roy Roberts
Roy Roberts Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	/s/ Jan E. Chason
Jan E. Chason CFO and Executive Vice President (Principal Financial and Accounting Officer)