Form 10QSB
period 2007-06-30
CKRUSH, INC.
filed 2007-08-14
CIK 1064539

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 13, 2007, there were 120,609,224 outstanding shares of common stock, par value $0.01 per share.

CKRUSH, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash	$69,853	$1,504,572
Accounts receivable	1,159,880	1,000,037
Prepaid expenses and other assets	36,969	26,034
Film costs	470,302	1,165,005
Property and equipment – net	96,297	78,582
Websites – net	529,583
Goodwill	813,049
Cash- restricted		48,397
Total Assets	$3,175,933	$3,822,627
Liabilities and Stockholders’ Deficiency
Accounts payable and accrued expenses	$4,460,631	$4,645,642
Accrued litigation and judgments payable	1,937,244	2,016,795
Notes and loans payable, including accrued interest	2,195,812	2,536,147
Due to related parties	92,304	89,692
Deferred revenues	108,525	393,000
Derivative liability		3,086,361
Common stock to be issued	650,466	1,563,446
Minority interest	4,801,635	5,232,441
Commitments, Contingencies and Other Matters
Stockholders’ Deficiency
Series D, $.01 par value, authorized 399,752 shares, 399,752 shares issued and outstanding	3,998	3,998
Series E, $.01 par value, authorized 14,000 shares, 760 and 940 shares issued and outstanding (liquidation preference of $273,744 and $338,544)	8	9
Common stock, $.01 par value, authorized 300,000,000 shares 115,859,224 and 85,399,521 shares issued and outstanding	1,158,592	853,995
Additional paid-in capital	53,805,690	46,898,157
Accumulated deficit	(63,613,939)	(60,122,397)
Deferred compensation	(2,340,033)	(3,289,659)
Treasury stock, at cost – 104,784 shares of common stock	(85,000)	(85,000)
Total Stockholders’ Deficiency	(11,070,684)	(15,740,897)
Total Liabilities and Stockholders’ Deficiency	$3,175,933	$3,822,627

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$64,221	$15,250	$935,846	$75,470
Operating costs and expenses
Cost of revenues	128,054	810	880,123	69,556
Selling, general and administrative	1,874,971	6,580,968	3,775,384	8,216,045
Depreciation and amortization	58,013	1,663	97,597	18,951
Impairment charges	20,000	30,000	66,667	77,000
Settlement costs		186,417		186,417
Gain on sale of exclusive promotion agreements	—	(3,000)	—	(21,852)
	2,081,038	6,796,858	4,819,771	8,546,117
Loss from operations	(2,016,817)	(6,781,608)	(3,883,925)	(8,470,647)
Other income (expenses)
Interest and financing expense – net	(154,434)	(195,101)	(272,682)	(368,860)
Interest expense – related parties	(1,362)	—	(2,612)
Change in fair value of derivative liability	—	—	667,677
Finance costs paid in common stock and warrants	—			(33,000)
Gain on settlement with related parties	—	1,478,845		1,478,845
Minority interest	—	54,033	—	72,328
	(155,796)	1,337,777	392,383	1,149,313
Net loss	$(2,172,613)	$(5,443,831)	$(3,491,542)	(7,321,334)
Net loss per common share (basic and diluted)	$(0.02)	$(0.07)	$(0.03)	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	112,753,590	78,069,134	107,456,011	78,069,134

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock				Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Total Stockholders’ Deficiency
	Series D		Convertible Series E
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance – December 31, 2006	399,752	$3,998	940	$9	85,399,521	$853,995	$46,898,157	$(60,122,397)	$(3,289,659)	(104,784)	$(85,000)	$(15,740,897)
Issuance of common stock in connection with
conversion of Preferred Stock			(180)	(1)	180,000	1,800	(1,799)					—
conversion of notes and loans payable					4,746,623	47,466	769,104					816,570
private placements – net of expenses					15,033,334	150,333	1,246,667					1,397,000
cashless exercise of warrants and options					687,560	6,876	(6,876)					—
settlements					885,263	8,853	174,937					183,790
consulting arrangements					3,500,000	35,000	915,000		(725,000)			225,000
acquisition of Trisoft and Audiostreet					4,000,000	40,000	760,000					800,000
financing fees					100,000	1,000	14,000					15,000
settlement of accrued compensation for former CEO					1,326,923	13,269	159,231					172,500
Compensation expense – employee stock options							419,585					419,585
Amortization of deferred compensation									1,674,626			1,674,626
Compensation expense – warrants issued for services							39,000					39,000
Reclassification of derivative liability							2,418,684					2,418,684
Net loss								(3,491,542)				(3,491,542)
Balance – June 30 2007	399,752	$3,998	760	$8	115,859,224	$1,158,592	$53,805,690	$(63,613,939)	$(2,340,033)	(104,784)	$(85,000)	$(11,070,684)

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(3,491,542)	$(7,321,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,597	18,951
Impairment charges	20,000	—
Non-cash compensation expense	2,359,430	6,335,083
Change in fair value of derivative liability	(667,677)	—
Accrued interest	269,141	104,835
Amortization of debt discount		132,422
Accrued settlement costs	10,124	186,417
Gain on sale of promotional rights		(21,852)
Minority interest		(72,328)
Gain on settlement with related party		(1,478,845)
(Increase) decrease in operating assets:
Accounts receivable	(147,343)	4,040
Film costs – net	674,703	(657,672)
Prepaid expenses and other assets	(9,551)	(40,461)
Restricted cash	48,397	88,836
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	264,655	508,992
Accrued litigation and judgments payable	(130,000)	(40,349)
Deferred revenues	(284,475)	—
Net Cash Used In Operating Activities	(986,540)	(2,253,265)
Cash Flows From Investing Activities
Acquisition of Trisoft and Audiostreet	(600,000)
Purchases of property and equipment	(18,879)	(88,491)
Proceeds from sale of assets to former president		213,559
Proceeds from sales of exclusive promotional agreements	—	143,000
Net Cash (Used In) Provided By Investing Activities	(618,879)	268,068
Cash Flows From Financing Activities
Proceeds from issuance of:
common stock	309,500	677,710
notes and loans payable	292,000	1,010,000
production interests (minority interests)	139,200	647,000
notes payable – related party		50,000
Repayment of production interests	(570,000)
Repayment of notes and loans payable – other	—	(76,000)
Repayment of notes and loans payable – related parties	—	(281,736)
Net Cash Provided From Financing Activities	170,700	2,026,974
Net (Decrease) Increase In Cash	(1,434,719)	41,777
Cash – Beginning of Period	1,504,572	57,533
Cash – End of Period	$69,853	$99,310
Supplemental Disclosures:
Cash paid during the period for:
Interest	$—	$1,051
Non-cash investing and financing activities:
Issuance of common stock and warrants for
acquisition of Trisoft and Audiostreet	$800,000
conversion of notes and loans payable	708,288	$1,016,720
compensation	225,000
settlement of other obligations	503,666
cashless exercise of warrants	6,876	2,000,000
commons shares to be issues	1,312,500
conversion Series E preferred stock	1,800	1,100
financing fee	15,000
Derivative liability reclassified as equity	2,418,684
Increase in minority interest and issuance of warrants and new note payble upon conversion of notes payable		146,500

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Description of Business

Ckrush, Inc. and subsidiaries (the ‘‘Company’’) is an innovative entertainment and interactive media group at the forefront of the convergence of entertainment content with social media, online communities and digital technology. The Company produces feature films and other content and develops and maintains web sites, including online communities, primarily geared towards young adults 18-34. The Company’s fully interactive online communities include ‘‘LiveMansion.com’’ (http://www.livemansion.com/), ‘‘AudioStreet.net’’ (http://www.audiostreet.net/) and ‘‘MixStreet.net’’ (http://www.mixstreet.net/). Ckrush’s feature film productions include ‘‘Beer League,’’ starring Artie Lange; ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. Ckrush services also include website design, development, hosting, advertising and media placement.

Note 2.    Basis of Presentation

The Company has incurred net losses of $3.5 million    during the six month period ended June 30, 2007, and $11.8 million and $7.7 million during the years ended December 31, 2006 and 2005, respectively. In addition, the Company is not in compliance with certain of its outstanding notes and loans payable including unpaid interest and may not be in compliance with certain its past settlements including legal judgments. Further, the Company had a stockholders’ deficiency of $11 million at June 30, 2007. Historically, the Company has successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, the Company hopes to remedy these possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of its obligations. However, if the Company’s lenders are unwilling to continue to refrain from demanding compliance by the Company to payment terms for its indebtedness, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

As more fully discussed in the Note 13, the Company in July 2007 initiated an offering through a private placement of Company securities in order to raise a maximum of $4.5 million (subject to an over-allotment of $1 million). The first $1.5 million of net capital raised will be immediately available to the Company for working capital purposes. The next $2.5 million of net capital will be held in escrow by counsel to the Company to be released upon the Company obtaining written agreements from creditors to settle such claims such that the Company’s liabilities would be reduced by at least 60% in exchange for not more than $2,500,000 plus shares and any other non-cash consideration. The Company is also taking actions to address liquidity in the following ways:

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

Note 3.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Ckrush, Inc. and all of its majority-owned and controlled subsidiaries, with a provision for minority interests. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (‘‘VIE’’). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. (‘‘FIN’’) 46, ‘‘Consolidation of Variable Interest Entities’’. The Company accounted for its investment in joint ventures under the consolidation method of accounting since the Company provided all funding and exercised significant control. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues from the sale or licensing of films are recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ‘‘Accounting by Producers or Distributors of Films’’. Revenue from sales to distributors is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced.

Revenue related to website development activities is recognized as services are provided. Therefore the consolidated financial statements take into account the revenue earned to date on contracts not yet completed as estimated by management. Advertising and hosting revenues are recognized ratably over the period benefited.

Website Development Expenses

The Company’s websites are comprised of various features, which contribute to their overall functionality. The Company will capitalized costs incurred for the production of computer software that generates the functionality once technological feasibility is established and it is determined that such costs should be recoverable against future revenues. Website development costs incurred prior to the determination that the product is technologically feasible, as well as maintenance costs for established products, are expensed as incurred. As of June 30, 2007, the Company has not capitalized any costs incurred for LiveMansion.com and has not earned any revenues related to the site. The Company’s other sites were acquired in February 2007 in the transaction described in Note 4.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Stock Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No.123R, Share-Based Payment (SFAS 123R), which revised SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the requisite service period. The Company adopted SFAS 123R effective January 1, 2006. The implementation of FAS No. 123 (R) has resulted in non-cash compensation charges of $210,000 and $420,000for the three and six months ended June 30, 2007, respectively, and $2.3 million and $2.5 million for the three and six months ended June 30, 2006. The non-cash charge in 2006 was principally the result of awarding immediately vested options in the June 2006.

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

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 31,700,000 (2007) and 31,849,000 (2006) and warrants 45,293,902 (2007) and 30,051,373 (2006)) are anti-dilutive.

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Note 5.    Film Costs and Minority Interests

Film costs consist of production costs ($470,000) for a film which was released principally for the home marketplace and management anticipates that the costs will be fully amortized within the next operating cycle.

In July 2006, the Company announced that it would produce ‘‘LiveMansion: The Movie’’ which will be cast online by members of the LiveMansion.com social networking community. To assist in the financing of the movie, the Company sold minority ownership interests for which to the extent of available cash flow from the film, the investors are entitled to a return of 100% of the purchase price plus a 20% preferred return. The Company received approximately $1 million, net of expenses for the interests sold. The Company is permitted to use the proceeds from the sale of minority interests for working capital purposes prior to use for production of the film. As of June 30, 2007, the Company utilized approximately $823,000 for working capital needs and used $320,000 in the promotion of the film project.

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

As of June 30, 2007, the holders of the RPR units were repaid $1 million, of which $570,000 was returned in February 2007, from advances received from the domestic and foreign distributors of the film projects.

The Company has guaranteed the repayment of one investor’s investment of $2.7 million in the RPR’s plus its preferred return. The investor has the right to enforce the guaranty at any time commencing in June 2007, or earlier under certain circumstances. The Company also granted the investor a security interest in the Company’s rights and interests in the related film projects and to escrow a maximum of 9,000,000 shares of its common stock as further security for repayment of the obligation. In the opinion of management, the future revenue streams from the films produced through the financing from this private placement indicate that it is unlikely that the investor will be fully repaid from the films’ cash flow and the Company is in discussions with the investor as to the means to liquidate the obligation.

During June 2005, the Company entered into a joint venture operating agreement for the purpose of arranging, developing and producing film, television, music, publishing and related properties to be acquired by the joint venture including certain properties contributed by the other joint venture partner. The Company was required to make capital contributions of $748,000 over a 2 year period, of which the Company contributed $401,000 through June 30, 2007, net of repayments of $98,000.

During 2006, the Company and the joint venture partner entered into negotiations in order to adjust the capital contribution requirement and net income allocations, among other matters. In March 2007, the Company and a principal of the joint venture partner agreed subject to the consent of the other principal to allow for a reduction in the monthly funding obligations by the Company retroactive to October 1, 2006 and agreed to a new recoupment formula. As of June 30, 2007, the Company, in accordance with the terms of the original operating agreement terminated its participation in the venture and, according, the termination resulted in an impairment loss of $20,000.

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

Note 6.    Accrued Litigation and Judgments Payable

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against the Company and a former officer/director, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, the Company and Designscape agreed to settle the matter. On September 18, 2006, the Company agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on unpaid balance from September 25, 2005 payable on September 30, 2009. As of June 30, 2007, the Company’s obligation amounted to $222,000, including accrued interest.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from a subsidiary of the Company, arising from a previous settlement agreement, instituted a second arbitration proceeding against the Company seeking to recover $172,000 plus attorneys’ fees and costs. The Company answered, seeking a declaration that the Company had no further obligation due to breaches of the related agreement. The Company also filed a counterclaim seeking to recover amounts previously paid related to the previous agreement. In April 2006, the Company paid $31,000 to the holder to reduce the outstanding principal. In September 2006, the Company and Layfield entered into a settlement agreement in which the Company agreed to pay Layfield $170,000 in four payments from October 2006 through August 2007. If the Company does not make the scheduled payments the Company will be obligated to pay Layfield $200,000, less payments actually made under this agreement. As of June 30, 2007, the outstanding balance is $40,000 which is payable on August 21, 2007.

Shane Mosley

In November 2005, the Company and the Company’s former President entered into a settlement agreement with Shane Mosley, a boxer, related to a judgment in connection with an unpaid boxing purse. The Company agreed to pay $565,000 to Mosley in installments out of 60% of the net profits from any boxing events promoted or co-promoted by the Company (retroactively to September 2005) until the outstanding sum, plus accrued interest, is paid in full. In addition, the Company is entitled to a $100,000 credit against the above settlement amount, contingent upon the transfer and assignment of the Company’s rights to the Mosley Video Library. Any amounts unpaid by December 31, 2008 are immediately due. As of June 30, 2007, the Company has recorded as a liability $565,000 for this matter.

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

National Sports Partners

In May 2003, National Sports Partners (‘‘NSP’’), the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, the Company reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. The Company paid only $65,000 of such amount. In November 2006, NSP was awarded a judgment in the amount of $256,000 plus interest. As of June 30, 2007, the Company’s recorded liability for this matter is $191,000, including accrued interest.

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa, commenced an action against the Company and our former President, alleging that the Company breached an agreement to share certain profits related to certain boxers. In February 2003, the Company agreed to pay $580,000 which is included in accrued litigation and judgments payable as of June 30, 2007 since the Company has not made any payments pursuant to the settlement agreement

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company (‘‘Chase’’) obtained a judgment in the amount of $95,000 against the Company’s former President and the Company in connection with the Company’s default on an outstanding note. In May 2004, Chase agreed to allow the Company to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at June 30,2007 amounted to $87,800, including accrued interest.. The Company is not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which the Company has entered into settlements in prior years for which the Company has not made the required payments.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of June 30, 2007, the Company had accrued $1.9 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

Note 7.    Notes and Loans Payable

Notes and loan payable includes accrued interest (5.67% – weighted average) of $393,000. During the six months ended June 30, 2007, the holders of $708,473 of notes payable, including accrued interest, allowed the Company to convert the indebtedness into 4,746,623 shares of common stock.

During the six months ended June 30, 2007 the Company borrowed $117,000 from the consultant discussed in Note 8. The note is payable on demand without interest.

The Company is not in compliance with the payment terms for $1.5 million of the notes and loans payable including unpaid interest.

Note 8.    Related Party Transactions

Due to related parties at June 30, 2007 includes the Company obligations to the Company’s President arising from a loan provided in a prior year, including accrued interest. The loan is unsecured, has no specific terms, conditions or maturities.

During the three months ended June 30, 2007, the Company provided website, hosting and graphic design services to a client for which our Executive Vice President and Chief Financial Officer also serves as the client’s Chief Financial Officer. A consultant to the Company is also a significant stockholder of the client. The Company was paid $63,000 for these services including a prepayment as of June 30, 2007.

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

Common Stock

During the six months ended June 30, 2007, the Company issued 2.3 million shares of common stock in connection with a private placement at $.10 per share together with warrants to purchase 2.3 million shares of common stock at $.10 per share for $225,000. The Company also issued

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

12 million shares of common shares related to the same offering which had begun in the prior year. As of December 31, 2006, the net proceeds from these transactions were classified as ‘‘obligations for common stock to be issued’’, in accordance with the subscription agreement which allowed for the delay in the issuance of the shares subject to the above mentioned approval by the Company’s stockholders of an increase in the authorized number of shares. In addition, during April 2007, the Company issued 733,334 shares of common stock in connection with a private placement at $.15 per share together with warrants to purchase 366,667 shares of common stock at $.15 per share.

The Company has outstanding stock options, warrants, convertible securities and other contingent obligations, all of which could require the Company to issue common stock in a number which exceeded the authorized amount prior to an increase approved by the shareholders. In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the lack of a sufficient number of authorized shares to meet the Company’s obligations to issue common shares resulted in a requirement to account for certain of the Company’s outstanding securities as liabilities. Accordingly, during 2006 and through January 25, 2007, the Company reclassified certain outstanding warrants and options as derivative liabilities for financial statement reporting, which were marked to fair value periodically pursuant EITF 00-19. The Company valued these options and warrants utilizing the Black-Scholes method of valuation resulting in a reclassification from stockholders’ equity of $3.2 million as of December 31, 2006, and, during 2007, the Company recorded a non-cash gain of $668,000 to reflect the associated change in fair value of the warrants during the period. In January 2007, as a result of the stockholder approval of the increase in authorized number of common shares, the liability was reclassified to equity.

Warrants

A summary of warrant activity for the three months ended June 30, 2007 and 2006 is as follows:

	2007		2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance – beginning of period	44,721,486	$.21	30,051,373	$.26
Issued	4,027,666	.11	5,050,000	.15
Exercised – cashless	(2,300,000)	.10	(2,500,000)	.10
Expired	(1,155,250)	.50	(1,257,388)	.34
Balance – end of period	45,293,902	$.15	29,700,539	$.30

Stock Options

Stock option share activity and weighted average exercise price under these plans for the three months ended June 30, 2007 and 2006 is as follows:

	2007		2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance – beginning of period	31,849,000	$.17	299,000	$1.09
Issued			31,550,000	.17
Expired	(149,000)	1.43
Balance – end of period	31,700,000	$.17	31,849,000	$.17

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Note 10.    Income Taxes

At December 31, 2006, the Company had net operating loss carry forwards for Federal tax purposes of approximately $48 million, which are available to offset future taxable income, if any, through 2025. Under Federal Tax Law IRC Section 382, certain significant changes in ownership of the Company, including the reverse merger transaction of 2002, may restrict the future utilization of these tax loss carry forwards.

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

The Company has two reportable segments: entertainment and digital media. The entertainment segment activities consist of development and production of digital and filmed content for global distribution to all media platforms including the internet. The digital media segment includes our activities related to the development and maintenance of web sites, online communities and technology platforms that allow users to electronically create and publish content, including video, share that content with others and/or connect with others based upon common interests. In prior years the Company was also a promoter of professional boxers and boxing events which was a separate segment for financial reporting purposes.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

	Six months ended June 30,
	2007			2006
	Consolidated	Digital Media	Entertainment	Consolidated	Sports	Entertainment
Net revenues	$935,846	$200,846	$735,000	$75,470	$—	$75,470
Operating costs and expenses
Cost of revenues	880,123	180,373	699,750	69,556	—	69,556
Depreciation and amortization	97,597	88,045	9,552	18,951	15,625	3,326
Impairment charges	66,667	—	66,667	77,000	—	77,000
Minority interest				(72,328)		(72,328)
Gain on sale of exclusive promotion agreement				(21,852)		(21,852)
	1,044,387	268,418	775,969	71,327	15,625	55,702
Segment profit/(loss)	(108,541)	($67,572)	($40,969)	4,143	($15,625)	$19,768
Less: Selling, general and administrative	3,775,384			8,216,045
Interest expense	275,299			368,860
Change in fair value of derivative	(667,677)
Settlement costs				186,417
Gain on settlement with related parties				(1,478,845)
Financing costs paid in stocks and warrants				33,000
Net loss	($3,491,542)			($7,321,334)

	Three months ended June 30,
	2007			2006
	Consolidated	Digital Media	Entertainment	Consolidated	Sports	Entertainment
Net revenues	$64,221	$64,221	$—	$15,250	$—	$15,250
Operating costs and expenses
Cost of revenues	128,054	106,209	21,845	810	—	810
Depreciation and amortization	58,013	52,827	5,186	1,663	—	1,663
Impairment charges	20,000	—	20,000	30,000	—	30,000
Minority interest	—	—	—	(54,033)	—	(54,033)
Gain on sale of exclusive promotion	—	—	—	(3,000)	—	(3,000)
	206,067	159,036	47,031	(24,560)	—	(24,560)
Segment profit/(loss)	(141,846)	($94,815)	($47,031)	39,810	$—	$39,810
Less: Selling, general and administrative	1,874,971			6,580,968
Interest expense	155,796			195,101
Settlement costs				186,417
Gain on settlement with related parties				(1,478,845)
Net loss	$(2,172,613)			$(5,443,831)

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Note 12.    Other Matters

On June 28, 2007, our chief executive officer voluntarily resigned his officer position and as a member of our Board of Directors. In accordance with a Termination and Separation Agreement with the officer, the Company agreed to pay back salary of $345,000 through the issuance of shares of common stock, and agreed to retain him as a consultant through February 17, 2009 for annual compensation of $63,000

On January 5, 2007, the Company entered into an amendment to the consulting agreement with Joe Abrams. The amendment expands Mr. Abrams’ role with the Company to Chairman of Ckrush Digital Media, Inc., one of the Company’s subsidiaries. The term of the consulting agreement was extended through December 31, 2008, subject to either party’s right to terminate sooner for any reason. The Company agreed to issue to Mr. Abrams an aggregate of 4,000,000 shares of common stock in equal quarterly installments over the remaining two year term of the agreement. During the six months ended June 30, 2007, the Company recorded non-cash charges aggregating $225,000 in connection with first two installments based upon the fair value at the date of issuance. During the six month period ended June 30, 2007 the Company issued warrants to acquire an aggregate of 300,000 shares of common stock at $.10 per share for services provided to the Company and recorded a $39,000 measured by the fair value of the securities issued. Additionally, in connection with contracts for services to be performed, the Company issued 2,500,000 restricted shares of common stock and a warrant for 500,000 shares of common stock at $.10 per share. The fair valued of the securities issued in connection with these arrangements ($725,000) was recorded as deferred compensation and during the three and six months ended June 30, 2007, the Company expensed $91,000 and $174,000as non cash compensation expense as a result of amortization of the deferred compensation.

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

Note 13.    Subsequent Events

In July 2007, the Company initiated a private offering of units consisting of shares of common stock and warrants to purchase its common stock at an offering price of $25,000 per unit for up to 425 units plus an over-allotment option of 8 units. Each unit consists of 250,000 shares of common stock and warrants to purchase 125,000 shares. The warrants have an exercise price of $.10 per share are exercisable for cash for a period of three years. The terms of the offering provide that the first $1.5 million of net proceeds raised will be immediately available to the Company for working capital purposes. The next $2.5 million of net capital will be held in escrow by counsel to the Company to be released upon the Company obtaining written agreements from creditors to settle such claims such that the Company’s liabilities would be reduced by at least 60% in exchange for not more than $2,500,000 plus shares and any other non-cash consideration. The liability reduction requirement is reduced pro rata if less than $4,000,000 of net capital is raised. There proceeds from over-allotment option, if any, the proceeds of which will be used for working capital, if exercised. The shares, including those exercisable upon exercise of the warrants, will be subject to piggyback registration rights. As of August 13, 2007, the Company has received $425,000 in connection with this offering.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

We are an innovative entertainment and interactive media group that seeks to capitalize on the global convergence of entertainment content with social media, online communities and digital technology. We produce feature films and other content and develop and maintain web sites, including online communities, primarily geared towards young adults 18-34. Our feature film productions include ‘‘Beer League,’’ starring Artie Lange, and ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. Our fully interactive online communities include ‘‘LiveMansion.com’’ ( http://www.livemansion.com/ ), ‘‘AudioStreet.com’’ ( http://www.audiostreet.net/ ) and ‘‘MixStreet.net’’ (http://www.mixStreet.net/). Our services also include website design, development, hosting, advertising and media placement.

Reportable Segments

The Company has two reportable segments: entertainment and digital media. The media entertainment segment activities consist of development and production of digital and filmed content for global distribution to all media platforms including the internet. The digital media segment includes our activities related to the development and maintenance of web sites, online communities and technology platforms that allow users to electronically create and publish content, including video, share that content with others and/or connect with others based upon common interests. In prior years the Company was also a promoter of professional boxers and boxing events which was a separate segment for financial reporting purposes.

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

Revenue Recognition

•	Revenues from the sale or licensing of films is recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ‘‘Accounting by Producers or Distributors of Films’’. Revenue from sales to distributors is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced.

•	Revenue related to website development activities is recognized as services are provided. Therefore the consolidated financial statements take into account the revenue earned to date on contracts not yet completed as estimated by management. Advertising and hosting revenues are recognized ratably over the period benefited.

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

At June 30, 2007, we provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain. Utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

The following represents a comparison of segment operating results for the six months ended June 30, 2007 and 2006:

	2007	%	2006	%
Net revenues
Entertainment	$735,000	78.53%	$75,000	100.00%
Digital Media	201,000	21.47	—	0.00
Sports	—	—	—	0.00
	$936,000	100.00%	$75,000	100.00%
Cost of revenues and other costs
Entertainment	$776,000	82.91%	$56,000	74.67%
Digital Media	268,000	28.63	—	0.00
Sports	—	0.00	15,000	20.00
	$1,044,000	111.54%	$71,000	94.67%
Segment profit/(loss)
Entertainment	$(41,000)	(4.38)%	$19,000	25.33%
Digital Media	(67,000)	(7.16)	—	0.00
Sports	—	—	(15,000)	(20.00)
	$(108,000)	−11.54%	$4,000	5.33%

Net revenues increased by $861,000 to $936,000 for the six months ended June 30, 2007 from $75,000 in the prior year period. The 2007 net revenues included distribution fees earned from the release of our film production ‘‘TV: the Movie’’ ($735,000) in our entertainment segment and includes revenues earned from our 2007 acquisition principally web development services ($201,000) in the digital media segment. There were no revenues in either year in the sports segment.

Cost of revenues which relate to the production costs for filmed products in the entertainment segment and web development costs for both internal and external projects increased by $973,000 to $1,044,000 for the six months ended June 30, 2007, compared to $71,000 incurred in period year period principally related to the new release in 2007 and the 2007 acquired business in the digital media segment. Other operating costs include depreciation and amortization, impairment charges minority interest credits and, in 2006, a gain on sale of exclusive promotion agreement.

Selling, general and administrative expenses decreased by 54.1 % or $4.4 million, to $3.8 million for the six months ended June 30, 2007, from $8.2 million in the prior year period. The decrease is principally attributable to the decrease of $3 million in non cash charges in the 2007 from $6.3 million in the prior year period. In the prior year the Company adopted an employee stock option and granted immediately vested options which caused a charge in June 2006 of $2.0 million in that period.

The Company has outstanding stock options, warrants, convertible securities and other contingent obligations, all of which could require the Company to issue common stock in a number which exceeded the authorized amount prior to an increase approved by the shareholders. In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the lack of a sufficient number of authorized shares to meet the Company’s obligations to issue common shares resulted in a requirement to account for certain of the Company’s outstanding securities as liabilities. Accordingly, through January 25, 2007, the Company reclassified certain outstanding warrants and options as derivative liabilities for financial statement reporting, which were marked to fair value periodically pursuant EITF 00-19. The Company valued these options and warrants utilizing the Black-Scholes method of valuation resulting in a reclassification from stockholders’ equity of $3.2 million, and, during 2007, the Company recorded a non-cash gain of $668,000 to reflect the associated change in fair value of the warrants during the period. In January 2007, as a result of the stockholder approval of the increase in authorized number of common shares, the liability was reclassified to equity.

Other charges, in 2007, principally represent the loss on the issuance of common stock to settle litigation and other obligations measured by the fair value of the stock at the date of issuance as compared to the carrying amount of the related indebtedness. Other income in 2006 represents gains associated with termination of obligations to related parties including the Company’s former President.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

The following represents a comparison of segment operating results for the three months ended June 30, 2007 and 2006:

	2007	%	2006	%
Net revenues
Entertainment	$—	—%	$15,000	100.00%
Digital Media	64,000	100.00	—	—
Sports	—	—	—	—
	$64,000	100.00%	$15,000	100.00%
Cost of revenues and other costs
Entertainment	$47,000	73.44%	$(25,000)	(166.67)%
Digital Media	159,000	248.44	—	—
Sports	—	—	—	—
	$206,000	321.88%	$(25,000)	(166.67)%
Segment profit/(loss)
Entertainment	$(47,000)	(73.44)%	$40,000	266.67%
Digital Media	(95,000)	(148.44)	—	—
Sports	—	—	—	—
	$(142,000)	(221.88)%	$40,000	266.67%

Net revenues increased by $49,000 to $64,000 for the three months ended June 30, 2007 from $15,000 in the prior year period. The 2007 net revenues include revenues earned from our newly acquired business principally web development services ($112,000). There were no revenues in the other segments, in 2007, and, in 2006, the revenues were from miscellaneous entertainment segment activities.

Cost of revenues in 2007 principally to related web development costs for both internal and external projects increased by $231,000 to $206,000 for the quarter ended June 30, 2007, compared to a gain of $25,000 in period year period principally related to filmed projects. Other operating costs include depreciation and amortization, impairment charges minority interest credits and, in 2006, a gain on sale of exclusive promotion agreement.

Selling, general and administrative expenses decreased by 71.2%, or $4.7 million, to $1.9 million for the quarter ended June 30, 2007, from $6.6 million in the prior year period. The decrease is principally attributable to the reduction in non cash charges in the 2007 period as compared to prior period which included $2 million for the issuance stock options which were immediately vested. Other operating costs include depreciation and amortization, impairment charges minority interest credits and, in 2006, a gain on sale of exclusive promotion agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses of $3.5 million during the six months ended June 30, 2007, and $11.8 million and $7.7 million during the years ended December 31, 2006 and 2005, respectively. In addition, we are not in compliance with certain of our outstanding notes and loans payable including unpaid interest and may not be in compliance with certain past settlements including legal judgments. Further, we had a stockholders’ deficiency of $10.7 million at March 31, 2007. Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to remedy these possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of its obligations. However, if ours lenders are unwilling to continue to refrain from demanding compliance by us to payment terms for indebtedness, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

In July 2007, we initiated an offering through a private placement of our securities in order to raise a maximum of $4.5 million (subject to an over-allotment of $1 million). The first $1.5 million of net capital raised will be immediately available to us for working capital purposes. The next $2.5 million of net capital will be held in escrow by our counsel to be released upon our obtaining written agreements from creditors to settle such claims such that our liabilities would be reduced by at least 60% in exchange for not more than $2,500,000 plus shares and any other non-cash consideration. We are also taking actions to address liquidity in the following ways:

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

We are of the opinion, based upon advice of counsel, that we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims described in Item 2 —  Legal Proceedings. As of June 30, 2007, we had accrued approximately $1.9 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Cash Flows

At June 30, 2007, our cash position reflected a balance of $70,000, as compared to the $99,000 balance in the prior year, exclusive of a restricted deposit required by our consent decree with the SEC to cover the cost of a special consultant.

Operating Cash Flows.    Our principal operating source of cash during the six months ended June 30, 2007 was net revenues from our film project and website development activities. During the period, we significantly reduced our cash burn to approximately $987,000 from $2.3 million in the prior year. The principal factor was that the film released in 2007 had been produced during prior fiscal year.

Investing Cash Flows.    Cash used in investing activities for the quarter ended June 30, 2007 was related to acquisition of the business and net assets of Trisoft and AudioStreet ($600,000) and office equipment ($19,000).

Financing Cash Flows.    Net cash provided by financing activities for the six months ended June 30, 2007 was $171,000 which consisted, net proceeds from the issuance of common stock ($310,000), sale of production interests for $139,000 and short-term borrowings of $292,000.net of repayments of production interests of $570,000.

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

Item 3.    CONTROLS AND PROCEDURES

As of June 30, 2007, the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15 and 15d-15.

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

Also as a result of a settlement with the SEC, we hired our former CEO and CFO in February 2006. In addition, a majority of our Board of Directors, as reconstituted in March 2006, consists of members independent of management. We also instituted an Audit Committee at that time.

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

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against us and James Di Lorenzo, former officer/directors, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, we agreed with Designscape to settle the matter. On September 18, 2006, we agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on unpaid balance from September 25, 2005 payable on September 30, 2009. As of May 14, 2007, in accordance with the agreement, we made required payments aggregating $100,000. As of June 30, 2007, our obligation amounted to $222,000, including accrued interest.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from one of our subsidiaries, arising from a previous settlement agreement, instituted a second arbitration proceeding against us seeking to recover $172,000 plus attorneys’ fees and costs. We answered, seeking a declaration that we had no further obligation due to breaches of the related agreement. We also filed a counterclaim seeking to recover amounts previously paid related to the previous agreement. In April 2006, we paid $31,000 to the holder to reduce the outstanding principal. In September 2006, we and Layfield entered into a settlement agreement in which we agreed to pay Layfield $170,000 in four payments from October 2006 through August 7, 2007. If we not make the scheduled payments we will be obligated to pay Layfield $200,000, less payments actually made under this agreement. As of May 14, 2007, we made payments aggregating $130,000, in accordance with the agreement. As of June 30, 2007, the outstanding balance is $40,000 which is payable on August 17, 2007.

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

In December 2006, Mosley filed a motion to restore the judgment as a result of a breach of the settlement because of non compliance to the settlement including the alleged decision to exit the boxing business. In January 2007, we filed our opposition to this motion and argued that these issues require a hearing and preclude summary adjudication. As of June 30, 2007, we had recorded as a liability $565,000 for this matter.

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

National Sports Partners

In May 2003, National Sports Partners (‘‘NSP’’), the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, we reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. We paid only $65,000 of such amount. In November 2006, NSP was awarded a judgment in the amount of $256,000 plus interest. As of June 30, 2007, our recorded liability for this matter is $191,000, including accrued interest.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, we issued 733,334 shares of common stock at $.15 per share sold in connection with a private placement of units consisting of common stock and warrants (50% coverage) to purchase common stock at $.15 during the April 2007.

During this period we issued 1800 shares in connection with the conversions of 180 shares of preferred shares-series E; 2,446,315 shares of common stock in connection with the conversion of $293,289 of notes payable including accrued interest; 100,000 shares as a fee in connection with loans aggregating $100,000 to the Company; 86,957 shares in related to litigation settlements; and 1,326,923 shares in accordance with the separation and termination agreement with our former CEO upon his retirement.

Also in April 2007 in accordance with a consulting agreement entered into in 2006, we issued the third quarterly installments of 500,000 shares to the consultant’s designees and in accordance a consulting agreement entered into in January 2007 we issued 2,500,000 shares of common stock to another consultant.

In August 2007, we issued 4,250,000 shares of common stock at $.10 per share sold in connection with a private placement of common stock and warrants (50% coverage) to purchase common stock at $10.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

The Company is in default of several notes and loans payable in the aggregate amount of approximately $1.5 million including accrued interest. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company’s ability to raise additional funds and/or to conduct normal business operations

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.    OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6.     EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo. (2)
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
2.3*	Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
2.4*	Certificate of Ownership and Merger of Cedric Kushner Promotions, Inc. (15)
3.1*	Articles of Incorporation of the Registrant (1)
3.2*	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004. (4)
3.3*	By-laws of Registrant (1)
3.4*	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004. (5)
3.5*	Amendment to the By-Laws of the Registrant (8)
3.6*	Amendments to the Certificate of Incorporation of the Registrant (8)
4.1*	Specimen common stock Certificate (1)
10.1*	1998 Incentive and Non-qualified Stock Option Plan (1)
10.2*	Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.3*	Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.4*	Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.5*	Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc. (2)
10.6*	Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr. (3) (6)
10.7*	Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield. (3)
10.8*	2002 Incentive and Non-qualified Stock Option Plan (5)
10.9*	Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)

Exhibit Number	Description
10.10*	Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc. (7)
10.11*	Conversion Agreement, dated February 15, 2005, between the Company and a Note Holder (8)
10.12*	Form of Conversion Agreement dated as of June 15, 2005. (9)
10.13*	Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto. (10)
10.14*	Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., Cedric Kushner Promotions, Inc. and Cornell Capital Partners, L.P. (10)
10.15*	Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P. (10)
10.16*	Pledge and Escrow Agreement dated as of June 28, 2005 by and between Cedric Kushner Promotions, Inc., Cornell Capital Partners, L.P. and David Gonzalez, Esq. (10)
10.17*	Operating Agreement of Identity Films & Company, LLC dated as of June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC. (11)
10.18*	Contribution and Indemnification Agreement dated as of June 30, 2005 by and between Cedric Kushner Promotions, Inc. and World Wide South Beach, LLC. (12)
10.19*	Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement dated as of June 30, 2005 by and between Cedric Kushner Promotions, Inc. and the investors named on the signature page thereto. (12)
10.20*	Consulting Agreement dated September 24, 2005 by and between Ckrush Sports, Inc. and Dino Duva. (13)
10.21*	License Agreement dated November 1, 2005 by and between Big Content, Inc. and English Distribution, LLC. (14)
10.22*	Termination of Loan and Related Agreements dated as of November 1, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc. (14)
10.23*	Termination of Guarantee dated November 1, 2005 by and between Livingston Investments, LLC, Cedric Kushner Promotions, Inc. and James DiLorenzo. (14)
10.24*	Executive Employment Agreement dated February 13, 2006 with Jan E. Chason. (18)
10.25*	Consulting Agreement dated October 12, 2006 between the Registrant and Joe Abrams (15)
10.26*	Employment Agreement, dated November 20, 2006 between the Registrant and Roy Roberts (16)
10.27*	Employment Agreement, dated November 20, 2006 between the Registrant and Jeremy Dallow (16)
10.28*	Consulting Agreement dated November 20, 2006 between the Registrant and Philabelle Consulting LLC (16)

Exhibit Number	Description
14.1*	Code of Ethics.
21 *	Ckrush, Inc. subsidiaries
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Final Judgment dated December 1, 2005 as to Defendant Cedric Kushner Promotions, Inc. (17)

*	Previously filed.
(1)	Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on July 7, 1998
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2002
(3)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on June 25, 2004
(4)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2004
(5)	Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on November 12, 2004
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 18, 2005
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2005
(8)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on May 13, 2005.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005.
(13)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on October 6, 2005.
(14)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on November 21, 2005.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2006.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKRUSH, INC. & SUBSIDIARIES
Date: August 14, 2007	/s/ Jeremy Dallow
Jeremy Dallow Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2007	/s/ Jan E. Chason
Jan E. Chason Executive Vice President and CFO (Principal Financial and Accounting Officer)