Form 10QSB
period 2007-09-30
CKRUSH, INC.
filed 2007-11-14
CIK 1064539

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007, there were 12,585,921 outstanding shares of common stock, par value $0.01 per share.

CKRUSH, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash	$65,888	$1,504,572
Accounts receivable	1,011,330	1,000,037
Prepaid expenses and other assets	36,969	26,034
Film costs	470,302	1,165,005
Property and equipment – net	89,534	78,582
Websites – net	478,333
Goodwill	813,049
Cash – restricted		48,397
Total Assets	$2,965,405	$3,822,627
Liabilities and Stockholders’ Deficiency
Accounts payable and accrued expenses	$4,648,488	$4,645,642
Accrued litigation and judgments payable	1,904,744	2,016,795
Notes and loans payable, including accrued interest	2,097,004	2,536,147
Due to related parties	93,591	89,692
Deferred revenues	107,080	393,000
Derivative liability		3,086,361
Common stock to be issued	650,466	1,563,446
Minority interest	4,690,723	5,232,441
Commitments, Contingencies and Other Matters
Stockholders’ Deficiency
Series D, $.01 par value, authorized 399,752 shares, 399,752 shares issued and outstanding	3,998	3,998
Series E, $.01 par value, authorized 14,000 shares, 760 and 940 shares issued and outstanding (liquidation preference of $273,744 and $338,544)	8	9
Common stock, $.01 par value, authorized 300,000,000 shares 12,335,921 and 8,539,952 shares issued and outstanding	123,360	85,400
Additional paid-in capital	55,740,712	47,666,752
Accumulated deficit	(65,464,036)	(60,122,397)
Deferred compensation	(1,545,733)	(3,289,659)
Treasury stock, at cost – 10,479 shares of common stock	(85,000)	(85,000)
Total Stockholders’ Deficiency	(11,226,691)	(15,740,897)
Total Liabilities and Stockholders’ Deficiency	$2,965,405	$3,822,627

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$50,451	$1,539,845	$986,297	$1,615,315
Operating costs and expenses
Cost of revenues	111,107	2,923,903	991,230	2,993,459
Selling, general and administrative	1,678,626	3,177,753	5,454,010	11,393,798
Depreciation and amortization	58,013	6,029	155,611	24,980
Impairment charges	—	35,000	66,667	112,000
Settlement costs		184,675		371,092
Gain on sale of exclusive promotion agreements	—	—	—	(21,852)
	1,847,747	6,327,360	6,667,518	14,873,477
Loss from operations	(1,797,296)	(4,787,515)	(5,681,221)	(13,258,162)
Other income (expenses)
Interest and financing expense – net	(51,514)	(41,838)	(324,196)	(409,840)
Interest expense – related parties	(1,287)	(1,298)	(3,899)	(2,156)
Change in fair value of derivative liability	—	—	667,677	—
Finance costs paid in common stock and warrants	—	—	—	(33,000)
Gain on settlement with related parties	—	—	—	1,478,845
Other	—	25,112	—	25,112
Minority interest	—	41,550	—	113,878
	(52,801)	23,526	339,582	1,172,839
Net loss	$(1,850,097)	$(4,763,989)	$(5,341,639)	$(12,085,323)
Net loss per common share (basic and diluted)	$(.15)	$(.56)	$(.47)	$(1.55)
Weighted average number of common shares outstanding (basic and diluted)	12,241,629	8,490,092	11,249,775	7,814,092

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock				Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Total Stockholders’ Deficiency
	Series D		Convertible Series E
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance – December 31, 2006	399,752	$3,998	940	$9	8,539,952	$85,400	$47,666,752	$(60,122,397)	$(3,289,659)	(104,784)	$(85,000)	$(15,740,897)
Issuance of common stock in connection with:
conversion of Preferred Stock			(180)	(1)	18,000	180	(179)					—
conversion of notes and loans payable					474,662	4,747	811,823					816,570
private placements – net of expenses					2,203,333	22,033	2,004,967					2,027,000
cashless exercise of warrants and options					68,756	688	(688)					—
settlements					88,526	885	182,905					183,790
consulting arrangements					400,000	4,000	1,006,000		(725,000)			285,000
acquisition of Trisoft and AudioStreet					400,000	4,000	796,000					800,000
financing fees					10,000	100	14,900					15,000
retirement of CEO					132,692	1,327	171,173					172,500
Compensation expense – employee stock options							629,375					629,375
Amortization of deferred compensation									2,468,926			2,468,926
Compensation expense – warrants issued for services							39,000					39,000
Reclassification of derivative liability							2,418,684					2,418,684
Net loss								(5,341,639)				(5,341,639)
Balance – September 30, 2007	399,752	$3,998	760	$8	12,335,921	$123,360	$55,740,712	$(65,464,036)	$(1,545,733)	(104,784)	$(85,000)	$(11,226,691)

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(5,341,639)	$(12,085,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,611	24,980
Impairment charges	20,000
Non-cash compensation expense	3,422,301	8,465,333
Change in fair value of derivative liability	(667,677)	—
Accrued interest	192,853	149,447
Accrued settlement costs	123,231	371,092
Amortization of debt discount		132,422
Gain on sale of promotional rights		(21,852)
Financing costs paid with stock and warrants		33,000
Minority interest		(113,878)
Gain on settlement with related party		(1,478,845)
(Increase) decrease in operating assets:
Accounts receivable	1,207	(1,162,997)
Film costs – net	674,703	2,057,779
Prepaid expenses and other assets	(9,551)	(51,461)
Restricted cash	48,397	99,757
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	452,687	824,287
Accrued litigation and judgments payable	(171,840)	(55,776)
Deferred revenues	(285,920)	225,000
Net Cash Used In Operating Activities	(1,385,637)	(2,587,035)
Cash Flows From Investing Activities
Acquisition of Trisoft and Audiostreet	(600,000)
Purchases of property and equipment	(17,829)	(88,491)
Proceeds from sale of assets to former president		213,559
Proceeds from sales of exclusive promotional agreements	—	140,000
Net Cash (Used In) Provided By Investing Activities	(617,829)	265,068
Cash Flows From Financing Activities
Proceeds from issuance of:
common stock	939,500	952,710
notes and loans payable	292,000	1,110,000
production interests (minority interests)	139,194	1,775,394
notes payable – related party		69,346
Repayment of production interests	(680,912)	(450,000)
Repayment of notes and loans payable – other	(125,000)	(197,750)
Payment to related party – deferred settlement		(257,000)
Repayment of notes and loans payable – related parties	—	(45,093)
Net Cash Provided From Financing Activities	564,782	2,957,607
Net (Decrease) Increase In Cash	(1,438,684)	635,640
Cash – Beginning of Period	1,504,572	57,533
Cash – End of Period	$65,888	$693,173
Supplemental Disclosures:
Cash paid during the period for:
Interest	$—	$68,499
Income taxes	$21,737.00	$14,520
Non-cash investing and financing activities:
Issuance of common stock in connection with:
conversion of notes and loans payable	$816,570	$1,016,720
consulting arrangements	285,000	2,000,000
settlement of other obligations	183,790
cashless exercise of warrants	6,876
common shares to be issued	1,312,500
conversion Series E preferred stock	1,800	3,878
acquisition of Trisoft and AudioStreet	800,000
financing fees	15,000
retirement of CEO	172,500
Increase in minority interest and issuance of warrants and new note payble upon conversion of notes payable		140,500

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Description of Business

Ckrush, Inc. and subsidiaries (the ‘‘Company’’) is an innovative entertainment and interactive media group at the forefront of the convergence of entertainment content with social media, online communities and digital technology. The Company produces feature films and other content and develops and maintains websites, including online communities, primarily geared towards young adults 18-34. The Company’s fully interactive online communities include ‘‘LiveMansion.com’’ (http://www.livemansion.com/), ‘‘AudioStreet.net’’ (http://www.audiostreet.net/) and ‘‘MixStreet.net’’ (http://www.mixstreet.net/). Ckrush’s feature film productions include ‘‘Beer League,’’ starring Artie Lange; ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. Ckrush services also include website design, development, hosting, advertising and media placement.

Note 2.    Basis of Presentation

The Company has incurred net losses of $5.3 million during the nine month period ended September 30, 2007, and $11.8 million and $7.7 million during the years ended December 31, 2006 and 2005, respectively. In addition, the Company is not in compliance with substantially all of its outstanding notes and loans payable including unpaid interest and may not be in compliance with certain of its past settlements including legal judgments. Further, the Company had a stockholders’ deficiency of $11.2 million at September 30, 2007. Historically, the Company has successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, the Company hopes to remedy these possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of its obligations. However, if the Company’s lenders are unwilling to continue to refrain from demanding compliance by the Company to payment terms for its indebtedness, it may significantly impede the Company’s ability to raise additional funds and/or to conduct normal business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is taking actions to address liquidity in the following ways:

•	continuing to negotiate with existing creditors to convert their indebtedness into equity;

•	developing additional sources of financing to satisfy our current operating requirements;

•	entering into new initiatives to develop and acquire additional internet websites in order to deliver unique viewers for commercial purposes;

•	produce and distribute film properties as well as other entertainment projects; and

•	pursuing production partnerships and joint ventures to fund projects.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity. The lack of additional capital resulting from the Company’s inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company’s business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

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

All common share amounts have been retroactively restated for the reverse-split of the Company’s outstanding common stock on one-for-ten basis as of October 9, 2007. (See Note 9)

Note 3.    Summary of Significant Accounting Policies

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

Website Development Expenses

The Company’s websites are comprised of various features, which contribute to their overall functionality. The Company will capitalize costs incurred for the production of computer software that generates the functionality once technological feasibility is established and it is determined that such costs should be recoverable against future revenues. Website development costs incurred prior to the determination that the product is technologically feasible, as well as maintenance costs for established products, are expensed as incurred. As of September 30, 2007, the Company has not capitalized any costs incurred for LiveMansion.com and has not earned significant revenues related to the site. The Company’s other sites were acquired in February 2007 in the transaction described in Note 4.

Stock Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No.123R, Share-Based Payment (SFAS 123R), which revised SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Issued to Employees (APB 25). SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the requisite service period. The Company adopted SFAS 123R effective January 1, 2006. The implementation of FAS No. 123 (R) has resulted in non-cash compensation charges of $210,000 and $629,000 for the three and nine months ended September 30, 2007, respectively, and $210,000 and $4.4 million for the three and nine months ended September 30, 2006. The non-cash charge in nine month period ended September 30, 2006 was principally the result of awarding immediately vested options in the February and June 2006.

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

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 3,170,000 (2007) and 3,184,900 (2006) and warrants 4,888,496 (2007) and 3,069,398 (2006)) are anti-dilutive.

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Recently Issued Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered SAB 108 to be not material.

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

Note 4.    Acquisition of Trisoft Media, Inc. and AudioStreet, Inc.

On February 5, 2007, the Company entered into and completed an agreement to acquire the businesses and certain assets of Trisoft Media, Inc. and AudioStreet, Inc. including two online community websites that focus primarily on music and music-based content.

The acquired businesses consist of website design, development, hosting, advertising and media placement. The principal assets acquired consist of the websites AudioStreet.net and MixStreet.net. The Company had no material relationship with the selling companies Trisoft Media, Inc. and AudioStreet, Inc. or their shareholders. However, the Company had previously retained Trisoft to provide website design and development services and hosting for our LiveMansion.com website.

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Note 5.    Film Costs and Minority Interests

Film costs consist of production costs ($470,000) for TV: the Movie, which was released principally for the home marketplace and management anticipates that the costs will be fully amortized within the next operating cycle. The reduction in film costs during the nine months ended September 30, 2007 of $675,000 relates to the amortization of the TV: the Movie production costs to cost of sales.

In July 2006, the Company announced that it would produce ‘‘LiveMansion: The Movie’’ which will be cast online by members of the LiveMansion.com social networking community. To assist in the financing of the movie, the Company sold minority ownership interests for which to the extent of available cash flow from the film, the investors are entitled to a return of 100% of the purchase price plus a 20% preferred return. The Company received approximately $1.1 million, net of expenses for the interests sold, including $139,000 received in 2007. The Company is permitted to use the proceeds from the sale of minority interests for working capital purposes prior to use for production of the film. As of September 30, 2007, the Company utilized approximately $823,000 for working capital needs and used $320,000 in the promotion of the film project.

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

As of September 30, 2007, the holders of the RPR units related to the Beer League and TV: the Movie projects were repaid $1.1 million, of which $681,000 was paid in February 2007 and $111,000 was paid in the quarter ended September 30, 2007, from advances received from the domestic and foreign distributors of the film projects. The payments to the holders were recorded as a reduction of the ‘‘Minority Interest’’ included in the accompanying consolidated balance sheet. In accordance with agreements from the distributors of these films, the Company is scheduled to receive approximately $700,000 before December 31, 2007 which will be principally available for distribution to the RPR holders.

The Company has guaranteed the repayment of one investor’s investment of $2.7 million in the RPR’s plus its preferred return of $540,000. The investor has the right to enforce the guaranty at any time commencing in June 2007, or earlier under certain circumstances. The Company also granted the investor a security interest in the Company’s rights and interests in the related film projects and to escrow a maximum of 900,000 shares of its common stock as further security for repayment of the obligation. In the opinion of management, the future revenue streams from the films produced through the financing from this private placement indicate that it is unlikely that the investor will be fully repaid from the films’ cash flow and the Company is in discussions with the investor as to the means to liquidate the obligation which is approximately $2.7 million as of September 30, 2007.

During June 2005, the Company entered into a joint venture operating agreement for the purpose of arranging, developing and producing film, television, music, publishing and related properties to be acquired by the joint venture including certain properties contributed by the other joint venture partner. The Company was required to make capital contributions of $748,000 over a 2 year period, of which the Company contributed $401,000 through September 30, 2007, net of repayments of $98,000.

During 2006, the Company and the joint venture partner entered into negotiations in order to adjust the capital contribution requirement and net income allocations, among other matters. In March 2007, the Company and a principal of the joint venture partner agreed subject to the consent of the other principal to allow for a reduction in the monthly funding obligations by the Company retroactive to

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

October 1, 2006 and agreed to a new recoupment formula. As of June 30, 2007, the Company, in accordance with the terms of the original operating agreement terminated its participation in the venture and, accordingly, the termination resulted in an impairment loss of $20,000.

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

Note 6.    Accrued Litigation and Judgments Payable

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against the Company and a former officer/director, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, the Company and Designscape agreed to settle the matter. On September 18, 2006, the Company agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on unpaid balance from September 25, 2005 payable on September 30, 2009. The Company is in compliance with the agreement and as of September 30, 2007, the Company’s obligation amounted to $222,000, including accrued interest.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from a former subsidiary of the Company, arising from a previous settlement agreement, instituted a second arbitration proceeding against the Company seeking to recover $172,000 plus attorneys’ fees and costs. In September 2006, the Company and Layfield entered into a settlement agreement in which the Company agreed to pay Layfield $170,000 in four payments from October 2006 through August 2007. The Company has made all the required payments and is awaiting a release.

Shane Mosley

In November 2005, the Company and the Company’s former President entered into a settlement agreement with Shane Mosley, a boxer, related to a judgment in connection with an unpaid boxing purse. The Company agreed to pay $565,000 to Mosley in installments out of 60% of the net profits from any boxing events promoted or co-promoted by the Company (retroactively to September 2005) plus accrued interest. In addition, the Company was entitled to a $100,000 credit against the above settlement amount, contingent upon the transfer and assignment of the Company’s rights to the Mosley Video Library. Any amounts unpaid by December 31, 2008 were to be immediately due.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

In December 2006, Mosley filed a motion to restore the judgment as a result of a breach of the settlement because of alledged non compliance to the settlement including the decision to exit the boxing business. On September 26, 2007, after a hearing on the merits, the United States District Court found in favor of Mosley and entered a judgment in the amount of $529,368 against the Company. On October 5, 2007, the Company entered into a settlement agreement with Mosley in which the Company was required to pay $250,000 by October 12, 2007 or be subject to the full judgment amount plus interest, past legal fees of $75,000 and future legal fees. In addition, the Company and the Company’s former President agreed to waive any indemnification or contribution rights against the other related to this matter, if the Company made the required payment to Mosley on time.

On October 12, 2007, the Company made the required payment of $250,000 from the proceeds of short-term bridge loans and is awaiting a general release. As consideration for the short-term loans the Company will issue 125,000 shares of its common stock.

Prior to September 30, 2007, the Company had recorded as a liability $565,000 for this matter. As a result of the Company’s compliance with the settlement in October 2007, the Company will record a gain of $315,000 in the fourth quarter 2007.

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

National Sports Partners

In May 2003, National Sports Partners (‘‘NSP’’), the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, the Company reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. The Company paid only $65,000 of such amount. In November 2006, NSP was awarded a judgment in the amount of $256,000 plus interest. As of September 30, 2007, the Company’s recorded liability for this matter is $191,000, including accrued interest.

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa, commenced an action against the Company and our former President, alleging that the Company breached an agreement to share certain profits related to certain boxers. In February 2003, the Company agreed to pay $580,000 which is included in accrued litigation and judgments payable as of September 30, 2007 since the Company has not made any payments pursuant to the settlement agreement.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company (‘‘Chase’’) obtained a judgment in the amount of $95,000 against the Company’s former President and the Company in connection with the Company’s default on an outstanding note. In May 2004, Chase agreed to allow the Company to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at September 30,2007 amounted to $87,800, including accrued interest. The Company is not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which the Company has entered into settlements in prior years for which the Company has not made the required payments. In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of September 30, 2007, the Company had accrued $1.9 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

Note 7.    Notes and Loans Payable

Notes and loan payable includes accrued interest (6.94% – weighted average) of $420,000. During the nine months ended September 30, 2007, the holders of $708,000 of notes payable, including accrued interest, allowed the Company to convert the indebtedness into 474,662 shares of common stock.

During the nine months ended September 30, 2007 the Company borrowed $117,000 from the consultant discussed in Note 8. The note is payable on demand without interest.

The Company is not in compliance with the payment terms for substantially all of the notes and loans payable including unpaid interest.

Note 8.    Related Party Transactions

Due to related parties at September 30, 2007 includes the Company obligations to the Company’s CEO and President arising from a loan provided in a prior year, including accrued interest. The loan is unsecured, has no specific terms, conditions or maturities.

During the three months ended September 30, 2007, the Company provided website, hosting and graphic design services to a client for which our Executive Vice President and Chief Financial Officer also serves as the client’s Chief Financial Officer. A consultant to the Company is also a significant stockholder of the client. The Company was paid $90,000 for these services including a prepayment as of September 30, 2007.

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

Effective at 5:00 PM EDT on October 9, 2007, the Company effected a reverse stock split of its outstanding common stock on a one-for-ten basis. All common share amounts have been retroactively restated for the reverse split.

Common Stock

During the nine months ended September 30, 2007, the Company issued 23,000 shares of common stock in connection with a private placement at $1 per share together with warrants to purchase 23,000 shares of common stock at $1 per share for $225,000. The Company also issued 120,000 shares of common shares related to the same offering which had begun in the prior year. As of December 31, 2006, the net proceeds from these transactions were classified as ‘‘obligations for common stock to be issued’’, in accordance with the subscription agreement which allowed for the delay in the issuance of the shares subject to the above mentioned approval by the Company’s stockholders of an increase in the authorized number of shares. In addition, during April 2007, the Company issued 73,334 shares of common stock in connection with a private placement at $1.50 per share together with warrants to purchase 36,667 shares of common stock at $1.50 per share.

In July 2007, the Company initiated a private offering of units consisting of shares of common stock and warrants to purchase its common stock at an offering price of $25,000 per unit for up to 42.5 units plus an over-allotment option of .8 units. Each unit consisted of 25,000 shares of common stock and warrants to purchase 12,500 shares The warrants have an exercise price of $1 per share are exercisable for cash for a period of three years. The terms of the offering provided that the first $1.5 million of net proceeds raised were immediately available to the Company for working capital purposes. The next $2.5 million of net capital was to be held in escrow by counsel to the Company to be released upon the Company obtaining written agreements from creditors to settle such claims such that the Company’s liabilities would be reduced by at least 60% in exchange for not more than $2,500,000 plus shares and any other non-cash consideration. The liability reduction requirement was reduced pro rata if less than $4,000,000 of net capital was raised. The proceeds from the over-allotment option, if any, were to be available for working capital, if exercised. The shares, including those exercisable upon exercise of the warrants, are subject to piggyback registration rights. As of September 30, 2007, the Company received $630,000, net of fees, in connection with the offering and terminated the offering.

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Warrants

A summary of warrant activity for the three months ended September 30, 2007 and 2006 is as follows:

	2007		2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance – beginning of period	4,472,149	$2.10	3,005,137	$2.60
Issued	772,767	1.00	580,000	1.70
Exercised – cashless	(230,000)	1.30	(250,000)	1.00
Expired	(126,419)	6.00	(265,739)	3.30
Balance – end of period	4,888,497	$1.30	3,069,398	$2.70

Stock Options

Stock option share activity and weighted average exercise price under these plans for the three months ended September 30, 2007 and 2006 is as follows:

	2007		2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance – beginning of period	3,184,900	$1.70	29,900	$10.90
Issued			3,155,000	1.70
Expired	(14,900)	14.30
Balance – end of period	3,170,000	$1.70	3,184,900	$1.70

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

The Company has two reportable segments: entertainment and digital media. The entertainment segment activities consist of development and production of digital and filmed content for global distribution to all media platforms including the internet. The digital media segment includes our activities related to the development and maintenance of websites, online communities and technology platforms that allow users to electronically create and publish content, including video, share that content with others and/or connect with others based upon common interests. In prior years the

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Company was also a promoter of professional boxers and boxing events which was a separate segment for financial reporting purposes.

	Nine months ended September 30,
	2007			2006
	Consolidated	Digital Media	Entertainment	Consolidated	Sports	Entertainment
Net revenues	$986,297	$251,297	$735,000	$1,615,315	$—	$1,615,315
Operating costs and expenses
Cost of revenues	991,230	281,787	709,443	2,993,459	—	2,993,459
Depreciation and amortization	155,611	140,873	14,738	24,980	15,625	9,355
Impairment charges	66,667	—	66,667	112,000	—	112,000
Minority interest				(113,878)		(113,878)
Gain on sale of exclusive promotion agreement				(21,852)		(21,852)
	1,213,508	422,660	790,848	2,994,709	15,625	2,979,084
Segment profit/(loss)	(227,211)	($ 171,363)	($55,848)	(1,379,394)	($15,625)	$(1,363,769)
Less: Selling, general and administrative	5,454,010			11,368,686
Interest expense	328,095			411,996
Change in fair value of derivative	(667,677)
Settlement costs				371,092
Gain on settlement with related parties				(1,478,845)
Financing costs paid in stocks and warrants				33,000
Net loss	($5,341,639)			($12,085,323)

	Three months ended September 30,
	2007			2006
	Consolidated	Digital Media	Entertainment	Consolidated	Sports	Entertainment
Net revenues	$50,451	$50,451	$—	$1,539,845	$—	$1,539,845
Operating costs and expenses
Cost of revenues	111,107	101,414	9,693	2,923,903	—	2,923,903
Depreciation and amortization	58,014	52,828	5,186	6,029	—	6,029
Impairment charges	—	—	—	35,000	—	35,000
Minority interest	—	—	—	(41,550)	—	(41,550)
	169,121	154,242	14,879	2,923,382	—	2,923,382
Segment profit/(loss)	(181,670)	($103,791)	($14,879)	(1,383,537)	$—	$(1,383,537)
Less: Selling, general and administrative	1,678,626			3,152,641
Interest expense	52,801			43,136
Settlement costs	—			186,417
Net loss	$(1,850,097)			$(4,763,989)

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Note 12.    Other Matters

On June 28, 2007, our chief executive officer voluntarily resigned his officer position and as a member of our Board of Directors. In accordance with a Termination and Separation Agreement with the officer, the Company agreed to pay back salary of $345,000 through the issuance of shares of common stock, and agreed to retain him as a consultant through February 17, 2009 for annual compensation of $63,000.

On January 5, 2007, the Company entered into an amendment to the consulting agreement with Joe Abrams. The amendment expands Mr. Abrams’ role with the Company to Chairman of Ckrush Digital Media, Inc., one of the Company’s subsidiaries. The term of the consulting agreement was extended through December 31, 2008, subject to either party’s right to terminate sooner for any reason. The Company agreed to issue to Mr. Abrams an aggregate of 400,000 shares of common stock in equal quarterly installments over the remaining two year term of the agreement. During the nine months ended September 30, 2007, the Company recorded non-cash charges aggregating $285,000 in connection with the installments during the period based upon the fair value at the date of issuance.

During the nine month period ended September 30, 2007 the Company issued warrants to acquire an aggregate of 30,000 shares of common stock at $1.00 per share for services provided to the Company and recorded $39,000 measured by the fair value of the securities issued. Additionally, in connection with contracts for services to be performed, the Company issued 250,000 restricted shares of common stock and a warrant for 50,000 shares of common stock at $.10 per share. The fair valued of the securities issued in connection with these arrangements ($725,000) was recorded as deferred compensation and during the three and nine months ended September 30, 2007. The Company also expensed $811,000 and $2,424,000 as non cash compensation expense as a result of amortization of the deferred compensation for consulting arrangements.

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

Note 13.    Subsequent Events

In October 2007, the Company initiated a private offering of units each consisting of a note payable for $50,000 and 25,000 shares of the Company’s common stock, for a purchase price of $50,000 per Unit, up to an aggregate purchase price of up to $1,000,000 plus an over-allotment option of $500,000. The notes payable will not bear interest and will be repayable upon the earlier of (i) the Company closing on the receipt of the first $1,500,000 from the Company’s next private offering of common stock, from which the note holders are to be paid back, or (ii) three months from the date of the notes. In the event of default, as defined, the note holders have the option to convert the outstanding principal amount into shares of common stock equal to 150% of the principal amount at a conversion price equal to the five-day closing bid average of the common stock prior to the date of the default. All the common stock issuable under this arrangement are subject to piggyback registration rights. As of November 13, 2007, the Company received $150,000 in connection with this offering.

See also Note 6 for settlement with Shane Mosley in October 2007 and Note 9 for the Company’s reverse stock split of its outstanding common stock on a one-for-ten basis.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

We are an innovative entertainment and interactive media group that seeks to capitalize on the global convergence of entertainment content with social media, online communities and digital technology. We produce feature films and other content and develop and maintain websites, including online communities, primarily geared towards young adults 18-34. Our feature film productions include ‘‘Beer League,’’ starring Artie Lange, and ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. Our fully interactive online communities include ‘‘LiveMansion.com’’ ( http://www.livemansion.com/ ), ‘‘AudioStreet.com’’ (http://www.audiostreet.net/) and ‘‘MixStreet.net’’ (http://www.mixStreet.net/). Our services also include website design, development, hosting, advertising and media placement.

Reportable Segments

The Company has two reportable segments: entertainment and digital media. The media entertainment segment activities consist of development and production of digital and filmed content for global distribution to all media platforms including the internet. The digital media segment includes our activities related to the development and maintenance of websites, online communities and technology platforms that allow users to electronically create and publish content, including video, share that content with others and/or connect with others based upon common interests. In prior years the Company was also a promoter of professional boxers and boxing events which was a separate segment for financial reporting purposes.

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

At September 30, 2007, we provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain. Utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

The following represents a comparison of segment operating results for the three months ended September 30, 2007 and 2006:

	2007	%	2006	%
Net revenues
Entertainment	$—	—%	$1,540,000	100.00%
Digital Media	50,000	100.00	—	—
	$50,000	100.00%	$1,540,000	100.00%
Cost of revenues and other costs
Entertainment	$15,000	30.0%	$(2,923,000)	(189.8)%
Digital Media	154,000	308.0	—	—
	$169,000	338.0%	$(2,923,000)	(189.8)%
Segment profit/(loss)
Entertainment	$(15,000)	(30.0)%	$(1,383,000)	(89.8)%
Digital Media	(104,000)	(208.0)	—	—
Sports	—	—	—	—
	$(119,000)	(238.0)%	$(1,383,000)	(89.8)%

Net revenues decreased by $1.5 million to $50,000 for the three months ended September 30, 2007. The 2007 net revenues represents revenues earned from businesses acquired in 2007 principally web development services. There were no revenues in the other segments, in 2007. Our 2006 net revenues were principally derived form the minimum guarantee earned as a result of the release of ‘‘Beer League’’.

Cost of revenues decreased during the 2007 period by $2.7 million. Costs in 2007 were principally related to web development costs for both internal and external projects. The 2006 quarter film production costs amortized to cost of revenues upon the individual-film-forecast method were related to the release of our movie project ‘‘Beer League’’ during the 2006 period. Other operating costs include depreciation and amortization net of minority interest credit.

Selling, general and administrative expenses decreased by 46.8%, or $1.5 million, to $1.7 million for the quarter ended September 30, 2007, from $3.2 million in the prior year period. The decrease is principally attributable to the reduction in non cash compensation charges of $1 million, in the 2007, period as compared to the prior period and a decrease in professional fees related to our compliance with our settlement agreement with the SEC.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

The following represents a comparison of segment operating results for the nine months ended September 30, 2007 and 2006:

	2007	%	2006	%
Net revenues
Entertainment	$735,000	25.5%	$1,615,000	100.00%
Digital Media	251,000	74.5	—	0.00
Sports	—	—	—	0.00
	$986,000	100.00%	$1,615,000	100.00%
Cost of revenues and other costs
Entertainment	$791,000	80.2%	$2,979,000	184.5%
Digital Media	423,000	42.9	—	0.00
Sports	—	0.0	16,000	1.0
	$1,214,000	123.1%	$2,995,000	185.5%
Segment profit/(loss)
Entertainment	$(56,000)	(5.7)%	$(1,364,000)	(84.5)%
Digital Media	(172,000)	(17.4)	—	0.00
Sports	—	—	(16,000)	(1.0)
	$(228,000)	(23.1)%	$(1,380,000)	5.33%

Net revenues decreased by $629,000 or 38.9% to $986,000 for the nine months ended September 30, 2007 from $1.6 million in the prior year period. The 2007 net revenues principally included distribution fees earned from the release of our film production ‘‘TV: the Movie’’ ($735,000) in our entertainment segment and includes revenues earned from our 2007 acquisition principally web development services ($251,000) in the digital media segment. There were no revenues in either year in the sports segment. Our 2006 net revenues were principally derived form the minimum guarantee earned as a result of the release of ‘‘Beer League’’.

Cost of revenues which relate to the production costs for filmed products in the entertainment segment and web development costs for both internal and external projects decreased by $1.8 million to $1.2 million for the nine months ended September 30, 2007, compared to $3 million incurred in period year period. The production costs recognized during the nine months ended September 30, 2006 for Beer League, released in 2006, was greater than the costs amortized to cost of sales in the 2007 period for TV: the Movie, released in 2007, as well as, the costs incurred in the digital media segment since the Trisoft and AudioStreet acquisition in 2007. Other operating costs include depreciation and amortization, impairment charges minority interest credits and, in 2006, offset by the minority interest credit of $114,000 and gain on sale of exclusive promotion agreement of $24,000.

Selling, general and administrative expenses decreased by 52.0 % or $5.9 million, to $5.5 million for the nine months ended September 30, 2007, from $11.4 million in the prior year period. The decrease is principally attributable to the decrease of $5 million in non cash compensation charges in 2007 from $8.5 million in the prior year period. In the prior year the Company adopted an employee stock option and granted immediately vested options which caused a charge in June 2006 of $2.0 million.

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

Interest expense for the nine months ended September 30, 2007 decreased by $84,000, or 20.3%, principally as a result of a decrease in the related outstanding indebtedness.

Other income in the 2006 period principally represents gains associated with termination of obligations to related parties including the Company’s former President. These transactions represented the (i) liquidation of $3.3 million of liabilites through the issuance of 80,000 shares of common stock, warrants to purchase 750,000 shares and cash payments aggregating $400,000 and (ii) liquidation of certain indebtedness to our former President through the assignment to the former President of certain portions of the Company’s boxing film library and a consulting role related to the promotion of a boxer, among other matters.

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses of $5.3 million during the nine months ended September 30, 2007, and $11.8 million and $7.7 million during the years ended December 31, 2006 and 2005, respectively. In addition, we are not in compliance with substantially all of our outstanding notes and loans payable including unpaid interest and may not be in compliance with certain past settlements including legal judgments. Further, we had a stockholders’ deficiency of $11.2 million at September 30, 2007. Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to remedy these possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of its obligations. However, if ours lenders are unwilling to continue to refrain from demanding compliance by us to payment terms for indebtedness, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations. While officers of the Company have provided loans to the Company in the past we have no commitments from them to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. Our external auditors in their report on the Company’s consolidated financials included in our Report on Form 10-K for the year ended December 31, 2006 included an explanatory paragraph which noted the ‘‘substantial doubt’’ about our ability to continue as a going concern.

We are taking actions to address liquidity in the following ways:

•	continuing to negotiate with existing creditors to convert their indebtedness into equity;

•	developing additional sources of financing to satisfy our current operating requirements;

•	entering into new initiatives to develop and acquire additional internet websites in order to deliver unique viewers for commercial purposes;

•	produce and distribute film properties as well as other entertainment projects; and

•	pursuing production partnerships and joint ventures to fund projects.

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

We are of the opinion, based upon advice of counsel, that we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims described in Item 2 — Legal Proceedings. As of September 30, 2007, we had accrued approximately $1.9 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Cash Flows

At September 30, 2007, our cash position reflected a balance of $66,000, as compared to the $1.5 million balance at year end 2006.

Operating Cash Flows.    Our principal operating source of cash during the nine months ended September 30, 2007 was net revenues from film projects and website development activities. During the period, we significantly reduced our cash burn to approximately $1.4 million from $2.6 million in the prior year.

Investing Cash Flows.    Cash used in investing activities for the quarter ended September 30, 2007 was related to acquisition of the business and net assets of Trisoft and AudioStreet ($600,000) and office equipment ($18,000).

Financing Cash Flows.    Net cash provided by financing activities for the nine months ended September 30, 2007 was $565,000 which consisted, of net proceeds from the issuance of common stock ($940,000), sale of production interests for $139,000 and short-term borrowings of $292,000 net of repayments of production interests of $681,000 and repayment of notes payable of $125,000.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered SAB 108 to be not material.

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

Item 3.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

While we believe our disclosure controls and procedures and our internal control over financial reporting have improved, no system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against us and a former officer/director, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, we agreed with Designscape to settle the matter. On September 18, 2006, we agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on unpaid balance from September 25, 2005 payable on September 30, 2009. We are in compliance with the agreement and as of September 30, 2007, our obligation amounted to $222,000, including accrued interest.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from one of our former subsidiaries of the Company, arising from a previous settlement agreement, instituted a second arbitration proceeding against us seeking to recover $172,000 plus attorneys’ fees and costs. In September 2006, we and Layfield entered into a settlement agreement in which we agreed to pay Layfield $170,000 in four payments from October 2006 through August 2007. We have made all the required payments and are awaiting a release.

Shane Mosley

In November 2005, we and our former President entered into a settlement agreement with Shane Mosley, a boxer, related to a judgment in connection with an unpaid boxing purse. We agreed to pay $565,000 to Mosley in installments out of 60% of the net profits from any boxing events we promoted or co-promoted (retroactively to September 2005) plus accrued interest. In addition, we were entitled to a $100,000 credit against the above settlement amount, contingent upon the transfer and assignment of our rights to the Mosley Video Library. Any amounts unpaid by December 31, 2008 were to be immediately due.

In December 2006, Mosley filed a motion to restore the judgment as a result of a breach of the settlement because of alledged non compliance to the settlement including the decision to exit the boxing business. On September 26, 2007, after a hearing on the merits, the United States District Court found in favor of Mosley and entered a judgment in the amount of $529,368 against us. On October 5, 2007, we entered into a settlement agreement with Mosley in which we were required to pay $250,000 by October 12, 2007 or be subject to the full judgment amount plus interest, past legal fees of $75,000 and future legal fees. In addition, the Company and our former President agreed to waive any indemnification or contribution rights against the other related to this matter, if we made the required payment to Mosley on time.

On October 12, 2007, we made the required payment of $250,000 from the proceeds of short-term bridge loans and we are awaiting a general release. As consideration for the short-term loans we will issue 125,000 shares of its common stock.

Prior to September 30, 2007, we had recorded as a liability $565,000 for this matter. As a result of our compliance with the settlement in October 2007, we will record a gain of $315,000 in the fourth quarter 2007.

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

National Sports Partners

In May 2003, National Sports Partners (‘‘NSP’’), the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, we reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. We paid only $65,000 of such amount. In November 2006, NSP was awarded a judgment in the amount of $256,000 plus interest. As of September 30, 2007, our recorded liability for this matter is $191,000, including accrued interest.

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

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company (‘‘Chase’’) obtained a judgment in the amount of $95,000 against Cedric Kushner, our former President, and us in connection with our default on an outstanding note. In May 2004, Chase agreed to allow us to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at September 30, 2007 amounted to $88,000, including accrued interest. We are not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which we entered into settlements in prior years for which we have not made the required payments.

In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of September 30, 2007, we accrued $1.9 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2007, the Company initiated a private offering of units each consisting of a note payable for $50,000 and 25,000 shares of the Company’s common stock, for a purchase price of $50,000 per Unit, up to an aggregate purchase price of up to $1,000,000 plus and over-allotment option of $500,000.   The notes payble will not bear interest and will be repayable upon the earlier of (i) the Company closing on the receipt of the first $1,500,000 from the Company’s next private offering of common stock, from which the note holders are to be paid back , or (ii) three months from the date of the notes. In the event of default, as defined, the note holders have the option to convert the outstanding principal amount into shares of common stock equal to 150% of the principal amount at a conversion price equal to the five-day closing bid average of the common stock prior to the date of the default.  All the common stock issuable under this arrangement are subject to piggyback registration rights. As of November 13, 2007, the Company received $150,000 in connection with this offering.

In July 2007, the Company initiated a private offering of units consisting of shares of common stock and warrants to purchase its common stock at an offering price of $25,000 per unit for up to 42.5 units plus an over-allotment option of .8 units. Each unit consisted of 25,000 shares of common stock and warrants to purchase 12,500 shares The warrants have an exercise price of $1 per share are exercisable for cash for a period of three years. The terms of the offering provided that the first $1.5 million of net proceeds raised were immediately available to the Company for working capital purposes. The next $2.5 million of net capital was to be held in escrow by counsel to the Company to be released upon the Company obtaining written agreements from creditors to settle such claims such that the Company’s liabilities would be reduced by at least 60% in exchange for not more than $2,500,000 plus shares and any other non-cash consideration. The liability reduction requirement was reduced pro rata if less than $4,000,000 of net capital was raised. The proceeds from the over-allotment option, if any, were to be available for working capital, if exercised. The shares, including those exercisable upon exercise of the warrants, are subject to piggyback registration rights. As of September 30, 2007, the Company received $630,000, net of fees, in connection with the offering and terminated the offering.

Also in July 2007 in accordance with a consulting agreement entered into in 2006, we issued the third quarterly installments of 50,000 shares to the consultant’s designees.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

The Company is in default of substantially all of its outstanding notes and loans payable. The Company hopes to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If the Company is unable to cure these defaults, it may significantly impede the Company’s ability to raise additional funds and/or to conduct normal business operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.    OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6.    EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo. (2)
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
2.3*	Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
2.4*	Certificate of Ownership and Merger of Cedric Kushner Promotions, Inc. (15)
3.1*	Articles of Incorporation of the Registrant (1)
3.2*	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004. (4)
3.3*	By-laws of Registrant (1)
3.4*	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004. (5)
3.5*	Amendment to the By-Laws of the Registrant (8)
3.6*	Amendments to the Certificate of Incorporation of the Registrant (8)
4.1*	Specimen common stock Certificate (1)
10.1*	1998 Incentive and Non-qualified Stock Option Plan (1)
10.2*	Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.3*	Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.4*	Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan (1)
10.5*	Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc. (2)
10.6*	Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr. (3) (6)
10.7*	Promissory Note, dated September 1, 2003, between the Company and Dewayne Layfield. (3)
10.8*	2002 Incentive and Non-qualified Stock Option Plan (5)
10.9*	Form of Warrant to Purchase Common Stock, executed between July 2004 and August 2004, between the Company and various purchasers in a private placement. (4)

Exhibit Number	Description
10.10*	Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc. (7)
10.11*	Conversion Agreement, dated February 15, 2005, between the Company and a Note Holder (8)
10.12*	Form of Conversion Agreement dated as of June 15, 2005. (9)
10.13*	Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto. (10)
10.14*	Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., Cedric Kushner Promotions, Inc. and Cornell Capital Partners, L.P. (10)
10.15*	Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P. (10)
10.16*	Pledge and Escrow Agreement dated as of June 28, 2005 by and between Cedric Kushner Promotions, Inc., Cornell Capital Partners, L.P. and David Gonzalez, Esq. (10)
10.17*	Operating Agreement of Identity Films & Company, LLC dated as of June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC. (11)
10.18*	Contribution and Indemnification Agreement dated as of June 30, 2005 by and between Cedric Kushner Promotions, Inc. and World Wide South Beach, LLC. (12)
10.19*	Amendment No. 1 to the Class A Common Stock and Installment Payment Agreement dated as of June 30, 2005 by and between Cedric Kushner Promotions, Inc. and the investors named on the signature page thereto. (12)
10.20*	Consulting Agreement dated September 24, 2005 by and between Ckrush Sports, Inc. and Dino Duva. (13)
10.21*	License Agreement dated November 1, 2005 by and between Big Content, Inc. and English Distribution, LLC. (14)
10.22*	Termination of Loan and Related Agreements dated as of November 1, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc. (14)
10.23*	Termination of Guarantee dated November 1, 2005 by and between Livingston Investments, LLC, Cedric Kushner Promotions, Inc. and James DiLorenzo. (14)
10.24*	Executive Employment Agreement dated February 13, 2006 with Jan E. Chason. (18)
10.25*	Consulting Agreement dated October 12, 2006 between the Registrant and Joe Abrams (15)
10.26*	Employment Agreement, dated November 20, 2006 between the Registrant and Roy Roberts (16)
10.27*	Employment Agreement, dated November 20, 2006 between the Registrant and Jeremy Dallow (16)
10.28*	Consulting Agreement dated November 20, 2006 between the Registrant and Philabelle Consulting LLC (16)

Exhibit Number	Description
14.1*	Code of Ethics.
21*	Ckrush, Inc. subsidiaries
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Final Judgment dated December 1, 2005 as to Defendant Cedric Kushner Promotions, Inc. (17)

*	Previously filed.
(1)	Incorporated by reference to our Current Report on Form SB-2 filed with the Securities and Exchange Commission on July 7, 1998
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2002
(3)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on June 25, 2004
(4)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2004
(5)	Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on November 12, 2004
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 18, 2005
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2005
(8)	Incorporated by reference to our Current Report on Form 10-KSB filed with the Securities and Exchange Commission on May 13, 2005.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005.
(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005.
(13)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on October 6, 2005.
(14)	Incorporated by reference to our Current Report on Form 10-QSB filed with the Securities and Exchange Commission on November 21, 2005.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2006.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKRUSH, INC. & SUBSIDIARIES
Date: November 14, 2007	/s/ Jeremy Dallow
Jeremy Dallow Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2007	/s/ Jan E. Chason
Jan E. Chason Executive Vice President and CFO (Principal Financial and Accounting Officer)