Form 10KSB
period 2007-12-31
CKRUSH, INC.
filed 2008-04-15
CIK 1064539

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The Company’s revenues from its operations for the fiscal year ended December 31, 2007 were $1,087,475.

As of April 10, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over-the-Counter Electronic Bulletin Board’s last sale price of $.20 on April 10, 2008) was approximately $4,193,000.

As of April 10, 2008, there were 21,011,477 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.    Transitional Small Business Disclosure Format (check one):    Yes       No

CKRUSH, INC.

FORM 10-KSB

PART I

Item 1.    DESCRIPTION OF BUSINESS

Forward-looking Statements

Statements in this annual report on Form 10-KSB that are not historical facts constitute forward-looking statements which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

OVERVIEW

Ckrush, Inc. (the ‘‘Company’’, ‘‘we’’, ‘‘our’’, or ‘‘our company’’) is an entertainment and interactive media group. We seek to be at the forefront of the convergence of entertainment content with social media, online communities and digital technology. We produce feature films and other content and develop and maintain websites, including online communities, primarily geared towards young adults, 18-34. Our fully interactive online communities include ‘‘LiveMansion.com’’ (http://www.livemansion.com/), ‘‘AudioStreet.net’’ (http://www.audiostreet.net/) and ‘‘MixStreet.net’’ (http://www.mixstreet.net/). Our feature film productions include ‘‘Beer League,’’ starring Artie Lange; ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. Our services also include website design, development, hosting, advertising and media placement. The Company is headquartered in New York City.

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

Industry Overview

The worldwide demand for entertainment content is considerable and growing. Demand has been stimulated by increased DVD penetration in the home video market; continued growth in the cable and satellite television markets, the introduction of digital downloads and streaming, and mobile applications. While domestic box office revenues for motion picture exhibition were approximately $9.63 billion in 2007, an increase of 5.4 from the prior year, global box office receipts reached an all-time high with $26.7 billion in 2007, compared to $25.82 billion in 2006, a 4.9% increase. Although it fluctuates from year to year, the domestic motion picture exhibition industry has grown in revenues and attendance over the past ten years, with box office receipts up over 60%. Admissions in 2007 held steady at 1.45 billion tickets. Growth in the home video market has been driven by increased DVD penetration. Of the $24.3 billion in overall domestic home video industry revenues during 2005, about $16.3 billion came from DVD sales. Declining prices of DVD players, enhanced video and audio quality and special features such as inclusion of previously-deleted scenes, film commentaries and ‘‘behind the scenes’’ footage have all helped increase the popularity of the DVD format, sparking increased home video rentals and sales in recent years. In 2006, new technology — including HD DVD and Blu-Ray formats — has resulted in the introduction of a new cycle of opportunities to distribute entertainment content.

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

The focus of the interactive entertainment industry is to deliver to digital devices both commercially produced content and user generated content as well as to monetize the traffic which is driven to the network of websites through organic and non-organic means.

The process of monetizing sites includes on-line advertising revenue sources such as banners ads, skyscrapers text ads, video overlay and similar techniques. One of the largest and engaged audience is the highly monetizable 18-35 age demographic which advertisers have traditionally sought. Networks are being developed by companies combining their owned sites or offering in combination with other companies’ sites targeted audiences for advertisers. Thus website are offering ad networks, advertising agencies and as well as directly to well known brands targeted users for specific ad campaigns for which the sites are paid based on the number of visitors that view the ad (commonly referred to as an ad being ‘‘served’’). Sites can generally earn higher ad rates if visitors to the website click on the ad and are directed to a separate unaffiliated site which provides such visitor with more information regarding the product or service being advertised, potentially including the opportunity to buy the product or service. Depending on where the ad is placed, how often it is run and how much demographic information the sites are able to deliver, the amount earned for ads (generally expressed as cost per thousand impressions (or CPM)) can vary dramatically. The more relevant information that can be collect with respect to ad viewers, while respecting privacy rights, generally enables sites to obtain higher ad rates.

Interactive delivery sites include video oriented sites that provide either user generated content (such as YouTube.com, Break.com, Heavy.com and MetaCafe.com) or commercial video (such as iTunes). Many sites are using user generated content to create ‘‘social networking’’ sites employ the basic strategy of using the user generated content to attract users and encouraging them to spend more time on the site. A primary goal of these types of sites is enticing users to spend more time on the site viewing content, playing games or uploading data – all of which create an environment where more pages can be viewed and ads served on such users, thus generating revenues.

Our Business

Our company is an innovative entertainment and interactive media group. We seek to be at the forefront of the convergence of entertainment content with social media, online communities and digital technology. In 2006, we produced two motion pictures, each with production budgets of less than $3 million. One of our films was released in 2006 and the other in 2007. Our co-produced film was also released during 2006. We take a disciplined approach to film making with the goal of producing high value content with low production budgets that we can distribute to theatrical and ancillary markets, which include home video and pay and free television, both domestically and internationally. We review a significant number of scripts, looking for quality material primarily targeted to the young adult audience. We develop selected scripts, working with talent agencies and producers to attract talent that appeals to the film’s target audience. We believe the commercial and/or critical success of our films will enhance our ability to attract financing for future projects as well as increase our ability to access top talent and scripts.

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

We intend to distribute motion pictures utilizing third party distributors. While there are no scheduled releases for 2008, the strategy will be to release approximately 2 to 4 feature films per year thereafter for domestic and international release subject to our ability to obtain financing. Home video, including television, cable, satellite, pay-per-view, video on demand and DVD as well as digital downloads will also become significant revenue sources for this segment in the future.

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

Our sports entertainment segment principally included the promotion of professional boxing events and professional boxers. As of December 31, 2006, we assigned our promotional rights to others and are no longer an active promoter.

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

The growing interactive-community market place is dominated by the success of MySpace, a site connecting principally 15-25 year-olds around their shared interests in meeting, communicating and listening to music. The MySpace audience has rapidly grown virally through members inviting friends to join the site. In 2005, MySpace became part of News Corp., the parent company of Twentieth Century Fox. Other leading websites of the social network genre include Friendster and Facebook, while YouTube is the leading site for the sharing of video content. There are many websites which provide entertainment news, user generated content and /or social networking platforms.

BUSINESS GROWTH STRATEGY

The Company’s growth plans encompass initiatives in film finance, production and distribution, and the development, acquisition and production of innovative digital content and businesses. The strategy consists of:

•	Building an integrated operating group to distribute films and develop digital assets targeting the highly coveted 18-34 year old demographic;

•	Acquiring literary and film properties, with the intention of developing, financing, producing and distributing these properties utilizing leading third parties in each area;

•	Managing the risk associated with the financing of independent film production by creating film financing pools;

•	Strengthening our relationships with independent distributors to promote domestic and foreign sales of our entertainment content;

•	Developing, acquiring and maintaining destination websites forming a portfolio of commercial opportunities for advertising, sponsorship, ecommerce and subscription revenues; and

•	Assisting brands to communicate effectively with customers through social media applications.

EMPLOYEES

We have eleven full time employees as of April 10, 2008. We have not experienced any work stoppages and consider our relations with our employees to be good. None of our employees is included in a collective bargaining unit.

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

We have incurred net losses of $6.6 million and $11.8 million during the years ended December 31, 2007 and 2006, respectively. Our obligations under notes and loans are principally past due their original terms or due on demand, and, in addition, we may not be in compliance with certain of our trade debt as well as our past settlements including legal judgments. Thus, we may not be able to meet demands by these creditors to be in compliance with the terms and pay the amounts past due. Further, we had a stockholders’ deficiency of $10.8 million at December 30, 2007.

Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to pay these creditors in the ordinary course of our business activities and/or remedy possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of its obligations. However, if our creditors are unwilling to continue to refrain from demanding compliance to payment terms for our indebtedness, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations. While officers of the Company have provided loans to the Company in the past we have no commitments from them to do so in the future.

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. Our external auditors in their report on the Company’s consolidated financials included elsewhere in our Report on Form 10-K also includes an explanatory paragraph which notes the ‘‘substantial doubt’’ about our ability to continue as a going concern.

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

As a result of our settlement with the SEC, we retained the services of an independent consultant to analyze our system of internal accounting controls and accounting and financial reporting processes and oversee the implementation of improved processes in these areas. As a result of the consultant’s services, we completed a comprehensive evaluation and testing of our internal controls over financial reporting which resulted in a set of documented disclosure controls and procedures, including our internal controls and procedures for financial reporting. However, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and found that the Company did not maintain effective control over separation of duties, a material weakness.

In light of the above noted material deficiency related to our internal controls and processes over financial reporting we must performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accordingly, we must continue to incur expenses and will devote management resources to the review process. Further, effective internal controls and procedures are necessary for us to continue to provide reliable financial reports. If our internal controls and procedures continue to be ineffective, we may not be able to provide reliable financial reports, and our business and operating results could be harmed.

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

Our common stock is quoted on the ‘‘OTCBB’’ with a stock symbol of CKRU. An active trading market may not develop in the future, or if one does develop, be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are effectively a new public company with a limited operating history. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control: variations in our quarterly operating results; changes in securities analysts’ estimates of our financial performance; changes in general economic conditions and in the entertainment and digital media industries; changes in market valuations of similar companies; announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments; loss of a partner or joint venture participant; and, the addition or loss of key managerial and creative personnel.

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

Item 2.    DESCRIPTION OF PROPERTY

We lease approximately 4,000 square feet for our headquarter facilities at 336 West 37th Street, Suite 410, New York, New York 10019 and 2,000 square feet for offices for our digital media operations in Boca Raton, FL. Minimum annual lease payments are approximately $142,000 for 2008 and $37,000 for 2009. Rent expense for 2007 and 2006 was $132,000 and $97,000 (net of sub rental amounts of $41,000 in 2006.

Item 3.    LEGAL PROCEEDINGS

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against us and a former officer/director, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, we agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on the unpaid balance from September 25, 2005 payable on September 30, 2009. As December 31, 2007 our obligation amounted to $197,000, including accrued interest and was in compliance with the agreement.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from one of our former subsidiaries, arising from a previous settlement agreement, instituted a second arbitration proceeding against us seeking to recover $172,000 plus attorneys’ fees and costs. In September 2006, we entered into a settlement agreement and we paid Layfield $170,000.

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

In December 2006, Mosley filed a motion to restore the judgment as a result of a breach of the settlement because of alledged non compliance to the settlement including the decision to exit the boxing business. On September 26, 2007, after a hearing on the merits, the United States District Court found in favor of Mosley and entered a judgment in the amount of $529,000 against us. In October 2007, we and our former President entered into a settlement agreement with Mosley and we paid $250,000 towards the settlement. In addition, we and our former President agreed to waive any indemnification or contribution rights against the other related to this matter. We funded the required payment of $250,000 from the proceeds of short-term bridge loans. We had recorded as a liability $565,000 for this matter in a prior year and as a result of the settlement recorded a gain of $315,000 in the fourth quarter 2007.

Ahanchian

In 2007 Amir Cyrus Ahanchian brought an action in the Federal Court against the Company and the Company’s distributor of National Lampoon’s TV: the Movie alleging copyright infringement pertaining to apparent similarities that exist between screenplays and plot ideas used for TV: the Movie. The plaintiff claims to have been one of the pivotal writers for the film. The complaint contains four causes of action: (i) copyright infringement; (ii) unfair competition pursuant to the Lanham Act; (iii) breach of implied contract; and (iv) declaratory relief.

The Copyright Act provides for monetary remedies based upon actual damages; statutory damages and defendants’ profits. These remedies are alternatives and not cumulative. The Act allows the copyright holder to recover for lost revenues and diminution in the work’s market value caused by infringement so long as the copyright owner can establish with reasonable probability the existence of a causal connection between the infringement of the defendant and some loss anticipated revenue. Plaintiff may recover direct as well as indirect profits. If the plaintiff elects to recover statutory damages, the Court must award damage in an amount not less than $750 and not more than $30,000 for any work subject to the discretion of the trial court which could in this matter aggregate $330,000.

As of April 14, 2008, discovery has just begun. In the opinion of management, based upon the advice of counsel, given the availability of insurance, the liability to the Company, if any, will not be material.

First Equity

In June 2005, First Equity Capital Corporation (‘‘First Equity’’) filed an action against us in state court in Florida, alleging that we breached an unsigned agreement pursuant to which we allegedly hired First Equity to provide certain services. First Equity alleges that we are obligated to pay First Equity $1.5 million and to issue First Equity up to 4 million registered shares of common stock. In December 2005, William Nichols & Associates, Inc. (‘‘Nichols’’) and Norman Brodeur filed a motion to intervene alleging that First Equity, acting as our agent, engaged Nichols to raise capital on our behalf and was entitled to $250,000 of First Equity’s fee and 3 million of the shares of stock claimed by First Equity. This motion was granted in March 2006.

We have filed answers denying any liability to First Equity and Nichols and raised numerous affirmative defenses. The Company is in the process of taking discovery in these matters and intends to vigorously defend.

National Sports Partners

In May 2003, National Sports Partners (‘‘NSP’’), the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, we reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. We paid only $65,000 of such amount. In November 2006, NSP was awarded a judgment in the amount of $256,000 plus interest. As of December 31, 2007, our recorded liability for this matter is $191,000, including accrued interest.

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa, commenced an action against us and our former President, alleging that we breached an agreement to share certain profits related to certain boxers. In February 2003, we agreed to pay $580,000 which is included in accrued litigation and judgments payable as of December 31, 2007 since we have not made any payments pursuant to the settlement agreement.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company (‘‘Chase’’) obtained a judgment in the amount of $95,000 against us and our former President in connection with our default on an outstanding note. In May 2004, Chase agreed to allow us to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at December 31, 2007 amounted to $88,000, including accrued interest. We are not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which we entered into settlements in prior years for which we have not made the required payments.

In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from all of the above matters. As of December 31, 2007, we had accrued $1.3 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

Our common stock was quoted on the ‘‘Pink Sheets’’ beginning May 22, 2004 until March 7, 2006. On March 8, 2006 our common stock was quoted on the ‘‘Over the Counter Bulletin Board’’ and currently trades under the symbol ‘‘CKRU’’. All common share amounts have been retroactively restated for the reverse split on October 9, 2007.

The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by NASDAQ:

Quarter Ended:	High*	Low*
2006
March 31, 2006	$2.80	$2.00
June 30, 2006	5.00	2.00
September 30, 2006	3.50	1.80
December 31, 2006	2.80	1.80
2007
March 31, 2007	2.60	1.50
June 30, 2007	2.40	1.00
September 30, 2007	1.50	.50
December 31, 2007	.65	.16

*	Pink Sheet market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

The per share closing sales price of the common stock as reported by the ‘‘Over the Counter Bulletin Board’’ on April 10, 2008, was $.20. As of April 10, 2008, there were approximately 260 holders of record of common stock and shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no restrictions that limit our ability to pay dividends in the future.

Recent Issuances of Unregistered Securities.

In December 2007, the Company initiated a private offering of units consisting of 156,250 shares of common stock at an offering price of $25,000 per unit for up to 120 units. The terms of the offering provided that the net proceeds raised were immediately available to the Company for working capital purposes. During December 2007, the Company closed on 3,906,250 shares and received $625,000. Subsequent to December 31, 2007, the Company received an additional $765,000, for 4,781,250 shares in connection with this offering. The offering terminates May 31, 2008.

Subsequent to December 31, 2007, the Company issued 230,000 shares of common stock to a consultant primarily for the development and implementation of a marketing program for the Company to increase investor awareness. The Company recorded a charge during this period of $69,000 based upon the market value of the share issued.

Equity Compensation Plan Information

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,000	$7.60	100,000
Equity compensation plans not approved by security holders(1)	3,155,000	$1.70	—
Total	3,170,000		100,000

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We are an entertainment and interactive media group. We seek to be at the forefront of the convergence of entertainment content with social media, online communities and digital technology. We produce feature films and other content and develop and maintain websites, including online communities, primarily geared towards young adults, 18-34. Our fully interactive online communities include ‘‘LiveMansion.com’’ (http://www.livemansion.com/), ‘‘AudioStreet.net’’ (http://www.audiostreet.net/) and ‘‘MixStreet.net’’ (http://www.mixstreet.net/). Our feature film productions include ‘‘Beer League,’’ starring Artie Lange; ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. Our services also include website design, development, hosting, advertising and media placement.

Reportable Segments

As of January 1, 2007, the Company has two reportable segments related to entertainment: content and distribution. The entertainment content segment activities consist of development and production of digital and filmed content for global distribution to all media platforms including the internet. The entertainment distribution segment includes our activities related to the development and maintenance of websites, online communities and technology platforms that allow users to electronically create and publish content, including video, share that content with others and/or connect with others based upon common interests. In 2008, the Company introduced Ckrush Social, a marketing agency, to assist brands to communicate effectively with consumers through social media applications. In prior years the Company was also a promoter of professional boxers and boxing events which was a separate segment for financial reporting purposes.

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

Revenue Recognition

•	Revenues from the sale or licensing of films are recognized upon meeting all recognition requirements of Statement of Position (SOP) 00-2 ‘‘Accounting by Producers or Distributors of Films’’. Revenue from sales to distributors is recognized when access to the feature has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced.

•	Revenue related to website development activities is recognized as services are provided. Therefore the consolidated financial statements take into account the revenue earned to date on contracts not yet completed as estimated by management. Advertising and hosting revenues are recognized ratably over the period benefited.

Website Development Expenses

Our websites are comprised of various features, which contribute to the site’s overall functionality. We will capitalize costs incurred for the production of computer software that generates the functionality once technological feasibility is established and it is determined that such costs should be recoverable against future revenues. Website development costs incurred prior to the determination that the product is technologically feasible, as well as maintenance costs for established products, are expensed as incurred. As of December 31, 2007, we have not capitalized any costs incurred for website development, except for amounts allocated to websites in connection with the acquisition in 2007.

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

Intangible Assets

As a creator and distributor of entertainment copyrights, we have a significant and growing number of intangible assets, including video and television libraries, trademarks and contractual relationships. In accordance with accounting principles generally accepted in the United States of America, the Company does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce a copyrighted product, are either expensed as incurred, or capitalized as tangible assets, as in the case of inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. In connection with the 2007 acquisition, we allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values and the balance was allocated to goodwill.

Amortizable intangibles are being amortized over their estimated useful lives ranging from 3 to 10 years, utilizing the straight-line method.

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

At December 31, 2007 and 2006, we provided a 100% valuation allowance for the deferred tax assets, because the ultimate realizations of those assets are uncertain. Utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

YEAR ENDED DECEMBER 31, 2007 VERSUS YEAR ENDED DECEMBER 31, 2006

The following represents a comparison of segment operating results for the years ended December 31, 2007 and 2006

	Year ended December 31,
	2007		2006
Net revenues
Entertainment – content	$750,366	69.0%	$1,646,278	100.0%
Entertainment – distribution	337,109	31.0
	1,087,475	100.0	1,646,278	100.0
Cost of revenues and other costs
Entertainment – content	838,249	77.1	3,230,643	196.2
Entertainment – distribution	586,201	53.9
Sports			(66,227)	(4.0)
	1,424,450	131	3,164,416	192
Segment profit/(loss)
Entertainment – content	(87,883)	(8.1)	(1,584,365)	(96.2)
Entertainment – distribution	(249,092)	(22.9)
Sports			66,227	4.0
	$(336,975)	(31.0)%	$(1,518,138)	(92.2)%

Net revenues decreased by $559,000 to $1.1 million for the year ended December 31, 2007 from $1.6 million in the prior year.

The decrease in net revenues was principally the result of lower net revenues earned in the entertainment content segment from the release of ‘‘TV: the Movie’’ in DVD format for the home marketplace, in 2007, as compared to the net revenues in 2006 from the theatrical release of ‘‘Beer League’’. The entertainment distribution segment operations begin in 2007 principally as a result of the acquisition of Trisoft in January 2007.

Entertainment content segment cost of revenues and other relate to the production costs for filmed products ($937,000 — 2007 and $3.1 million — 2006) related impairment charges of ($233,000 — 2007 and $915,000 — 2006) and depreciation and amortization (20,000 — 2007 and $29,000 — 2006), net of allocation of losses to minority interests of $119,000 (2007) and $843,000 (2006). The net decrease in these costs reflects the charge for the allocation of film costs based upon the film forecast method and impairment charges based upon management’s estimates of the net realization value of our investment in film projects. The 2007 impairment charge was related to ‘‘TV: the Movie’’ released in 2007 while the impairment charge in 2006 related to both ‘‘Beer League’’ released in 2006 and ‘‘TV: the Movie’’. Entertainment distribution segment cost of revenues of $586,000, in 2007, relate to costs related to servicing third-party customers of our web development staff as well as development costs for our own websites including depreciation and amortization of the assets including intangibles related to the business acquired in 2007. Cost of revenues and other for boxing events in 2006 principally includes the gain from the sale of exclusive promotion agreements.

Our segment operating loss decreased $1.2 million to $337,000 in 2007 from a loss of $1.5 million for the prior year. The decrease in the segment operating loss is principally attributable to the lower production cost of the motion picture feature released in 2007 versus the cost of the production released in 2006, net of costs attributable to the newly established entertainment distribution segment in 2007.

Non-segment items

Corporate and unallocated shared expenses decreased by $5.4 million, to $7.2 million for the year ended December 31, 2007, from $12.6 million in the prior year. The decrease was attributable to the decrease in non-cash compensation charges of $4.8 million as a result of the issuances of stock options to the new management team and new Board of Directors, as well as the implementation of FASB 123 (R), in 2006, a significant portion being immediately vested. The balance of the decrease is principally the result of decrease in professional fees related to our compliance with our settlement agreement with the SEC.

Interest and financing costs decreased by $55,000 to $466,000, in 2007, from $521,000 in the prior year. This decrease is primarily attributable to the lower level of interest bearing indebtedness during the current year.

Other income consists of a gain from the reduction in recorded obligations of $445,000 (2007) and $1.3 million (2006) which reflect amounts not enforceable against us as a result of the passage of time; minority interest credit of $119,000 (2007) and $843,000 (2006) from the allocation of losses to the investors in our film fund; and a gain from the change in fair value of derivative liability of $668,000 (2007) and $119,000 (2006) related to the requirement to treat certain of our outstanding securities as liabilities in accordance with Emerging Issues Task Force Issue 00-19 until January 2007, as a result of the stockholder approval of the increase in authorized number of common shares, when the liability was reclassified to equity. Other income in 2006 also includes gains associated with termination of obligations to related parties including our former President. These transactions represented the (i) liquidation of $3.3 million of liabilities through the issuance of 80,000 shares of common stock, warrants to purchase 750,000 shares and cash payments aggregating $400,000 and (ii) liquidation of certain indebtedness to our former President through the assignment to the former President of certain portions of our boxing film library and a consulting role related to the promotion of a boxer, among other matters.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the fiscal year ended December 31, 2007. Additionally, we review our relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity. If the determination is made that we are the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. (‘‘FIN’’) 46, ‘‘Consolidation of Variable Interest Entities’’. Investments in which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses of $6.6 million and $11.8 million during the years ended December 31, 2007 and 2006, respectively. Our obligations under notes and loans are principally past due their original terms or due on demand, and, in addition, we may not be in compliance with certain of our trade debt as well as our past settlements including legal judgments. Thus, we may not be able to met demands by these creditors to be in compliance with the terms and pay the amounts past due. Further, we had a stockholders’ deficiency of $10.8 million at December 30, 2007.

Historically, we have successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, we hope to pay these creditors in the ordinary course of our business activities and/or remedy possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of its obligations. However, if our creditors are unwilling to continue to refrain from demanding compliance to payment terms for our indebtedness, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations. While officers of the Company have provided loans to the Company in the past we have no commitments from them to do so in the future.

We are also taking actions to address liquidity in the following ways:

•	continuing to negotiate with existing creditors to convert their indebtedness into equity and/or accept reductions in the amount due in return for cash payments;

•	developing additional sources of debt and equity financing to satisfy our current operating requirements;

•	entering into new initiatives to develop and acquire additional internet websites in order to deliver unique viewers for commercial purposes as well as promote our knowledge of social media as a separate service;

•	produce and distribute film properties as well as other entertainment projects; and

•	pursuing production partnerships and joint ventures to fund projects.

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. Our external auditors in their report on the Company’s consolidated financials included elsewhere in our Report on Form 10-K also includes an explanatory paragraph which notes the ‘‘substantial doubt’’ about our ability to continue as a going concern.

Commitments and Contingencies

In prior years in connection with both our sports and entertainment operations, we guaranteed investors and other participants in our projects the return of their investments and in some cases with a preferred return. The accompanying consolidated balance sheets include provisions for amounts that in the opinion of management are due to investors and others under these arrangements.

We are of the opinion, based upon advise of counsel, that we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims described in Item 3 —

Legal Proceedings. As of December 31, 2007, we had accrued approximately $1.3 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Cash Flows

At December 31, 2007, the Company’s cash position reflected a balance of $144,000 compared to $1.5 million in the prior year.

Operating Cash Flows.    In 2007, our principal operating source of cash was from entertainment content and distribution revenues. For the 2007 year, we used cash of $1.8 million in operating activities principally to fund the cash flow loss of $3.6 million, the net loss of $5.5 million, exclusive of non cash charges of $5.1 million and gains which did not provide cash of $1.5 million. Cash generated from the liquidation of net working capital items of $1.3 million was utilized in funding the balance of the net loss.

In 2006, our principal operating source of cash was from entertainment content sales and related advance receipts. For the 2006 year, we used cash of $2.9 million in operating activities principally to fund the cash loss of $5.2 million, the net loss of $11.8 million, exclusive of non cash charges of $10.8 million and gains which did not provide cash of $4.3 million. Cash generated from the liquidation of net working capital items of $2.3 million was utilized in funding the balance of the net loss.

Investing Cash Flows.    In 2007, we used cash for investing activities of $618,000 in connection with our acquisition of Trisoft and AudioStreet ($600,000) and for property and equipment additions ($18,000).

Cash provided from investing activities of $265,000 for the year ended December 31, 2006 was principally related to proceeds from sale of assets related to our boxing business ($355,000) net of purchases of computer equipment and leasehold improvements of $88,000.

Financing Cash Flows.    Net cash generated from financing activities was $1.0 million in 2007. Net proceeds included $1.5 million and $881,000 from equity and debt issuances, respectively and $139,000 for revenue participation rights (‘‘minority interests’’). Financing outflows in 2007 included $498,000 for repayments of obligations and $980,000 to the holders of the revenue participation rights.

Net cash generated from financing activities was $4.1 million in 2006. Net proceeds included $2.2 million and $1.2 million from equity and debt issuances, respectively and $1.8 million for revenue participation rights (‘‘minority interests’’). Financing outflows in 2006 included $1.2 million for payments of obligations and $450,000 to the holders of the revenue participation rights

ACCOUNTING CHANGES

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for our next fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 159 on its financial statements.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for our next fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 for 2007, and the adoption did not have a material impact on the Company’s financial statements.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required by Item 7 are submitted in a separate section of this report, beginning on Page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2007, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, because of the material weakness described below.

The Company’s management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-KSB, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following control deficiency which represented a material weakness in the Company’s internal control over financial reporting as of December 31, 2007:

The Company did not maintain effective controls over segregation of duties. Specifically, the financial accounting and reporting personnel engaged by the Company had incompatible duties that allowed the creation, review, and processing of financial data without independent review and authorization. This control deficiency did not result in audit adjustments to the Company’s 2007 interim or annual financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

The Company is in the process of correcting the internal control deficiencies through ongoing remediation efforts. However, these efforts individually and in the aggregate were insufficient to fully eliminate the weakness that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Recent Developments Relating to the Company’s Internal Control over Financial Reporting

The Company continues to implement enhancements and changes to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. For the most part, these remediation efforts began in 2006 with the appointment of the Chief Executive Officer and the Chief Financial Officer.

The Company will continue to enhance its financial and reporting competencies by developing its staff and consultants with appropriate continuing education programs. The Company recognizes the importance of having staff with competencies required for the accurate interpretation of generally accepted accounting principles (GAAP); for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, management has initiated the following programs that will continue to remediate those significant deficiencies identified in the Company’s 2006 assessment that were not resolved by December 31, 2007 and have been classified as a material weakness as of that date; however, additional staffing cannot be added due to the lack of adequate funding. In the alternative the Company’s continuing remediation includes: Implementing processes and procedures to perform the necessary analysis, critical review, approval, and reconciliation of journal entries and account balances; establishing procedures for period end cut-offs, enabling the Board of Directors Audit Committee to participate more actively in overseeing the accuracy and timeliness of disclosures made by the Company.

The Company recognizes the importance of segregating duties in detecting and preventing fraud. The Company has already commenced the process and will continue to improve the manual controls surrounding segregation of duties to remediate the existing material weakness in a way that is commensurate with the organization and structure of the Company. As part of the ongoing remediation process, the Company will establish and improve upon the existing manual controls to segregate the duties associated with the creation, critical review, approval, and reconciliation of transactions related to the financial reporting process.

ITEM 8B.	OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Jeremy Dallow	39	CEO, President & Director
Jan E. Chason	62	CFO & Executive Vice President
Richard Ascher	54	Director
Philip Glassman	45	Director
Jerry Gilbert	72	Director
Jonathan Schwartz	41	Director

Jeremy Dallow has been our President and a member of our Board of Directors since February 2006. He became CEO on June 28, 2007, upon the retirement of our prior CEO. He co-founded Bulldog Boxing Management and Bulldog Entertainment in 1998, providers of management and consulting services to athletes and entertainers and remained with the Bulldog companies through February 2006. While with Bulldog, he served as executive producer of several motion pictures, including our recent film releases, ‘‘Beer League’’, ‘‘National Lampoon’s TV: the Movie’’, and our co-production, National Lampoon’s ‘‘Pledge This.’’

Jan E. Chason has served as our Chief Financial Officer since February 13, 2006. Prior to joining us, Mr. Chason was the Chief Accounting Officer of Majesco Entertainment Company from July 10, 2005 through February 10, 2006 and Chief Financial Officer of Majesco from January 2, 2003 though July 9, 2006. Mr. Chason provided Interim Chief Financial Officer services through JEC Consulting Associates from June 2001 through December 2002. From June 1996 through June 2001, he served on the executive team of SFX Broadcasting and SFX Entertainment as the Chief Financial Officer of Triathlon Broadcasting Company, The Marquee Group, Inc. and Artist Group International LLC. He later served as Corporate Vice President — Finance of SFX Entertainment. After the acquisition of SFX Entertainment by Clear Channel Communications Inc., he served as the Chief Financial Officer of Clear Channel Entertainment’s Marketing and Media Divisions. Since April 1, 2007, he is also serving as the Chief Financial Officer of Halcyon Jets Holdings, Inc. Mr. Chason was a partner at Ernst & Young LLP from October 1982 through September 1994. Mr. Chason is a Certified Public Accountant and has a Bachelor of Business Administration from City College of New York.

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

Philip Glassman has served as a Director since February 16, 2006. Mr. Glassman has been the Owner/President of Metro Tag and Label, a New Jersey-based printing company, since 1994.

Jonathan Schwartz has served as a Director since February 16, 2006 and a member of the Audit Committee since March 20, 2006, Mr. Schwartz has been President of the Wilson Group, an information technology recruiting firm, since 2003 and prior to that he was the Senior Vice President of Pathfinder Personnel for 13 years.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. The Code of Ethics was filed as an exhibit to our Form 10-KSB on June 25, 2004. Upon request, we will provide to any person without charge a copy of the Code of Ethics. Any such request should be directed to: Attn: Jeremy Dallow, Ckrush, Inc., 336 West 37 th Street, Suite 410, New York, New York 10018.

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

		Annual Compensation*					Long-Term Compensation
							Awards		Payouts
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SAR’s	LTIP Payouts	All Others Compensation	Total
Roy Roberts	2007	$24,062	**					$—			$24,062
Former CEO	2006	160,416						750,000			910,416
Jeremy Dallow	2007	235,223	*	$23,000	*			—			235,223	*
CEO & President	2006	188,338						2,625,000			2,813,338
Jan E. Chason	2007	209,997	*	20,125	*			—			209,997	*
Executive Vice President and CFO	2006	153,125		12,500				630,00			795,625
*	Mr. Dallow and Mr. Chason deferred portions of their salary and bonus in 2007 and received only $199,890 and $201,319 during the year, respectively.
**	Mr. Roberts retired as of June 28, 2007. See Note 13 to the consolidated financials for settlement of amounts due him.

There were no grants to or exercises of stock options by any of the officers named in the Summary Compensation Table (Item 10) in 2007. The Company also did not grant any stock appreciation rights (as defined in Item 402(a)(6)(i) of Regulation S-B under the Securities Act) during the last completed fiscal year, and has no stock appreciation rights outstanding.

Outstanding Equity Awards at Fiscal Year-End

Position	Name	Number of Securities Underlying Options/ Exercisable	Number of Securities Underlying Options/ Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units of Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Former CEO	Roy Roberts	100,000	—	$1.00	6/30/2016	—	—	—	—
	Roy Roberts	116,676	388,889	3.00	6/30/2016	—	$97,222	—	—
CFO	Jan E. Chason	75,000	—	1.00	2/13/2016	—	—	—	—
	Jan E. Chason	131,250	93,750	2.00	2/13/2016	—	173,250	—	—
CEO & President	Jeremy Dallow	8,000	—	1.00	6/30/2016	—	—	—	—
	Jeremy Dallow	145,824	104,176	3.00	6/30/2016	—	118,152	—	—

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

Compensation of Directors

In June 2006, the Board of Directors also established a compensation program for the independent members of the Board. The members who are not employed by the Company will receive an annual retainer of $6,000 and options to purchase 100,000 shares of the Company’s common stock at $.10 per share, vested immediately, except the Chair of the Audit Committee whose annual retainer is $12,000 and options to purchase 250,000 shares of the Company’s common stock at $.10 per share. No awards were made in 2007 and the Board deferred all cash fees due to them in 2007.

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

Name and Address of Beneficial Owner, as of December 31, 2005	Amount and Nature Beneficial Ownership(1)	Beneficial Ownership Percentage(1)
Directors and Officers
Roy Roberts, former CEO and Director	390,199(2)	2.3%
Jeremy Dallow, President, Director	1,211,868(3)	6.7%
Jan E. Chason, Executive Vice President and CFO	242,708(4)	1.4%
Richard Ascher, Director	25,000(5)	0.3%
Jerry Gilbert, Director	10,000(6)	0.1%
Philip Glassman, Director	10,000(6)	0.1%
Jonathan Schwartz, Director	11,000(6)	0.1%
All Directors and officers as a Group (7 persons)	1,900,775	10.2%

Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the capital stock owned by them. Each owner has an address c/o the Company at 336 W. 37th Street, Sute 410, New York, NY 10018.

(1)	For purposes of this table, ‘‘beneficial ownership’’ is determined in accordance with the Instructions to Item 403 of Regulation S-B under the Securities Act of 1933, as amended (the ‘‘Securities Act’’), pursuant to which a person or group of persons is deemed to have ‘‘beneficial ownership’’ of any shares of common stock that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days are deemed to be outstanding and beneficially owned by such person or persons but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Due to this method of computation and the fact that the number of shares of common stock issuable upon the exercise of outstanding options, warrants and preferred stock is large relative to the number of shares of common stock currently outstanding, the sum of these percentages exceeds 100%.
(2)	Includes options exercisable within 60 days to acquire 237,507 shares of common stock.
(3)	Includes options exercisable within 60 days to acquire 971,868 shares of common stock. Does not include 399,752 shares of Series D Preferred, which do not contain any conversion rights, but have the voting equivalent of 5 shares of common stock per share of Series D for an aggregate of 1,998,760 votes.
(4)	Includes options exercisable within 60 days to acquire 242,708 shares of common stock.

(5)	Includes options exercisable within 60 days to acquire 25,000 shares of common stock.
(6)	Includes options exercisable within 60 days to acquire 10,000 shares of common stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2006 the Company’s President made advances on the Company’s behalf of $76,000 and was repaid $11,000 (2007) $71,000 (2006). The advances are unsecured, have no specific terms, conditions or maturities.

In 2003, the Company entered into a consulting agreement with an entity co-owned by Jeremy Dallow, now the Company’s President, which had an expiration date of April 30, 2008. As compensation the Company issued 700,000 shares of its common stock valued at $560,000 which was recorded as deferred compensation in 2003. Amortization expense related to this agreement of $224,000 was charged to operations in 2006. In connection with entering into an employment agreement with the Company in June 2006, Dallow and the Company agreed to terminate the consulting agreement.

The above mentioned company also advanced $272,000 for payments to the Company’s trade and other vendors during 2006, all of which was repaid during that year. The entity was also compensated $64,000 for assistance in connection with certain financing transactions during 2006.

During 2007 the Company borrowed $117,000 from a consultant to the Company and co-owner of the Company mentioned above. The note is payable on demand without interest.

During 2007, the Company provided web development services to a company for which the Company’s Executive Vice President and Chief Financial Officer also serves as the Chief Financial Officer. The Company recorded net revenues of $81,000 for the year for the services.

In April and October 2006, the Company entered into 4 agreements with Cedric Kushner, the Company’s former President which provided, among other matters, the following:

•	Kushner released the Company from all indebtedness owned to him ($263,000, plus accrued interest);

•	The Company indemnified Kushner for any liability resulting from his service as a director or officer, subject to the limitations of the Delaware corporate statute, and for any Company obligations that he guaranteed personally;

•	The Company subleased its headquarters to a entity owned by Kushner, at the same rent payable by Company to the landlord;

•	The Company transferred its rights to its library of boxing videos to Kushner for $250,000; and

•	Kushner will consult with the Company with respect to the promotion of David Tua, a boxer and assume the liability for all expenses incurred in connection with the promotion of Tua in exchange for an assignment of the proceeds otherwise payable to the Company. The Company is entitled to certain payments if Tua wins certain titles; and

•	The Company is to settle or defend against the claims by two of the participants in an exclusive promotional agreement with Tua.

The Company utilized the proceeds of this transaction to pay the amount due in connection with the deferred settlement described below. As a result of the settlements with Kushner the Company recorded a gain of $529,000 in 2006 (included in the ‘‘gain from transactions with related parties’’) as result of the release of indebtedness to Kushner as well as relief from the obligations to two of the participants in the Tua arrangement who were not guaranteed a recoupment.

Also in April 2006, the Company sold 293,750 shares of common stock for $376,000 to an entity which also purchased a substantial portion of Kushner’s shares of the Company’s common stock and

117,188 shares for $150,000 pursuant to a private placement. The Company’s new President also purchased all of Kushner’s shares of Series D preferred (339,788.66 shares) after the Company’s Board of Directors removed the liquidation preference contained in the original designation. In February 2006, the new President also purchased all the Series D preferred shares (59,963.34 shares) held by the other holder of these shares.

In, 2006, the Company recorded a gain of $1.5 million as a result making the final payment related to an agreement entered into November 2005 with Livingston Investments, LLC (‘‘Livingston’’) and the Mackin Charitable Remainder Trust (the ‘‘Mackin Trust’’) to settle certain obligations aggregating $1,533,000, including accrued interest, as well as sums due and/or payable in the future by the Company to Livingston ($1,562,000 based upon the present value of the obligation) pursuant to a certain ten year consulting agreement. Pursuant to the agreement, the Company paid the following amounts and issued the following securities in settlement:

•	$400,000 in cash in installments, of which the balance of $257,000 was paid in April 2006 from the settlement with the Company’s former President;

•	ten (10) year warrants to purchase an aggregate of 750,000 shares, exercisable at $1.00 per share, 150,000 of which vest on an annual basis beginning in 2006; and

•	80,000 shares of common stock.

In addition, the Company granted to an affiliate of Livingston the exclusive right to license the electronic media rights to the boxing libraries owned by the Company throughout the world (excluding the United States) for a three (3) year period. The assets and obligations related to this license were transferred to the Company’s former President in connection with the transaction described above.

Livingston and the Mackin Trust as a part of the settlement also agreed to pay the Company an amount equal to the proceeds from the sale, if any, by another affiliate of Livingston of 66,658 shares of the capital stock in M.P.I. Media Partners International BV, a Netherlands company engaged in television rights management as well as sponsorship and advertising rights management.

ITEM 13.	EXHIBITS

Exhibit Number		Description
2	.1*	Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo.(2)
2	.2*	Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2	.3*	Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo.(2)
2	.4*	Certificate of Ownership and Merger of Cedric Kushner Promotions, Inc.(17)
3	.1*	Articles of Incorporation of the Registrant(1)
3	.2*	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004.(4)
3	.3*	By-laws of Registrant(1)
3	.4*	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004.(5)
3	.5*	Amendment to the By-Laws of the Registrant(8)
3	.6*	Amendments to the Certificate of Incorporation of the Registrant(8)
3	.7*	Certificate of Amendment to the Certificate of Incorporation filed in Delaware on October 1, 2007.(22)
4	.1*	Specimen common stock Certificate(1)
10	.1*	1998 Incentive and Non-qualified Stock Option Plan(1)
10	.2*	Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10	.3*	Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan(1)
10	.4*	Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan(1)
10	.5*	Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc.(2)
10	.6*	Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr.(3)(6)
10	.7*	2002 Incentive and Non-qualified Stock Option Plan(5)
10	.8*	Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc.(15)

Exhibit Number		Description
10	.9*	Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto.(9)
10	.10*	Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., Cedric Kushner Promotions, Inc. and Cornell Capital Partners, L.P.(9)
10	.11*	Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P.(9)
10	.12*	Pledge and Escrow Agreement dated as of June 28, 2005 by and between Cedric Kushner Promotions, Inc., Cornell Capital Partners, L.P. and David Gonzalez, Esq.(9)
10	.13*	Operating Agreement of Identity Films & Company, LLC dated as of June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC.(10)
10	.14*	License Agreement dated November 1, 2005 by and between Big Content, Inc. and English Distribution, LLC.(15)
10	.15*	Termination of Loan and Related Agreements dated as of November 1, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc.(15)
10	.16*	Termination of Guarantee dated November 1, 2005 by and between Livingston Investments, LLC, Cedric Kushner Promotions, Inc. and James DiLorenzo.(15)
10	.17*	Executive Employment Agreement dated February 13, 2006 with Jan E. Chason.(16)
10	.18*	Consulting Agreement dated October 12, 2006 between the Registrant and Joe Abrams(15)
10	.19*	Employment Agreement, dated November 20, 2006 between the Registrant and Jermey Dallow(18)
10	.20*	Consulting Agreement dated November 20, 2006 between the Registrant and Philabelle Consulting LLC(18)
10.21		Amendment to Consulting Agreement with Joe Abrams dated January 5, 2007.(19)
10.22		Asset Purchase Agreement with Trisoft Media and AudioStreet.com dated February 5, 2007.(20)
10.23		Separation and Settlement Agreement with Roy Roberts dated June 28, 2007.(21)
14	.1*	Code of Ethics.
21		Ckrush, Inc. subsidiaries
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1		Final Judgment dated December 1, 2005 as to Defendant Cedric Kushner Promotions, Inc.(17)

*	Previously filed.
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 7, 1998
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2002
(3)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 25, 2004
(4)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2004
(5)	Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on November 12, 2004
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 18, 2005
(7)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on May 13, 2005.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005.
(12)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on October 6, 2005.
(13)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 21, 2005.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005.
(15)	Incorporated by reference to the Schedule 13D filed by Chester F. English III with the Securities and Exchange Commission on December 27, 2006.
(16)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2006.
(19)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2007.
(20)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2007.

(21)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2007.
(22)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

AUDIT FEES

The aggregate fees billed in 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each of the fiscal years ended December 31, 2007 and 2006 were:

$113,775 and $108,875 billed by Rosenberg, Rich, Baker & Berman, P.C. for the audit of our annual financial statements for 2007 and 2006, and the review of our interim quarterly financial statements during 2007 and 2006, respectively. The 2007 fees included $18,160 for audits of the two companies acquired in 2007.

AUDIT-RELATED FEES

The Company did not incur any fees for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under ‘‘Audit Fees’’ for fiscal years 2007 and 2006.

TAX FEES

Our principal accountants was engaged to perform for tax compliance services for the fiscal years ended December 31, 2007 and 2006, with the approval of the Audit Committee. Amounts billed by Rosenberg, Rich, Baker & Berman, P.C. during 2007 and 2006 were $15,380 and $27,625.

ALL OTHER FEES

Our principal accountants did not render any other services for the fiscal years ended December 31, 2007 and December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKRUSH, INC.
Date: April 15, 2008	/s/ Jeremy Dallow
Jeremy Dallow Chief Executive Officer (Principal Executive Officer)
Date: April 15, 2008	/s/ Jan E. Chason
Jan E. Chason Executive Vice President and CFO (Principal Financial and Accounting Officer)
Date: April 15, 2008	/s/ Richard Ascher
Richard Ascher Director
Date: April 15, 2008	/s/ Philip Glassman
Philip Glassman Director
Date: April 15, 2008	/s/ Jerry Gilbert
Jerry Gilbert Director
Date: April 15, 2008	/s/ Jonathan Schwartz
Jonathan Schwartz Director

Index to Consolidated Financial Statements

Ckrush, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ckrush, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ckrush, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ckrush, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 15, 2008

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$144,188	$1,504,572
Accounts receivable	729,624	1,000,037
Prepaid expenses and other assets	36,315	26,034
Film costs	237,297	1,165,005
Property and equipment – net	82,770	78,582
Website – net	427,083
Goodwill	813,049
Cash-restricted		48,397
Total Assets	$2,470,326	$3,822,627
Liabilities and Stockholders’ Deficiency
Accounts payable and accrued expenses	$5,235,084	$4,645,642
Accrued litigation and judgments payable	1,307,050	2,016,795
Notes and loans payable, including accrued interest	2,284,653	2,536,147
Due to related parties	83,878	89,692
Deferred revenues	111,435	393,000
Derivative liability		3,086,361
Common stock to be issued		1,563,446
Minority Interests	4,273,123	5,232,441
Commitments, Contingencies and Other Matters
Stockholders’ Deficiency
Series D, $.01 par value, authorized 399,752 shares, 399,752 shares issued and outstanding	3,998	3,998
Series E, $.01 par value, authorized 14,000 shares, 760 shares issued and 940 outstanding (liquidation preference of $273,744 in 2007)	8	9
Common stock, $.01 par value, authorized 300,000,000 shares 16,786,349 and 8,539,952 shares issued and outstanding	167,863	85,400
Additional paid-in capital	56,697,511	47,666,752
Accumulated deficit	(66,764,093)	(60,122,397)
Deferred compensation	(845,184)	(3,289,659)
Treasury stock, at cost – 10,478 shares of common stock	(85,000)	(85,000)
Total Stockholders’ Deficiency	(10,824,897)	(15,740,897)
Total Liabilities and Stockholders’ Deficiency	$2,470,326	$3,822,627

See notes to consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006
Net revenues	$1,087,475	$1,646,278
Operating costs and expenses
Cost of revenues	1,096,427	3,130,110
Selling, general and administrative	7,162,885	12,589,915
Depreciation and amortization	213,624	44,496
Settlement costs	103,476	622,755
Impairment charges	233,000	914,975
Gain on sale of exclusive promotion agreements		(81,852)
	8,809,412	17,220,399
Loss from operations	(7,721,937)	(15,574,121)
Other income (expenses)
Interest and financing expense – net	(461,144)	(517,586)
Interest expense – related parties	(5,186)	(3,454)
Change in fair value of derivative liability	667,677	118,531
Gain from reduction in obligations	445,101	1,345,808
Minority interest	118,600	843,313
Gain on litigation settlement	315,193
Gain on settlements with related parties		2,007,408
Other		20,709
	1,080,241	3,814,729
Net loss attributable to common stockholders	$(6,641,696)	$(11,759,392)
Net loss per common share (basic and diluted)	$(.56)	$(1.48)
Weighted average number of common shares outstanding (basic and diluted)	11,800,942	7,941,522

See notes to consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

	Preferred Stock				Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Total Stockholders’ Deficiency
	Series D		Convertible Series E
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance, December 31, 2005	399,752	$3,998	1,388	$14	7,099,417	$70,995	$41,511,892	$(48,363,005)	$(5,441,396)	(10,478)	$(85,000)	$(12,302,502)
Issuance of common stock in connection with:
conversion of Series E Preferred Stock			(448)	(5)	44,734	447	(442)					—
conversion of notes and loans payable					436,072	4,361	1,037,913					1,042,274
private placements					744,896	7,449	1,073,261					1,080,710
cashless exercise of warrants and options					212,833	2,128	(2,128)					—
settlement					2,000	20	4,780					4,800
Compnesation expense – employee stock options							4,033,160					4,033,160
Issuance of warrants in connection with
debt conversion							11,500					11,500
contracts for services							3,050,000		(3,050,000)			—
Amortization of deferred compensation									5,201,737			5,201,737
Reclassification of derivative liability							(3,204,892)					(3,204,892)
Beneficial conversion feature – notes payable							151,708					151,708
Net loss								(11,759,392)				(11,759,392)
Balance, December 31, 2006	399,752	$3,998	940	$9	8,539,952	$85,400	$47,666,752	$(60,122,397)	$(3,289,659)	(10,478)	$(85,000)	$(15,740,897)
Issuance of common stock in connection with:
conversion of Series E Preferred Stock			(190)	(1)	19,000	190	(189)					—
conversion of notes and loans payable					680,339	6,803	873,526					880,329
private placements – net of expenses					6,109,584	61,095	2,533,406					2,594,501
cashless exercise of warrants and options					68,756	688	(688)					—
settlements					88,526	885	182,905					183,790
consulting arrangements					450,000	4,500	1,035,500		(725,000)			315,000
acquisition of Trisoft and Audiostreet					400,000	4,000	796,000					800,000
financing fees					297,500	2,975	142,275					145,250
retirement of CEO					132,692	1,327	171,173					172,500
Compensation expense – employee stock options							839,167					839,167
Amortization of deferred compensation									3,169,475			3,169,475
Compensation expense – warrants issued for services							39,000					39,000
Reclassification of derivative liability							2,418,684					2,418,684
Net loss								(6,641,696)				(6,641,696)
Balance – December 31, 2007	399,752	$3,998	750	$8	16,786,349	$167,863	$56,697,511	$(66,764,093)	$(845,184)	(10,478)	$(85,000)	$(10,824,897)

See notes to consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(6,641,696)	$(11,759,392)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	213,624	44,496
Non-cash compensation expenses	4,362,640	9,234,897
Gain from reduction in obligations	(445,101)	(1,345,808)
Change in fair value of derivative liability	(667,677)	(118,531)
Accrued settlement costs	123,405	382,228
Minority interest	(118,600)	(843,313)
Gain on settlement of litigation	(315,193)
Financing costs paid in stocks and warrants	145,250
Impairment charges	233,000	914,975
Gain on settlement with related parties		(2,007,408)
Settlements through issuance of stock (including shares to be issued		229,766
Amortization of debt discount		132,422
Gain on sale of promotional rights		(81,852)
(Increase) decrease in operating assets
Accounts receivable	282,913	(984,606)
Film costs – net	694,708	2,065,766
Prepaid expenses and other assets	(8,897)	(26,034)
Restricted cash	48,397	101,603
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	835,766	729,752
Accrued litigation and judgments payable	(407,052)	(153,720)
Notes and loans payable – accrued interest	165,440	188,937
Deferred revenues	(281,565)	393,000
Net Cash Used In Operating Activities	(1,780,638)	(2,902,822)
Cash Flows From Investing Activities
Acquisition of Trisoft and Audiostreet	(600,000)
Purchases of property and equipment	(17,829)	(88,491)
Proceeds from sales of exclusive promotional agreements		140,000
Proceeds from sale of assets to former president		213,559
Net Cash (Used In) Provided From Investing Activities	(617,829)	265,068
Cash Flows From Financing Activities
Proceeds from issuance of:
common stock	1,507,001	1,080,710
production interests (minority interests)	139,194	1,782,618
notes and loans payable – other	764,000	1,110,000
common stock to be issued		1,067,500
notes and loans payable – related parties	117,000	76,453
Repayments:
production interests	(979,912)	(450,000)
notes and loans payable – other	(498,200)	(254,930)
notes and loans payable – related parties	(11,000)	(70,561)
Payment to related party – deferred settlement		(257,000)
Net Cash Provided From Financing Activities	1,038,083	4,084,790
Net Increase (Decrease) In Cash	(1,360,384)	1,447,036
Cash and cash equivalents – beginning of period	1,504,572	57,533
Cash and cash equivalents – end of period	$144,188	$1,504,572
Supplemental Disclosures:
Cash paid during the period for Interest	$11,000	$95,750
Non-cash investing and financing activities
Issuance of common stock and warrants for
deferred compensation	$725,000	$3,050,000
conversion of notes and loans payable	2,594,501	1,053,774
conversion Series E preferred stock	190	447
cashless exercise of warrants	688	2,128
common stock issued and to be issued in connection with settlements		194,737
consulting arrangement	315,000
acquisition of Trisoft and Audiostreet	800,000
financing fees	145,250
retirement of CEO	172,500

See notes consoldated financial statements

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

Ckrush, Inc. and subsidiaries (the ‘‘Company’’) is an entertainment and interactive media group: the Company seeks to be at the forefront of the convergence of entertainment content with social media, online communities and digital technology. The Company produces feature films and other content and develops and maintains websites, including online communities, primarily geared towards young adults 18-34. The Company’s fully interactive online communities include ‘‘LiveMansion.com’’ (http://www.livemansion.com/), ‘‘AudioStreet.net’’ (http://www.audiostreet.net/) and ‘‘MixStreet.net’’ (http://www.mixstreet.net/). The Company also is helping brands to communicate effectively with consumers through social media applications. Ckrush’s feature film productions include ‘‘Beer League,’’ starring Artie Lange; ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. Ckrush services also include website design, development, hosting, advertising and media placement.

Note 2.    Basis of Presentation

The Company has incurred net losses of $6.6 million and $11.8 million during the years ended December 31, 2007 and 2006, respectively. The Company’s obligations under notes and loans are past due their original terms or principally due on demand, and, in addition, the Company may not be in compliance with certain of trade debt as well as its past settlements including legal judgments. Further, the Company had a stockholders’ deficiency of $10.8 million at December 30, 2007.

Historically, the Company has successfully obtained external financing through short-term borrowings and private placements of equity and convertible debt and thus, the Company hopes to remedy these possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of its obligations. However, if the Company’s creditors are unwilling to continue to refrain from demanding compliance by the Company to payment terms for its indebtedness, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations. While officers of the Company have provided loans to the Company in the past we have no commitments from them to do so in the future.

The Company is also taking actions to address liquidity in the following ways:

•	continuing to negotiate with existing creditors to convert their indebtedness into equity and/or accept reductions in the amount due in return for cash payments;

•	developing additional sources of debt and equity financing to satisfy our current operating requirements;

•	entering into new initiatives to develop and acquire additional internet websites in order to deliver unique viewers for commercial purposes as well as sell our knowledge of social media as a service;

•	produce and distribute film properties as well as other entertainment projects; and

•	pursuing production partnerships and joint ventures to fund projects.

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Note 3.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Ckrush, Inc. and all of its majority-owned and controlled subsidiaries, with a provision for minority interests. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (‘‘VIE’’). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. (‘‘FIN’’) 46, ‘‘Consolidation of Variable Interest Entities’’. The Company accounted for its investment in a joint venture prior to June 30, 2007, under the consolidation method of accounting since the Company provided all funding and exercised significant control. All inter-company accounts and transactions have been eliminated in consolidation.

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

Website Development Expenses

The Company’s websites are comprised of various features, which contribute to the site’s overall functionality. The Company will capitalized costs incurred for the production of computer software that generates the functionality once technological feasibility is established and it is determined that such costs should be recoverable against future revenues. Website development costs incurred prior to the determination that the product is technologically feasible, as well as maintenance costs for established products, are expensed as incurred. As of December 31, 2007, the Company has not capitalized any costs incurred for website development, except for amounts allocated to websites in connection with the acquisition describe in Note 4.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid debt investments with original maturities of ninety days or less when purchased, which are carried at the lower of cost and fair market value.

Restricted Cash

As a result of our settlement with the SEC in, the Company was required to escrow funds for the retention of an independent consultant to analyze our system of internal accounting controls and accounting and financial reporting processes and oversee the implementation of improved processes in these areas.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Accounts Receivable

Accounts receivable are uncollateralized, non-interest-bearing obligations due principally from our film distributors. Accounts receivable are stated at the amount billed.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflect the Company’s best estimate of the amounts that may not be collected. This estimate is based on management’s assessment of current credit worthiness to determine the portion, if any, of the balance that will not be collected. Management also considers the need for additional general reserves and reviews its valuation allowance on a quarterly basis. As of December 31, 2007 and 2006 there was no valuation adjustment.

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

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising expenses for the years ended December 31, 2007 and 2006 were $2,000 and $65,000, respectively.

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

Non cash compensation expense accounted for under FAS No. 123 (R) was $4.2 and $9.3 million for the years ended December 31, 2007 and 2006, respectively.

The fair value of the options at the date of grant was calculated using the Black-Scholes option valuation model using the assumptions noted in the table below. The Company’s historical volatility serves as a basis for expected volatility. The risk-free rate for the expected term of each option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term assumption was determined in accordance with guidance set forth in SAB 107, which provides a ‘‘simplified method’’ for estimating the expected term. The simplified method may be applied to stock options that (1) are granted at-the-money; (2) have exercisability conditioned only on completion of a service condition through the vesting date; (3) require that employees who terminate their service prior to vesting must forfeit the options; (4) provide that employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30-90 days), and (5) are non-transferable and non-hedgable. The simplified method is based on the vesting period and the contractual term for each vesting-tranche for awards with graded vesting. Options which did not meet the requirements to use this guidance because the options were granted with exercise price at then below market prices and were immediately vested were assumed to have terms equal to half of those meeting the simplified method. The time from the grant date until the mid-points for each tranche is averaged to provide an overall expected term.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the assets’ carrying value. Accordingly, when indicators of impairment are present, we evaluate the carrying value of such assets in relation to the operating performance and future discounted cash flows of the underlying business. The Company records an impairment loss when it is determined that the carrying amount of the asset may not be recoverable, and accordingly, the Company recorded impairment charges of $233,000 (2007) and $915,000 (2006) related to investments in film properties.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In 2007, the Company adopted the provisions of FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (‘‘FIN 48’’)’’. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 had no impact on the opening balance of the Company’s accumulated deficit as of January 1, 2007.

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 were primarily attributable to net operating loss carry-forwards. Since the Company has a history of losses, a full valuation allowance has been established. In addition, utilization of net operating loss carry-forwards are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

Loss per Share

Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effect of potentially diluted securities (common shares to be issued upon the increase in number authorized — 1,205,000 (2006) (see Note 10), options — 3,170,000 (2007) and 3,184,900 (2006) and warrants — 4,888,497 (2007) and 4,472,149 (2006) are anti-dilutive.

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

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Recently Issued Accounting Pronouncements

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for our next fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 159 on its financial statements.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for our next year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 for 2007, and the adoption did not have a material impact on the Company’s financial statements.

Note 4.    Acquisition of Trisoft Media, Inc. and AudioStreet, Inc.

On February 5, 2007, the Company entered into and completed an agreement to acquire the business and certain assets of Trisoft Media, Inc. and AudioStreet, Inc. including two online community websites that focus primarily on music and music-based content.

The acquired businesses consist of website design, development, hosting, advertising and media placement. The principal assets acquired consist of the websites AudioStreet.net and MixStreet.net. The Company had no material relationship with the selling companies Trisoft Media, Inc. and AudioStreet, Inc. or their shareholders. However, the Company had previously retained Trisoft to provide website design and development services and hosting for the LiveMansion.net website.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The purchase price for the assets of $1.4 million consisted of a cash payment of $600,000 plus the issuance of 400,000 shares of common stock to the shareholders of the selling corporations and their agent and $49,000 in direct acquisition costs. The purchase consideration has been allocated to the fair values of the assets acquired and liabilities assumed as follows:

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

Note 5.    Film Costs and Minority Interests

Film costs principally consist of production costs for TV: the Movie, which was released for the home marketplace during 2007. The reduction in film costs during the year ended December 31, 2007 of $927,000 related to the amortization of the TV: the Movie production costs to cost of sales and includes an impairment charge of $233,000. The reduction in film costs for 2006 of $3 million related to the release of Beer League during that year and includes an impairment charge of $915,000 for both Beer League and TV: the Movie. Management anticipates that the remaining costs as of December 31, 2007 will be fully amortized within the next fiscal year.

In July 2006, the Company announced that it would produce ‘LiveMansion: The Movie which is being cast online by members of the LiveMansion.com social networking community. To assist in the financing of the movie, the Company sold minority ownership interests for which the investors are entitled to a return of 100% of the purchase price plus a 20% preferred return to the extent of available cash flow from the film. The Company received approximately $1.1 million, net of expenses for the interests sold, including $139,000 received in 2007. The Company is permitted to use the proceeds from the sale of minority interests for working capital purposes prior to use for production of the film. As of December 31, 2007, the Company utilized approximately $823,000 for working capital needs and used $320,000 in the promotion of the film project.

During 2005 and 2006, the Company through a private placement offering pursuant to which two of the Company’s subsidiaries sold and issued an aggregate of approximately 86 units of revenue participation rights (‘‘RPRs’’) in film projects for an purchase price of approximately $5.5 million representing minority ownership interests in the subsidiaries. To the extent of available cash flow from the Company’s subsidiaries, the RPRs entitle the investors to a return of 100% of their respective purchase price plus a 20% preferred return and an aggregate 15% interest in the residual cash flow.

During the years ended December 31, 2007 and 2006, the holders of the RPR units related to the Beer League and TV: the Movie projects were repaid $980,000 and $450,000, respectively, from advances received from the domestic and foreign distributors of the film projects. In March 2008, the holders were also repaid an additional $172,000. The payments to the holders are recorded as a reduction of the ‘‘Minority Interest’’ included in the accompanying consolidated balance sheet. In

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

accordance with agreements from the distributors of these films, the Company is scheduled to receive approximately $360,000, in 2008, which will be principally available for distribution to the RPR holders, net of certain film project expenses.

The Company has guaranteed the repayment of one investor’s investment of $2.7 million in the RPR’s plus its preferred return of $540,000. The investor has the right to enforce the guaranty at any time commencing in June 2007, or earlier under certain circumstances. The Company also granted the investor a security interest in the Company’s rights and interests in the related film projects and to escrow a maximum of 900,000 shares of its common stock as further security for repayment of the obligation. In the opinion of management, the future revenue streams from the films produced through the financing from this private placement indicate that it is unlikely that the investor will be fully repaid from the films’ cash flow and the Company is in discussions with the investor as to the means to liquidate the obligation which is approximately $2.5 million as of December 31, 2007.

During June 2005, the Company entered into a joint venture operating agreement for the purpose of arranging, developing and producing film, television, music, publishing and related properties to be acquired by the joint venture including certain properties contributed by the other joint venture partner. The Company was required to make contributions of $748,000 over a 2 year period, of which the Company contributed $401,000 through June 30, 2007 (net of repayments of $98,000) all which was expensed as incurred. As of June 30, 2007, the Company, in accordance with the terms of the original operating agreement, terminated its participation in the venture. The termination resulted in an loss of $25,000.

A summary of activity for minority interests related to film projects during the years ended December 31, 2006 and 2007 are as follows:

	Beer League/ TV: the Movie	Live Mansion: the Movie	Total
Opening balance – January 1, 2006	$4,708,000		$4,708,000
Add: Sale of RPT’s, net of fees	809,000	$1,009,000	1,818,000
Less: Distribution to investors	(450,000)		(450,000)
Allocation of impairment reserve	(844,000)	—	(844,000)
Ending balance – December 31, 2006	4,223,000	1,009,000	5,232,000
Add: Sale of RPT’s net of fees		139,000	139,000
Less: Distribution to investors	(980,000)		(980,000)
Allocation of impairment reserve	(118,000)	—	(118,000)
Ending balance – December 31, 2007	$3,125,000	$1,148,000	$4,273,000

In 2004, the Company and other parties entered into an agreement to form and become members of Pledge This Holdings, LLC (‘‘PTH’’) which was formed to finance, produce and distribute a feature-length motion picture.  In order to induce a group of investors to invest in and make other accommodations to PTH, as well as, in partial consideration of its membership interest in PTH, the Company entered into an agreement to guarantee the repayment of the investors’ investment of $1 million if not recouped on or before June 30, 2005 and to pay interest on the investment. As further consideration, in 2004, the Company issued 1,000,000 shares of its common stock, fair valued at $510,000. In connection with PTH obtaining additional financing, in 2005, the Company’s membership interest was reduced to 10% and another investor agreed to participate in the guarantee of the aforementioned $1 million investment to a maximum of 80%. Prior to 2007 the Company paid to the investors $1,800,000 (of which 750,000 shares of the Company’s common stock were issued in lieu of cash) for interest and PTH repaid $420,000 from proceeds from the sale of domestic distribution rights for the film. In February, 2007, in full settlement of all claims arising from the investment the investors received $600,000 from PTH and the Company issued 768,306 shares of its common stock for the interest due amounting to $144,000.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 6.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

	2006	2006
Trade payables	$1,873,000	$1,797,000
Professional fees	1,692,000	1,522,000
Wages and consulting fees	1,163,000	810,000
Taxes, principally payroll related	392,000	402,000
Dividends payable	115,000	115,000
	$5,235,000	$4,646,000

Note 7.    Accrued Litigation and Judgments Payable

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against the Company and a former officer/director, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, the Company agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on the unpaid balance from September 25, 2005 payable on September 30, 2009. As December 31, 2007, the Company’s obligation amounted to $196,525, including accrued interest and was in compliance with the agreement.

Dewayne Layfield

In April 2005, Dewayne Layfield, a holder of a note payable from a former subsidiary of the Company, arising from a previous settlement agreement, instituted a second arbitration proceeding against the Company seeking to recover $172,000 plus attorneys’ fees and costs. In September 2006, the Company and Layfield entered into a settlement agreement and the Company paid Layfield $170,000.

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

In December 2006, Mosley filed a motion to restore the judgment as a result of a breach of the settlement because of alledged non compliance to the settlement including the decision to exit the boxing business. On September 26, 2007, after a hearing on the merits, the United States District Court found in favor of Mosley and entered a judgment in the amount of $529,368 against the Company. In October 2007, the Company and the Company’s former President entered into a settlement agreement with Mosley and the Company paid $250,000 towards the settlement. In addition, the Company and the Company’s former President agreed to waive any indemnification or contribution rights against the other related to this matter. The Company funded its payment of $250,000 from the proceeds of short-term bridge loans. As consideration for the short-term loans the Company issued 125,000 shares of common stock. The Company had recorded as a liability $565,000 for this matter and as a result of the settlement recorded a gain of $315,000 in the fourth quarter 2007.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Ahanchian

In 2007 Amir Cyrus Ahanchian brought an action in the Federal Court against the Company and the Company’s distributor of National Lampoon’s TV: the Movie alleging copyright infringement pertaining to apparent similarities that exist between screenplays and plot ideas used for TV: the Movie. The plaintiff claims to have been one of the pivotal writers for the film. The complaint contains four causes of action: (i) copyright infringement: (ii) unfair competition pursuant to the Lanham Act: (iii) breach of implied contract: and (iv) declaratory relief.

The Copyright Act provides for monetary remedies based upon actual damages; statutory damages and defendants’ profits. These remedies are alternatives and not cumulative. The Act allows the copyright holder to recover for lost revenues and diminution in the work’s market value caused by infringement so long as the copyright owner can establish with reasonable probability the existence of a casual connection between the infringement of the defendant and some loss anticipated revenue. Plaintiff may recover direct as well as indirect profits. If the plaintiff elects to recover statutory damages, the Court must award damage in an amount not less than $750 and not more than $30,000 for any work subject to the discretion of the trial court which could in this matter aggregate $330,000.

As of April 14, 2008, discovery in this matter has just begun. In the opinion of management based upon the advice of counsel, given the availability of insurance, the liability to the Company, if any, will not be material.

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

National Sports Partners

In May 2003, National Sports Partners (‘‘NSP’’), the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, the Company reached an agreement with NSP in which NSP agreed to forbear from furtheraction against us in exchange for full payment over time of $239,000, plus deferred interest. The Company paid only $65,000 of such amount. In November 2006, NSP was awarded a judgment in the amount of $256,000 plus interest. As of December 31, 2007, the Company’s recorded liability for this matter is $191,000, including accrued interest.

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa, commenced an action against the Company and our former President, alleging that the Company breached an agreement to share certain profits related to certain boxers. In February 2003, the Company agreed to pay $580,000 which is included in accrued litigation and judgments payable as of December 31, 2007 since the Company has not made any payments pursuant to the settlement agreement.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company (‘‘Chase’’) obtained a judgment in the amount of $95,000 against the Company’s former President and the Company in connection with the Company’s default on an outstanding note. In May 2004, Chase agreed to allow the Company to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance onthis obligation at December 31, 2007 amounted to $88,000, including accrued interest. The Company is not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which the Company has entered into settlements in prior years for which the Company has not made the required payments. In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from all of the above matters. As of December 31, 2007, the Company had accrued $1.3 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

Note 8.    Notes and Loans Payable

Notes and loan payable includes accrued interest (4.9% — weighted average) of $443,000. The notes and loans are principally due on demand or past due their original terms.

During 2007 and 2006, the Company borrowed $881,000 and $1.1 million, respectively and repaid the note holders $498,000 and $255,000, respectively. In connecton with these loans, the Company issued the holders 297,500 shares of common stock. During 2007 and 2006, the holders of $772,000 and $1.0 million of notes payable, including accrued interest, respectively, converted the indebtedness into 680,339 and 436,072 shares of common stock, respectively. The Company recorded a loss on the beneficial conversion of $108,000 (2007) and $152,000 (2006).

Note 9.    Transactions with Related Parties

Due to related parties at December 31, 2007 and 2006 includes Company obligations to the Company’s President for advances made on the Company’s behalf, including accrued interest. During 2006 the President made advances of $76,000 and was repaid $11,000 (2007) and $71,000 (2006). The advances are unsecured, have no specific terms, conditions or maturities.

In 2003, the Company entered into a consulting agreement with an entity co-owned by Jeremy Dallow, now the Company’s President, which had an expiration date of April 30, 2008. As compensation the Company issued 700,000 shares of its common stock valued at $560,000 which was recorded as deferred compensation in 2003. Amortization expense related to this agreement of $224,000 was charged to operations in 2006. In connection with entering into an employment agreement with the Company in June 2006, Dallow and the Company agreed to terminate the consulting agreement.

The above mentioned company also advanced $272,000 for payments to the Company’s trade and other vendors during 2006, all of which was repaid during that year. The entity was also compensated $64,000 for assistance in connection with certain financing transactions during 2006.

During 2007 the Company borrowed $117,000 from a consultant to the Company and co-owner of the Company mentioned above. The note is payable on demand without interest.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During 2007, the Company provided web/development services to a company for which the Company’s Executive Vice President and Chief Financial Officer also serves as the Chief Financial Officer. The Company recorded net revenues of $81,000 for the year for the services.

In April and October 2006, the Company entered into 4 agreements with Cedric Kushner, the Company’s former President which provided, among other matters, the following:

•	Kushner released the Company from all indebtedness owned to him ($263,000, plus accrued interest);

•	The Company indemnified Kushner for any liability resulting from his service as a director or officer, subject to the limitations of the Delaware corporate statute, and for any Company obligations that he guaranteed personally;

•	The Company subleased its headquarters to a entity owned by Kushner, at the same rent payable by Company to the landlord;

•	The Company transferred its rights to its library of boxing videos to Kushner for $250,000; and

•	Kushner will consult with the Company with respect to the promotion of David Tua, a boxer and assume the liability for all expenses incurred in connection with the promotion of Tua in exchange for an assignment of the proceeds otherwise payable to the Company. The Company is entitled to certain payments if Tua wins certain titles; and

•	The Company is to settle or defend against the claims by two of the participants in an exclusive promotional agreement with Tua.

The Company utilized the proceeds of this transaction to pay the amount due in connection with the deferred settlement described below. As a result of the settlements with Kushner the Company recorded a gain of $529,000 in 2006 (included in the ‘‘gain from transactions with related parties’’) as result of the release of indebtedness to Kushner as well as relief from the obligations to two of the participants in the Tua arrangement who were not guaranteed a recoupment.

Also in April 2006, the Company sold 293,750 shares of common stock for $376,000 to an entity which also purchased a substantial portion of Kushner’s shares of the Company’s common stock and 117,188 shares for $150,000 pursuant to a private placement. The Company’s new President also purchased all of Kushner’s shares of Series D preferred (339,788.66 shares) after the Company’s Board of Directors removed the liquidation preference contained in the original designation. In February 2006, the new President also purchased all the Series D preferred shares (59,963.34 shares) held by the other holder of these shares.

In, 2006, the Company recorded a gain of $1.5 million as a result making the final payment related to an agreement entered into November 2005 with Livingston Investments, LLC (‘‘Livingston’’) and the Mackin Charitable Remainder Trust (the ‘‘Mackin Trust’’) to settle certain obligations aggregating $1,533,000, including accrued interest, as well as sums due and/or payable in the future by the Company to Livingston ($1,562,000 based upon the present value of the obligation) pursuant to a certain ten year consulting agreement. Pursuant to the agreement, the Company paid the following amounts and issued the following securities in settlement:

•	$400,000 in cash in installments, of which the balance of $257,000 was paid in April 2006 from the settlement with the Company’s former President;

•	ten (10) year warrants to purchase an aggregate of 750,000 shares, exercisable at $1.00 per share, 150,000 of which vest on an annual basis which began in 2006; and

•	80,000 shares of common stock.

In addition, the Company granted to an affiliate of Livingston the exclusive right to license the electronic media rights to the boxing libraries owned by the Company throughout the world

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(excluding the United States) for a three (3) year period. The assets and obligations related to this license were transferred to the Company’s former President in connection with the transaction described above.

Livingston and the Mackin Trust as a part of the settlement also agreed to pay the Company an amount equal to the proceeds from the sale, if any, by another affiliate of Livingston of 66,658 shares of the capital stock in M.P.I. Media Partners International BV, a Netherlands company engaged in television rights management as well as sponsorship and advertising rights management.

Note 10.    Stockholders’ Deficiency

Effective at 5:00 PM EDT on October 9, 2007, the Company affected the reverse stock split approved by the shareholders in January 2007 of its outstanding common stock on a one-for-ten basis.

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

Series D Preferred Stock

The Series D preferred stock, par value $0.01 per share have no right to receive dividends but are entitled to vote together with the Company’s common stockholders, with each share of Series D preferred stock having 5 votes. In April 2006, the Board eliminated the liquidation preference.

Series E Convertible Preferred Stock

The Series E convertible preferred stock, par value $0.01, has a liquidation preference of $360 per share and is convertible into 100 shares of common stock, subject to adjustment upon specified events. In 2007 and 2006, the holders of 180 and 447 shares of the Series E preferred stock, respectively, converted their preferred shares into 180 and 447 shares of common stock, respectively.

Common Stock

Common stock issuances in addition to those issued in connection with the conversion of outstanding indebtedness and preferred stocks mentioned elsewhere during 2007 and 2006 were as follows:

During 2007 the Company issued common stock in connection with private placements as follows:

(1)	The Company issued 23,000 shares of common stock in connection with a private placement at $1 per share together with warrants to purchase 23,000 shares of common stock at $1 per share for $225,000. The Company also issued 120,000 shares of common shares related

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

to the same offering which had begun in the prior year. As of December 31, 2006, the net proceeds from these transactions were classified as ‘‘obligations for common stock to be issued’’, in accordance with the subscription agreement which allowed for the delay in the issuance of the shares subject to the above mentioned approval by the Company’s stockholders of an increase in the authorized number of shares.

(2)	During April 2007, the Company issued 73,334 shares of common stock in connection with a private placement at $1.50 per share together with warrants to purchase 36,667 shares of common stock at $1.50 per share.

(3)	In July 2007, the Company initiated a private offering of units consisting of shares of common stock and warrants to purchase its common stock at an offering price of $25,000 per unit for up to 42.5 units plus an over-allotment option of .8 units. Each unit consisted of 25,000 shares of common stock and warrants to purchase 12,500 shares. The warrants have an exercise price of $1 per share are exercisable for cash for a period of three years. The terms of the offering provided that the first $1.5 million of net proceeds raised were immediately available to the Company for working capital purposes. Additional proceeds were restricted for settlement of indebtedness. The shares, including those exercisable upon exercise of the warrants, are subject to piggyback registration rights. The Company received $630,000, net of fees, in connection with the offering and terminated the offering.

(4)	In December 2007, the Company initiated a private offering of units consisting of 156,250 shares of common stock at an offering price of $25,000 per unit for up to 120 units. The terms of the offering provided that the net proceeds raised were immediately available to the Company for working capital purposes. During December 2007, the Company closed on 3,906,250 shares and received $625,000. Subsequent to December 31, 2007, the Company received an additional $765,000, for 4,781,250 shares in connection with this offering. The offering terminates May 31, 2008.

During 2006, the Company sold 744,896 shares of common stock, in private placements at prices ranging from $1.20 to $2.00 per share together with warrants to purchase 92,500 shares of common stock at prices ranging from $1.00 to $3.00 per share. Additionally, in 2006, the Company sold 1,205,000 shares of common stock, in private placements at $1.00 per share together with warrants to purchase 1,205,000 of common stock at $1.00 per share, for $1,087,500, net of finders’ fees of $117,500. The net proceeds were classified as ‘‘obligations for common stock to be issued’’ in the accompanying consolidated balance sheet as of December 31, 2006 in accordance with the subscription agreement which allowed for the delay in the issuance of the shares subject to the approval by the Company’s stockholders of an increase in the authorized number of shares. On January 25, 2007, the Company’s stockholders approved an increase in the authorized number of shares to 300 million and, accordingly, in February 2007, the Company issued all shares sold subject to the approval.

The Company has outstanding stock options, warrants, convertible securities and other contingent obligations, all of which could require the Company to issue common stock in a number which exceeded the authorized amount prior to an increase approved by the shareholders. In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the lack of a sufficient number of authorized shares to meet the Company’s obligations to issue common shares resulted in a requirement to account for certain of the Company’s outstanding securities as liabilities. Accordingly, during 2006 and through January 25, 2007, the Company reclassified certain outstanding warrants and options as derivative liabilities for financial statement reporting, which were marked to fair value periodically pursuant EITF 00-19. The Company valued these options and warrants utilizing the Black-Scholes method of valuation resulting in a reclassification from stockholders’ equity of $3.2 million as of December 31, 2006, and, during 2007and 2006, the Company recorded a non-cash gain of $668,000 and $119,000, respectively, to reflect the associated change in fair value of the

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

warrants during the period. In January 2007, as a result of the stockholder approval of the increase in authorized number of common shares, the liability was reclassified to equity.

Warrants

A summary of warrant activity for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance – beginning of year	4,472,149	$2.10	3,005,137	$2.60
Issued	772,767	1.02	2,027,500	1.20
Cashless exercise	(230,000)	1.37	(274,500)	1.00
Expired	(126,419)	6.03	(285,989)	3.40
Balance – end of year	4,888,497	$1.33	4,472,149	$2.10

Stock Options

A summary of the status of the Company’s options as of December 31 and changes during the year then ended is presented below:

	2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,051,900	$1.70	29,900	$6.20
Granted			3,155,000	1.70
Expired	(14,900)	14.30
Outstanding at end of year	3,170,000	1.70	3,184,900	2.90
Options exercisable at year-end	2,665,413	$2.90	2,303,643	$2.90
Weighted-average fair value of options granted during the year		$—		$1.90

The fair value of options granted during the 2006 was $6.0 million

The following table summarizes information about stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise
$1.00	1,980,000	8.5	$1.00	1,980,000	$1.00
$2.00 to $2.60	227,500	8.0	2.00	133,750	2.00
$3.00 to $3.80	955,000	8.5	3.00	559,148	3.00
$10.20 to $14.40	7,500	0.8	12.03	7,500	12.03
$1.00 to $14.40	3,170,000	8.4	$1.70	2,680,398	$1.50

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The weighted average contractual term of exercisable option outstanding at December 31, 2007 was 8.4 years.

	Number Outstanding	Weighted-Average Fair Value at Grant Date		Weighted-Average Contractual Life
Non-Vested shares at December 31, 2005	—	$	.—	—
Options Granted – including to a consultant (7,000,000 shares)
Options Vested	2,680,398		$1.50	8.4
Non-Vested shares at December 31, 2006	489,600		$2.81	8.4

As of December 31, 2007, there was approximately $1.9 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of years. The total fair value of shares vested during December 31, 2007 was $4.1 million.

Deferred Compensation

Deferred compensation represents the unamortized portion of the fair value of warrants issued in connection with consulting arrangements ($845,000 — 2007 and $3.3 million — 2006).

On January 5, 2007, the Company amended an existing consulting agreement with a consultant to expand the consultant’s role with the Company to that of Chairman of Ckrush Digital Media, Inc., one of the Company’s subsidiaries. The term of the consulting agreement was extended through December 31, 2008, subject to either party’s right to terminate sooner for any reason. The Company agreed to issue to the consultant an aggregate of 400,000 shares of common stock in equal quarterly installments over the remaining two year term of the agreement. In accordance with the amendment, the Company issued 50,000 shares and charged operations $315,000 for the issuance of the shares during 2007. In October 2006, the Company had originally engaged the consultant for a term of 17 months to assist in defining and communicating the Company’s message; identifying strategic areas of growth and potential acquisition candidates; introducing potential business development partners and capital sources; assisting with negotiations and due diligence principally related to our internet initiatives; and such other matters as we agree upon with him. The Company agreed to issue him fully vested warrants to purchase 11,764 shares of common stock per month over the term of the agreement, for an aggregate of 200,000 shares. The warrants are exercisable at $1.00 per share through October 11, 2011. The consultant will also get a fee equal to 5% of the net revenue generated from his introductions. The grant of the warrants will be accelerated in certain circumstances specified in the consulting agreement. The issuance of the warrants was valued at $300,000 using the Black-Scholes fair value based method and for financial reporting purposes was treated as deferred compensation and will be amortized over the life of the agreement.

In January 2007 the Company also entered into a two year agreement with a consultant to provide general consulting services to the Company. The Company agreed to issue to the consultant 250,000 restricted shares of common stock in exchange for the various services to be provided.

On April 24, 2006, the Company engaged an investor relations firm to provide marketing and financial public relation services. The initial term of the agreement was 12 months with a monthly fee of $12,500. In addition, the firm was issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share. The warrants were immediately exercisable and expire on April 24, 2009. In August 2006, the Company and the investor relations firm agreed to terminate the agreement. The fair value of the warrants ($1.0 million), calculated utilizing the Black-Scholes fair value based method was charged to expense in 2006..

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 11.    Income Taxes

At December 31, 2007, the Company had net operating loss carryforwards for Federal tax purposes of approximately $47 million, which are available to offset future taxable income, if any, through 2027. Under Federal Tax Law IRC Section 382, certain significant changes in ownership of the Company, including the reverse merger transaction of 2002, may restrict the future utilization of these tax loss carryforwards.

At December 31, 2007 and, the Company had a deferred tax asset of approximately $18.8 million and $18 million representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $5 million.

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

As of January 1, 2007, the Company has two reportable segments related to entertainment: content and distribution. The entertainment content segment activities consist of development and production of digital and filmed content for global distribution to all media platforms including the internet. The entertainment distribution segment includes our activities related to the development and maintenance of websites, online communities and technology platforms that allow users to electronically create and publish content, including video, share that content with others and/or connect with others based upon common interests. In 2008, the Company intends to introduce Ckrush Social, a marketing agency, to assist brands to communicate effectively with consumers through social media applications. In prior years the Company was also a promoter of professional boxers and boxing events which was a separate segment for financial reporting purposes.

Revenue from the domestic distributor for the film released each year accounted for 46.0% and 91.1% of the revenues for 2007 and 2006, respectively.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2007				2006
	Consolidated	Entertainment	Digital	Consolidated	Entertainment	Sports
Net revenues	$1,087,475	$750,366	$337,109	$1,646,278	$1,646,278	$—
Operating costs and expenses
Cost of revenues	1,096,427	936,924	392,503	3,130,110	3,130,110	—
Depreciation and amortization	213,624	19,925	193,699	44,496	28,871	15,625
Impairment charges	233,000	233,000		914,975	914,975	—
Minority interest	(118,600)	(118,600)		(843,313)	(843,313)
Gain on sale of exclusive promotion agreement				(81,852)	—	(81,852)
	1,424,451	838,249	586,201	3,164,416	3,230,643	(66,227)
Segment profit/(loss)	(336,976)	$(87,883)	$(249,093)	(1,518,138)	$(1,584,365)	$66,227
Less: Corporate and unallocated shared expenses	7,162,885			12,589,915
Interest expense	466,330			521,040
Change in fair value of derivative liability	(667,677)			(118,531)
Loss on issuance of common stock for debt oblligations Settlement costs	103,476			622,755
Gain on reductions in obligations	(445,101)			(1,345,808)
Gain on litigation settlement	(315,193)
Gain on settlement with related parties				(2,007,408)
Other				(20,709)
Net loss	$(6,641,696)			$(11,759,392)

Note 13.    Other Matters

The Company recorded gains from the reduction in obligations of $445,000 and $1.3 million in 2007 and 2006, respectfully. The obligations principally related to activities of the Company’s predecessors and in the opinion of Company’s counsel as a result of the passage of time cannot be legally enforced against the Company.

In February 2006, the Company assigned its exclusive promotional agreement with a boxer for $140,000. In addition, if the boxer wins a major bout during the term of the agreement the Company is entitled to an additional payment of $250,000. Subsequently, the fighter achieved a major title win; however, the Company only received a partial payment towards the $250,000. As a result of these transactions, the Company recorded a gain of $82,000 and has not recorded the unpaid portion due to the uncertainty as to its collection. In March 2008, the Company received a payment of $57,000.

The Company has entered into employment agreements with its key executives. These employment agreements include provisions for, among other things, annual compensation, bonus arrangements and stock option grants. These agreements also contain provisions related to severance terms and change of control provisions. On June 28, 2007, our chief executive officer voluntarily resigned his officer position and as a member of our Board of Directors. In accordance with a Termination and Separation Agreement with the officer, the Company agreed to pay back salary of $345,000 through the issuance of shares of common stock, and agreed to retain him as a consultant through February 17, 2009 for annual compensation of $63,000. The Company is renegotiating this agreement.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company leases its headquarter facilities in New York and offices for digital media operations in Boca Raton. Minimum annual lease payments are approximately, $142,000 for 2008 and $37,000 for 2009. Rent expense for 2007 and 2006 was $132,000 and $97,000 (net of sub rental amounts of $41,000), respectively.

Note 14.    Subsequent Events

Subsequent to December 31, 2007, the Company issued 230,000 shares of common stock to a consultant primarily for the development and implementation of a marketing program for the Compnay to increase investor awareness. The Company recorded a charge during this period of $69,000 based upon the market value of the share issued.

On March 13, 2008 the Board of Directors of the Company authorized a change in the strike price for all then outstanding warrants (4,888,496) to $.20 for a 60 day period to begin March 24, 2008 to encourage warrant holders to immediately exercise in order to provide additional working capital. In addition, the Board authorized the repricing of all outstanding stock options (3,170,000) to $.05.