Form 10-Q
period 2008-03-31
CKRUSH, INC.
filed 2008-05-20
CIK 1064539

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-51127

CKRUSH, INC.

(Exact name of Registrant as specified in its charter)

Delaware	65-0648808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

336 West 37th Street New York, NY	10018
(Address of Registrant’s principal executive offices)	(Zip Code)

(212) 564-1111

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of May 19, 2008, there were outstanding 24,062,641 Common Shares, $.01 par value per share, of the Registrant.

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash	$123,533	$144,188
Accounts receivable	552,068	729,624
Prepaid expenses and other assets	36,315	36,315
Film costs	237,297	237,297
Property and equipment – net	76,007	82,770
Websites – net	375,833	427,083
Goodwill	813,049	813,049
Total Assets	$2,214,102	$2,470,326
Liabilities and Stockholders’ Deficiency
Accounts payable and accrued expenses	$5,221,967	$5,235,084
Accrued litigation and judgments payable	1,279,550	1,307,050
Notes and loans payable, including accrued interest	2,191,895	2,284,653
Due to related parties	82,395	83,878
Deferred revenues	118,995	111,435
Minority interest	4,101,123	4,273,123
Commitments, Contingencies and Other Matters
Stockholders’ Deficiency
Series D, $.01 par value, authorized 399,752 shares, 399,752 shares issued and outstanding	3,998	3998
Series E, $.01 par value, authorized 14,000 shares, 750.4 shares issued and outstanding (liquidation preference of $273,744)	8	8
Common stock, $.01 par value, authorized 300,000,000 shares 21,328,899 and 16,786,349 shares issued and outstanding	213,289	167,863
Additional paid-in capital	57,825,174	56,697,511
Accumulated deficit	(68,105,121)	(66,764,093)
Deferred compensation	(634,171)	(845,184)
Treasury stock, at cost – 104,784 shares of common stock	(85,000)	(85,000)
Total Stockholders’ Deficiency	(10,781,823)	(10,824,897)
Total Liabilities and Stockholders’ Deficiency	$2,214,102	$2,470,326

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues	$96,638	$871,625
Operating costs and expenses
Cost of revenues	93,818	752,069
General and administrative	1,316,360	1,900,413
Depreciation and amortization	58,013	39,584
Gain on sale of exclusive promotion agreements	(57,000)
Impairment charges	—	46,667
	1,411,191	2,738,733
Loss from operations	(1,314,553)	(1,867,108)
Other income (expenses)
Interest and financing expense – net	(25,188)	(71,699)
Interest expense – related parties	(1,287)	(1,250)
Change in fair value of derivative liability	—	667,677
Loss on issuance of common stock for debt obligations	—	(46,549)
	(26,475)	548,179
Net loss	$(1,341,028)	$(1,318,929)
Net loss per common share (basic and diluted)	$(0.07)	$(0.13)
Weighted average number of common shares outstanding (basic and diluted)	20,187,744	10,209,957

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

	Preferred Stock				Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Treasury Stock		Total Stockholders’ Deficiency
	Series D		Convertible Series E
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance – December 31, 2007	399,752	$3,998	750	$8	16,786,349	$167,863	$56,697,511	$(66,764,093)	$(845,184)	(10,478)	$(85,000)	$(10,824,897)
Issuance of common stock
inconnection with:
Private placements – net of expenses					4,312,550	43,126	575,382					618,508
Consulting arrangements					230,000	2,300	66,700					69,000
Compensation expense – employee stock options							417,081					417,081
Repricing of consultants’ options							68,500		(68,500)			—
Amortization of deferred compensation									279,513			279,513
Net loss								(1,341,028)				(1,341,028)
Balance – March 31, 2008	399,752	$3,998	750	$8	21,328,899	$213,289	$57,825,174	$(68,105,121)	$(634,171)	(10,478)	$(85,000)	$(10,781,823)

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(1,341,028)	$(1,318,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,013	39,584
Non-cash compensation expense	765,594	1,220,119
Gain on sale of exclusive promotion agreements	(57,000)	—
Impairment charges	—	11,667
Loss on issuance of common stock for debt obligations	—	46,549
Change in fair value of derivative liability	—	(667,677)
(Increase) decrease in operating assets:	—
Accounts receivable	177,556	(137,783)
Film costs – net	—	668,805
Prepaid expenses and other assets	—	(2,116)
Restricted cash	—	48,397
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(13,117)	(1,015)
Accrued litigation and judgments payable	(27,500)	(40,000)
Accrued interest	27,529	75,586
Deferred revenues	7,560	(369,603)
Net Cash Used In Operating Activities	(402,393)	(426,416)
Cash Flows From Investing Activities
Acquisition of Trisoft and Audiostreet	—	(600,000)
Purchases of property and equipment	—	(15,656)
Proceeds from sales of exclusive promotional agreements	57,000	—
Net Cash Provided By (Used In) Investing Activities	57,000	(615,656)
Cash Flows From Financing Activities
Proceeds from issuance of:
common stock	618,508	225,000
notes and loans payable	130,000
notes payable – related party	—	67,000
Repayment of production interests	(172,000)	(570,000)
Repayment of notes and loans payable – other	(249,000)	—
Repayment of notes and loans payable – related parties	(2,770)	—
Net Cash Provided From (Used In) Financing Activities	324,738	(278,000)
Net Increase(Decrease) In Cash	(20,655)	(1,320,072)
Cash – Beginning of Period	144,188	1,504,572
Cash – End of Period	$123,533	$184,500
Supplemental Disclosures:
Non-cash investing and financing activities:
Issuance of common stock in connection with:
consuting arrangements	$69,000
commons shares to be issued		$1,312,500
acquisition of Trisoft and AudioStreet		800,000
conversion of notes and loans payable		415,174
settlement of other obligations		158,666
compensation		130,000
cashless exercise of warrants		6,876

See notes to condensed consolidated financial statements

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Description of Business

Ckrush, Inc. and subsidiaries (the ‘‘Company’’) is an entertainment and interactive media group that seeks to be at the forefront of the convergence of entertainment content with social media, online communities and digital technology. The Company produces feature films and other content and develops and maintains web sites, including online communities, primarily geared towards young adults 18-34. . The Company’s fully interactive online communities include ‘‘LiveMansion.com’’ (http://www.livemansion.com/), ‘‘AudioStreet.net’’ (http://www.audiostreet.net/) and ‘‘MixStreet.net’’ (http://www.mixstreet.net/). The Company also is helping brands to communicate effectively with consumers through social media applications. The Company’s feature film productions include ‘‘Beer League,’’ starring Artie Lange, and ‘‘National Lampoon’s TV the Movie,’’ starring Steve O and Wee Man of ‘‘Jackass’’ fame; and ‘‘National Lampoon’s Pledge This,’’ starring Paris Hilton. The Company’s services also include website design, development, hosting, advertising and media placement.

Note 2.    Basis of Presentation

The Company has incurred net losses of $1.3 million during the three months ended March 31, 2008, and $6.6 million and $11.8 million during the years ended December 31, 2007 and 2006, respectively. The Company’s obligations under notes and loans are past due their original terms or principally due on demand, and, in addition, the Company may not be in compliance with certain of trade debt as well as its past settlements including legal judgments. Further, the Company had a stockholders’ deficiency of $10.8 million at March 31, 2008.

Historically, the Company has successfully obtained external financing through borrowings and private placements of equity and thus, the Company hopes to remedy these possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of its obligations. However, if the Company’s creditors are unwilling to continue to refrain from demanding compliance by the Company to payment terms for its indebtedness, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations. While officers of the Company have provided loans to the Company in the past we have no commitments from them to do so in the future.

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

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire of fiscal year any other period. These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2007 filed on Form 10-KSB on April 15, 2008.

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

Website Development Expenses

The Company’s websites are comprised of various features, which contribute to the site’s overall functionality. The Company will capitalized costs incurred for the production of computer software that generates the functionality once technological feasibility is established and it is determined that such costs should be recoverable against future revenues. Website development costs incurred prior to the determination that the product is technologically feasible, as well as maintenance costs for

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

established products, are expensed as incurred. As of March 31, 2008, the Company has not capitalized any costs incurred for website development, except for amounts allocated to websites in connection with the acquisition describe in Note 4.

Stock Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No.123R, Share-Based Payment (SFAS 123R), which requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the requisite service period. Non cash compensation expense accounted for under FAS No. 123 (R) was $766,000 and $1,220,000, including amortization of deferred compensation, for the three months ended March 31, 2008 and 2007, respectively. The increase in the 2008 period reflects the charge associated with the Board of Directors approval of the resetting the exercise price for existing employee stock options in March 2008.

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

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options — 3,167,500 (2008) and 3,170,0000 (2007) and warrants — 4,774,246 and 4,560,299 (2007)) are anti-dilutive.

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

The results of operations of the acquired businesses are included in the results of the Company since the date of acquisition. Pro forma results of operations for 2007 are not presented as the impact of the acquisition on the Company’s results of operation prior to the acquisition was not material.

Note 5.    Film Costs and Minority Interests

Film costs principally consist of production costs for TV: the Movie, which was released for the home marketplace during 2007. The reduction in film costs during the three months ended March 31, 2007 of $669,000 related to the amortization of the TV: the Movie production costs to cost of sales. Management anticipates that the remaining costs as of March 31, 2008 will be fully amortized within the fiscal year through either amortization of costs as a result of sales of additional foreign rights or through impairment reserves, if such sales are not realized .

In July 2006, the Company announced that it would produce ‘LiveMansion: The Movie which is being cast online by members of the LiveMansion.com social networking community. To assist in the financing of the movie, the Company sold minority ownership interests for which the investors are entitled to a return of 100% of the purchase price plus a 20% preferred return to the extent of available cash flow from the film. The Company received approximately $1.1 million, net of expenses for the interests sold prior to 2008. The Company is permitted to use the proceeds from the sale of minority interests for working capital purposes prior to use for production of the film. As of December 31, 2007, the Company utilized approximately $823,000 for working capital needs and used $320,000 in the promotion of the film project. No additional amounts have been expended on the production or for working capital during the three months ended March 31, 2008.

During 2005 and 2006, the Company through a private placement offering pursuant to which two of the Company’s subsidiaries sold and issued an aggregate of approximately 86 units of revenue participation rights (‘‘RPRs’’) in film projects for an purchase price of approximately $5.5 million representing minority ownership interests in the subsidiaries. To the extent of available cash flow from the Company’s subsidiaries, the RPRs entitle the investors to a return of 100% of their respective purchase price plus a 20% preferred return and an aggregate 15% interest in the residual cash flow. The holders of the RPR units related to the Beer League and TV: the Movie projects have been repaid $1.6 million (including $172,000 repaid in March 2008) from advances received from the domestic and foreign distributors of the film projects. In May 2008, the holders were also repaid an additional $90,000. The payments to the holders are recorded as a reduction of the ‘‘Minority Interest’’ included in the accompanying consolidated balance sheet. In accordance with agreements from the distributors

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

of these films, the Company is scheduled to receive approximately $265,000, during the remainder of 2008, which will be principally available for distribution to the RPR holders, net of certain film project expenses.

The Company has guaranteed the repayment of one investor’s investment of $2.7 million in the RPR’s plus its preferred return of $540,000. The Company also granted the investor a security interest in the Company’s rights and interests in the related film projects and to escrow a maximum of 900,000 shares of its common stock as further security for repayment of the obligation. In the opinion of management, the future revenue streams from the films produced through the financing from this private placement indicate that it is unlikely that the investor will be fully repaid from the films’ cash flow and the Company is in discussions with the investor as to the means to liquidate the obligation which is approximately $2.5 million as of March 31, 2008.

Note 6.    Accrued Litigation and Judgments Payable

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against the Company and a former officer/director, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, the Company agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on the unpaid balance from September 25, 2005 payable on September 30, 2009. As March 31, 2008, the Company’s obligation amounted to $169,000, including accrued interest. The Company is not in compliance with the agreement but is engaged in discussions for revisions to the payment terms.

Ahanchian

In 2007 Amir Cyrus Ahanchian brought an action in Federal Court in California against the Company and the Company’s distributor of National Lampoon’s TV: the Movie alleging copyright infringement pertaining to apparent similarities that exist between screenplays and plot ideas used for TV: the Movie. The plaintiff claims to have been one of the pivotal writers for the film. The complaint contains four causes of action: (i) copyright infringement: (ii) unfair competition pursuant to the Lanham Act: (iii) breach of implied contract: and (iv) declaratory relief.

The Copyright Act provides for monetary remedies based upon actual damages; statutory damages and defendants’ profits. These remedies are alternatives and not cumulative. The Act allows the copyright holder to recover for lost revenues and diminution in the work’s market value caused by infringement so long as the copyright owner can establish with reasonable probability the existence of a causal connection between the infringement of the defendant and some loss anticipated revenue. Plaintiff may recover direct as well as indirect profits. If the plaintiff elects to recover statutory damages, the Court must award damages in an amount not less than $750 and not more than $30,000 for any work subject to the discretion of the trial court which could in this matter aggregate $330,000.

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

The Company has filed answers denying any liability to First Equity and Nichols and raised numerous affirmative defenses. The Company believes it has valid defenses and is defending the claims.

National Sports Partners

In May 2003, National Sports Partners (‘‘NSP’’), the owner of Fox Sports Net Broadcast Service, commenced an action in California against us to collect approximately $239,000 for advertising time and production fees and costs for airing boxing events on Fox, plus interest, costs and attorney fees. In August 2004, the Company reached an agreement with NSP in which NSP agreed to forbear from further action against us in exchange for full payment over time of $239,000, plus deferred interest. The Company paid only $65,000 of such amount. In November 2006, NSP was awarded a judgment in the amount of $256,000 plus interest. As of March 31, 2008, the Company’s recorded liability for this matter is $191,000, including accrued interest.

Golden Gloves (PTY) Limited

On November 13, 2001, Golden Gloves (PTY) Limited, a boxing promoter based in Johannesburg, South Africa, commenced an action against the Company and our former President, alleging that the Company breached an agreement to share certain profits related to certain boxers. In February 2003, the Company agreed to pay $580,000 which is included in accrued litigation and judgments payable as of March 31, 2008 since the Company has not made any payments pursuant to the settlement agreement.

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company (‘‘Chase’’) obtained a judgment in the amount of $95,000 against the Company’s former President and the Company in connection with the Company’s default on an outstanding note. In May 2004, Chase agreed to allow the Company to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at March 31, 2008 amounted to $88,000, including accrued interest. The Company is not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which the Company has entered into settlements in prior years for which the Company has not made the required payments.

In the opinion of management, on the advice of counsel, the Company has made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from all of the above matters. As of March 31, 2008, the Company had accrued $1.3 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to contractual rights related to boxers and the promotion of boxing events (the Company’s former business), intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

CKRUSH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Unaudited)

Note 7.    Notes and Loans Payable

Notes and loan payable includes accrued interest (at rates ranging from none to 23%) of $458,000. During the quarter ended March 31, 2008, the Company borrowed $130,000 through short-term loans and repaid $249,000 to the holders.

The Company’s obligations under the notes and loans are past due their original terms or principally due on demand.

Note 8.    Related Party Transactions

Due to related parties at March 31, 2008 includes the Company obligations to the Company’s President, principally arising from a loan provided in a prior year, including accrued interest. The loan is unsecured, has no specific terms, conditions or maturities.

Note 9.    Stockholders’ Deficiency

Common Stock

In December 2007, the Company initiated a private offering of units consisting of 156,250 shares of common stock at an offering price of $25,000 per unit for up to 120 units. The terms of the offering provided that the net proceeds raised were immediately available to the Company for working capital purposes. During December 2007, the Company closed on 3,906,250 shares and received $625,000. During the three months ended March 31, 2008, the Company received an additional $619,000, for 4,312,550 shares in connection with this offering. The offering terminates May 31, 2008.

During the quarter ended March 31, 2008, the Company also issued 230,000 shares of common stock to a consultant primarily for the development and implementation of a marketing program for the Company to increase investor awareness. The Company recorded a charge during this period of $69,000 based upon the market value of the share issued.

Prior to 2008, the Company had outstanding stock options, warrants, convertible securities and other contingent obligations, all of which could have required the Company to issue common stock in a number which exceeded the authorized amount prior to an increase approved by the shareholders. In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the lack of a sufficient number of authorized shares to meet the Company’s obligations to issue common shares resulted in a requirement to account for certain of the Company’s outstanding securities as liabilities. Accordingly, during 2006 and through January 25, 2007, the Company reclassified certain outstanding warrants and options as derivative liabilities for financial statement reporting, which were marked to fair value periodically pursuant EITF 00-19. The Company valued these options and warrants utilizing the Black-Scholes method of valuation resulting in a reclassification from stockholders’ equity of $3.2 million as of December 31, 2006, and, during 2007, the Company recorded a non-cash gain of $668,000 to reflect the associated change in fair value of the warrants during the period. In January 2007, as a result of the stockholder approval of the increase in authorized number of common shares, the liability was reclassified to equity.

Note 10.    Income Taxes

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

The Company has two reportable segments related to entertainment: content and distribution. The content segment activities consist of development and production of digital and filmed content for global distribution to all media platforms including the internet. The distribution segment includes our activities related to the development and maintenance of websites, online communities and technology platforms that allow users to electronically create and publish content, including video, share that content with others and/or connect with others based upon common interests. The Company in 2008 introduced Ckrush Social, a marketing agency, to assist brands to communicate effectively with consumers through social media applications. In prior years the Company was also a promoter of professional boxers and boxing events which was a separate segment for financial reporting purposes.

	Three Months ended March 31,
	2008			2007
	Total	Distribution	Total	Distribution	Content
Net revenues	$96,638	$96,638	$871,625	$136,625	$735,000
Operating costs and expenses
Cost of revenues	$93,818	93,818	$752,069	74,164	677,905
Depreciation and amortization	$52,827	52,827	$35,218	35,218	—
Impairment charges	—	—	$46,667	—	46,667
	146,645	146,645	833,954	$109,382	$724,572
Segment profit/(loss)	(50,007)	($50,007)	37,670	$27,242	$10,428
Less: Corporate selling, general and administrative	1,316,360		1,900,413
Depreciation and amortization	5,186		4,366
Interest expense including to related parties	26,475		72,949
Other – net	(57,000)		621,128
Net loss	($1,341,028)		($1,318,929)

In 2008, the Company had no financial activity in the content segment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION AND CERTAIN CAUTIONARY STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ and elsewhere in our annual report on Form 10-KSB, filed on April 15, 2008 with the SEC.

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

Reportable Segments

We have two reportable segments related to entertainment: content and distribution. The entertainment content segment activities consist of development and production of digital and filmed content for global distribution to all media platforms including the internet. The entertainment distribution segment includes our activities related to the development and maintenance of websites, online communities and technology platforms that allow users to electronically create and publish content, including video, share that content with others and/or connect with others based upon common interests. In 2008, the Company introduced Ckrush Social, a marketing agency, to assist brands to communicate effectively with consumers through social media applications. In prior years the Company was also a promoter of professional boxers and boxing events which was a separate segment for financial reporting purposes.

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

Website Development Expenses

Our websites are comprised of various features, which contribute to the site’s overall functionality. We will capitalize costs incurred for the production of computer software that generates the functionality once technological feasibility is established and it is determined that such costs should be recoverable against future revenues. Website development costs incurred prior to the determination that the product is technologically feasible, as well as maintenance costs for established products, are expensed as incurred. As of March 31, 2008, we have not capitalized any costs incurred for website development, except for amounts allocated to websites in connection with the acquisition in 2007.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

The following represents a comparison of segment operating results for the quarter ended March 31, 2008 and 2007:

	2008	%	2007	%
Net revenues
Distribution	$96,638	100.0%	$136,625	15.7%
Content	—	0.0%	735,000	84.3%
	96,638	100.0%	871,625	100.0%
Cost of revenues and other costs
Distribution	146,645	151.7%	109,382	12.5%
Content	—	$0.00	724,572	83.1%
	146,645	151.7%	833,954	95.7%
Segment profit/(loss)
Distribution	(50,007)	−51.7%	27,242	3.1%
Content	—	$0.00	10,428	1.2%
	($50,007)	−51.7%	$37,670	4.3%

Net revenues decreased by $775,000 to $97,000 for the three months ended March 31, 2008 from $872,000 in the prior year period. The 2008 net revenues included only web development services revenues as compared to 2007 net revenues which included distribution fees earned principally from the release of our film production ‘‘TV: the Movie’’ ($710,000) and revenues earned from the newly acquired businesses related to web development services ($112,000).

Cost of revenues which relate to the production costs for filmed products and web development costs for both internal and external projects decreased by $687,000 to $147,000 for the quarter ended March 31, 2008, compared to $834,000 incurred in period year period as there was no new film release in 2008.

Corporate general and administrative expenses decreased by 30.7 % or $584,000, to $1.3 million for the quarter ended March 31, 2008, from $1.9 million in the prior year period. The decrease is principally attributable to the non cash compensation charges of $766,000 in the 2008 period as compared to $1.2 million in the 2007. Reductions in professional fees during the three months ended March 31, 2008 also contributed to the decrease in these expenses.

Other operating costs include depreciation and amortization of $58,000 offset by a gain from the sale of an exclusive promotion agreement of $57,000 versus depreciation, amortization and impairment charges aggregating $86,000 in 2007.

The loss from operations decreased $552,000 to $1.3 million during the three months ended March 31, 2008 from $1.9 million in the prior year period.

Prior to 2008, the Company had outstanding stock options, warrants, convertible securities and other contingent obligations, all of which could have required the Company to issue common stock in a number which exceeded the authorized amount prior to an increase approved by the shareholders. In accordance with Emerging Issues Task Force Issue 00-19 (‘‘EITF 00-19’’), ‘‘Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in, a Company’s Own Stock’’, the lack of a sufficient number of authorized shares to meet the Company’s obligations to issue common shares resulted in a requirement to account for certain of our outstanding securities as liabilities. Accordingly, during 2006 and through January 25, 2007, we reclassified certain outstanding warrants and options as derivative liabilities for financial statement reporting, which were marked to fair value periodically pursuant EITF 00-19. We valued these options and warrants utilizing the Black-Scholes method of valuation resulting in a reclassification from stockholders’ equity of $3.2 million, and, during 2007, we recorded a non-cash gain of $668,000 to reflect the associated change in fair value of the warrants during the period. In January 2007, as a result of the stockholder approval of the increase in authorized number of common shares, the liability was reclassified to equity.

Our net loss approximated $1.3 million for each period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. Additionally, we review our relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity. If the determination is made that we are the primary beneficiary, then the entity is consolidated in accordance with Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. (‘‘FIN’’) 46, ‘‘Consolidation of Variable Interest Entities’’. Investments in which we exercise significant influence, but do not control, are accounted for using the equity method of accounting. Investments in which there is no significant influence are accounted for using the cost method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

We incurred net losses of $1.3 million during the three months ended March 31, 2008, and $6.6 million and $11.8 million during the years ended December 31, 2007 and 2006, respectively. Our obligations under notes and loans are past due their original terms or principally due on demand, and, in addition, we may not be in compliance with certain of trade debt as well as our past settlements including legal judgments. Further, we had a stockholders’ deficiency of $10.8 million at March 31, 2008.

Historically, we have successfully obtained external financing through borrowings and private placements of equity and thus, we hope to remedy these possible defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of certain of our obligations. However, if our creditors are unwilling to continue to refrain from demanding compliance by us to payment terms for our indebtedness, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations. While our officers of have provided loans in the past we have no commitments from them to do so in the future.

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

These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. Our external auditors in their report on the Company’s consolidated financials as at and for the year ended December 31, 2007, included in our annual report on Form 10-KSB, filed April 15, 2008 with the SEC, also includes an explanatory paragraph which notes the ‘‘substantial doubt’’ about our ability to continue as a going concern.

Commitments and Contingencies

In prior years in connection with both our sports and entertainment operations, we guaranteed investors and other participants in our projects the return of their investments and in some cases with a preferred return. The accompanying unaudited condensed consolidated balance sheet includes provisions for amounts that in the opinion of management are due to investors and others under these arrangements.

We are of the opinion, based upon advice of counsel, that we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims described in Item 2 — Legal Proceedings. As of March 31, 2008, we had accrued approximately $1.3 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described in Item 2), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events, intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Cash Flows

At March 31, 2008, our cash position reflected a balance of $123,000, as compared to the $144,000 as of the beginning of the year.

Operating Cash Flows.    Our principal operating source of cash during the 2008 quarter was net revenues from our website development activities and collections related to content segment receivables. For the three months ended March 31, 2008, we continue to develop new business plans in all of our segments with limited staffing and resources. Accordingly, our revenues were significantly reduced since there were no new movie releases and the lack of financial resources prevented us from activating campaigns to attract potential customers to utilize our social networks as a branding tool. Our burn rate approximated $574,000 versus the net loss of $1.3 million due to non-cash charges related to options of $766,000 and $58,000 for depreciation and amortization. Changes in working capital items generated $172,000 of positive cash flow during the period.

Investing Cash Flows.    Cash provided from investing activities for the quarter ended March 31, 2008 was related proceeds of $57,000 received from the sale of an exclusive promotional agreement in a prior year.

Financing Cash Flows.    Net cash provided from financing activities for the quarter ended March 31, 2008 was $325,000 which consisted of net proceeds from the issuance of common stock ($619,000) and short-term borrowings of $130,000, net of repayments of production interests of $172,000 and repayments of notes and loans payable $252,000 (including a repayment to a related party of $3,000).

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

Item 3.    QUALITITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, our management carried out an assessment, under the supervision of and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008, because of the material weakness described below.

Our management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that our Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In performing its assessment of the effectiveness of our internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following control deficiency which represented a material weakness in our internal control over financial reporting as of March 31, 2008:

We did not maintain effective controls over segregation of duties. Specifically, the financial accounting and reporting personnel engaged by us had incompatible duties that allowed the creation, review, and processing of financial data without independent review and authorization. This control deficiency did not result in audit adjustments to our 2007 interim or annual financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

We are in the process of correcting the internal control deficiencies through ongoing remediation efforts. However, these efforts individually and in the aggregate were insufficient to fully eliminate the weakness that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Recent Developments Relating to Our Internal Control over Financial Reporting

We continue to implement enhancements and changes to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. For the most part, these remediation efforts began in 2006 with the appointment of the Chief Executive Officer and the Chief Financial Officer.

We will continue to enhance its financial and reporting competencies by developing its staff and consultants with appropriate continuing education programs. We recognize the importance of having staff with competencies required for the accurate interpretation of generally accepted accounting principles (GAAP); for having effective internal controls over financial reporting; and for establishing the appropriate policies and procedures to assure timely, accurate, and reliable information. Consequently, management has initiated the following programs that will continue to remediate those significant deficiencies identified in our 2006 assessment that were not resolved by March 31, 2008 and have been classified as a material weakness as of that date; however, additional staffing cannot be added due to the lack of adequate funding. In the alternative our continuing remediation includes: Implementing processes and procedures to perform the necessary analysis, critical review, approval, and reconciliation of journal entries and account balances; establishing procedures for period end cut-offs, enabling the Board of Directors Audit Committee to participate more actively in overseeing the accuracy and timeliness of disclosures made by us.

We recognize the importance of segregating duties in detecting and preventing fraud. We have already commenced the process and will continue to improve the manual controls surrounding segregation of duties to remediate the existing material weakness in a way that is commensurate with our organization and structure. As part of the ongoing remediation process, we will establish and improve upon the existing manual controls to segregate the duties associated with the creation, critical review, approval, and reconciliation of transactions related to the financial reporting process.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Designscape

In April 2005 Designscape, Inc. filed an action in New York State Supreme Court against us and James Di Lorenzo, former officer/directors, alleging breach of contract and misrepresentations with respect to an alleged oral agreement to provide goods and services in connection with the production and staging of a television series and seeking approximately $550,000 and unspecified damages. In September 2006, we agreed with Designscape to settle the matter. On September 18, 2006, we agreed to pay Designscape $300,000 in installments through March 31, 2009 with interest at 9% accumulating on unpaid balance from September 25, 2005 payable on September 30, 2009. As March 31, 2008, the Company’s obligation amounted to $169,000, including accrued interest. The Company is not in compliance with the agreement but is engaged in discussions for revisions to the payment terms.

Ahanchian

In 2007 Amir Cyrus Ahanchian brought an action in Federal Court in California against us and our distributor of National Lampoon’s TV: the Movie alleging copyright infringement pertaining to apparent similarities that exist between screenplays and plot ideas used for TV: the Movie. The plaintiff claims to have been one of the pivotal writers for the film. The complaint contains four causes of action: (i) copyright infringement: (ii) unfair competition pursuant to the Lanham Act: (iii) breach of implied contract: and (iv) declaratory relief.

The Copyright Act provides for monetary remedies based upon actual damages; statutory damages and defendants’ profits. These remedies are alternatives and not cumulative. The Act allows the copyright holder to recover for lost revenues and diminution in the work’s market value caused by infringement so long as the copyright owner can establish with reasonable probability the existence of a causal connection between the infringement of the defendant and some loss anticipated revenue. Plaintiff may recover direct as well as indirect profits. If the plaintiff elects to recover statutory damages, the Court must award damages in an amount not less than $750 and not more than $30,000 for any work subject to the discretion of the trial court which could in this matter aggregate $330,000.

In the opinion of management based upon the advice of counsel, given the availability of insurance, our liability, if any, will not be material.

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

We have filed answers denying any liability to First Equity and Nichols and raised numerous affirmative defenses. We believe we have valid defenses and are defending the claims.

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

J.P. Morgan Chase & Company

On January 13, 2004, J.P. Morgan Chase & Company (‘‘Chase’’) obtained a judgment in the amount of $95,000 against Cedric Kushner, our former President, and us in connection with our default on an outstanding note. In May 2004, Chase agreed to allow us to pay the outstanding principal amount, plus interest at 4% per annum, in 60 monthly payments of $2,000 each, in exchange for forbearance on any additional efforts to collect upon the unsatisfied portion of the balance. The balance on this obligation at March 31, 2008 amounted to $88,000, including accrued interest. We are not in compliance with the terms set forth in the forbearance agreement.

Other

There are other matters in which we entered into settlements in prior years for which we have not made the required payments.

In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from litigation settlements and other claims arising from the above matters. As of March 31, 2008, we accrued $1.3 million, with respect to such matters. However, the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against us relating to contractual rights related to boxers and the promotion of boxing events (our former business), intellectual property rights and intellectual property licenses, could have a material adverse effect on the our business, financial condition and operating results.

Item 1A.    RISK FACTORS

There have been no significant changes in the risk factors since those disclosed in our Form 10-KSB (File No. 000-25563) filed with the Securities and Exchange Commission on April 15, 2008.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2007, we initiated a private offering of units consisting of 156,250 shares of common stock at an offering price of $25,000 per unit for up to 120 units. The terms of the offering provided that the net proceeds raised were immediately available to us for working capital purposes. During December 2007, we closed on 3,906,250 shares and received $625,000. During the three months ended March 31, 2008, we received an additional $619,000, for 4,312,550 shares in connection with this offering. During the period of April 1, 2008 through May 19, 2008, we closed on an additional 781,250 shares and received $125,000. The offering terminates May 31, 2008.

In April 2008, in a private offering consisting of 375,000 shares of common stock and 375,000 warrants to purchase shares of common stock at $.25, we received $60,000.

During May 2008, in connection with our negotiations with the investor in the revenue participation rights with a guarantee from us, we issued 415,000 shares of common stock to the investor for a reduction in the obligation of approximately $50,000.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Our obligations under notes and loans are past due their original terms or principally due on demand, and, in addition, we may not be in compliance with certain of trade debt as well as our past settlements including legal judgments. We hope to remedy these defaults through additional borrowings, conversion of existing debt to equity, ownership contributions, and/or renegotiation of existing terms and conditions of notes and loans payable in default. If we are unable to cure these defaults, it may significantly impede our ability to raise additional funds and/or to conduct normal business operations

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

ITEM 6.     EXHIBITS

Exhibit Number		Description
2	.1*	Agreement and Plan of Merger, dated as of August 2, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner and James DiLorenzo. (2)
2	.2*	Amended and Restated Agreement and Plan of Merger, dated as of September 17, 2001, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
2	.3*	Amended and Restated Agreement and Plan of Merger, dated as of February 21, 2002, by and among the Company, Zenascent Newco, Inc., Cedric Kushner Boxing, Inc., Cedric Kushner Promotions, Ltd., Cedric Kushner and James DiLorenzo. (2)
2	.4*	Certificate of Ownership and Merger of Cedric Kushner Promotions, Inc. (17)
3	.1*	Articles of Incorporation of the Registrant (1)
3	.2*	Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series B Convertible Stock of Cedric Kushner Promotions, Inc., dated February 19, 2004. (4)
3	.3*	By-laws of Registrant (1)
3	.4*	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock of Cedric Kushner Promotions, Inc., dated October 25, 2004. (5)
3	.5*	Amendment to the By-Laws of the Registrant (8)
3	.6*	Amendments to the Certificate of Incorporation of the Registrant (8)
3	.7*	Certificate of Amendment to the Certificate of Incorporation filed in Delaware on October 1, 2007. (22)
4	.1*	Specimen common stock Certificate (1)
10	.1*	1998 Incentive and Non-qualified Stock Option Plan (1)
10	.2*	Form of Incentive Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)
10	.3*	Form of Non-qualified Stock Option Agreement under 1998 Incentive and Non-qualified Stock Option Plan (1)

Exhibit Number		Description
10	.4*	Form of Non-qualified Stock Option Agreement for Outside Directors under 1998 Incentive and Non-qualified Stock Option Plan (1)
10	.5*	Consulting Agreement, effective August 1, 2001, between the Company and Investor Relations Services, Inc. (2)
10	.6*	Consulting Agreement, effective March 24, 2004, between the Company and Buster Mathis, Jr. (3)(6)
10	.7*	2002 Incentive and Non-qualified Stock Option Plan (5)
10	.8*	Term Sheet for Modification of Loan and Consulting Arrangements dated as of February 10, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc. (15)
10	.9*	Subscription Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc. and the investors named on the signature pages thereto. (9)
10	.10*	Guaranty Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., Cedric Kushner Promotions, Inc. and Cornell Capital Partners, L.P. (9)
10	.11*	Security Agreement dated as of June 28, 2005 by and between Ckrush Entertainment, Inc., and Cornell Capital Partners, L.P. (9)
10	.12*	Pledge and Escrow Agreement dated as of June 28, 2005 by and between Cedric Kushner Promotions, Inc., Cornell Capital Partners, L.P. and David Gonzalez, Esq. (9)
10	.13*	Operating Agreement of Identity Films & Company, LLC dated as of June 27, 2005 by and between Ckrush Entertainment, Inc. and Identity Films, LLC. (10)
10	.14*	License Agreement dated November 1, 2005 by and between Big Content, Inc. and English Distribution, LLC. (15)
10	.15*	Termination of Loan and Related Agreements dated as of November 1, 2005, by and among Livingston Investments, LLC, Mackin Charitable Remainder Trust, Cedric Kushner Promotions, Inc., Cedric Kushner Promotions, Ltd. and Cedric Kushner Boxing, Inc. (15)
10	.16*	Termination of Guarantee dated November 1, 2005 by and between Livingston Investments, LLC, Cedric Kushner Promotions, Inc. and James DiLorenzo. (15)
10	.17*	Executive Employment Agreement dated February 13, 2006 with Jan E. Chason. (16)
10	.18*	Consulting Agreement dated October 12, 2006 between the Registrant and Joe Abrams (15)
10	.19*	Employment Agreement, dated November 20, 2006 between the Registrant and Jermey Dallow (18)
10	.20*	Consulting Agreement dated November 20, 2006 between the Registrant and Philabelle Consulting LLC (18)
10.21		Amendment to Consulting Agreement with Joe Abrams dated January 5, 2007. (19)
10.22		Asset Purchase Agreement with Trisoft Media and AudioStreet.com dated February 5, 2007. (20)
10.23		Separation and Settlement Agreement with Roy Roberts dated June 28, 2007. (21)
14	.1*	Code of Ethics. (3)

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Final Judgment dated December 1, 2005 as to Defendant Cedric Kushner Promotions, Inc. (17)

*	Previously filed.
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 7, 1998
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2002
(3)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 25, 2004
(4)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2004
(5)	Incorporated by reference to our Information Statement on Schedule 14A-6 filed with the Securities and Exchange Commission on November 12, 2004
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 18, 2005
(7)	Incorporated by reference to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on May 13, 2005.
(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2005.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005.
(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005.
(12)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on October 6, 2005.
(13)	Incorporated by reference to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 21, 2005.
(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2005.
(15)	Incorporated by reference to the Schedule 13D filed by Chester F. English III with the Securities and Exchange Commission on December 27, 2006.

(16)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006.
(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006.
(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2006.
(19)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 9, 2007.
(20)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2007.
(21)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2007.
(22)	Incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 11, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKRUSH, INC. & SUBSIDIARIES
Date: May 20, 2008	/s/ Jeremy Dallow
Jeremy Dallow Chief Executive Officer (Principal Executive Officer)
Date: May 20, 2008	/s/ Jan E. Chason
Jan E. Chason Executive Vice President and CFO (Principal Financial and Accounting Officer)